Form 10-Q
period 2019-09-30
Digital Turbine, Inc.
filed 2019-11-04
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 San Antonio Street, Suite 160, Austin TX, 78701	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	APPS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 31, 2019, the Company had 85,814,655 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$25,154	$10,894
Restricted cash	165	165
Accounts receivable, net of allowances of $1,053 and $895, respectively	25,303	22,707
Prepaid expenses and other current assets	1,434	1,331
Current assets held for disposal	1,474	2,026
Total current assets	53,530	37,123
Property and equipment, net	4,278	3,430
Right-of-use assets	2,133	—
Deferred tax assets	13	40
Goodwill	42,268	42,268
TOTAL ASSETS	$102,222	$82,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,314	$14,912
Accrued license fees and revenue share	11,631	16,205
Accrued compensation	2,460	2,441
Warrant liability	8,375	—
Other current liabilities	3,249	826
Current liabilities held for disposal	3,516	3,924
Total current liabilities	51,545	38,308
Warrant liability	—	8,013
Other non-current liabilities	2,110	182
Total liabilities	53,655	46,503
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 85,981,427 issued and 85,246,971 outstanding at September 30, 2019; 82,354,940 issued and 81,620,485 outstanding at March 31, 2019	10	10
Additional paid-in capital	348,566	332,793
Treasury stock (754,599 shares at September 30, 2019 and March 31, 2019)	(71)	(71)
Accumulated other comprehensive loss	(676)	(356)
Accumulated deficit	(299,362)	(296,118)
Total stockholders' equity	48,567	36,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,222	$82,861
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net revenues	$32,795	$23,854	$63,348	$45,966
Cost of revenues
License fees and revenue share	20,146	15,802	38,421	31,018
Other direct costs of revenues	344	508	622	1,015
Total cost of revenues	20,490	16,310	39,043	32,033
Gross profit	12,305	7,544	24,305	13,933
Operating expenses
Product development	2,735	2,637	5,529	5,746
Sales and marketing	2,441	1,913	4,719	3,749
General and administrative	4,014	2,679	7,902	5,383
Total operating expenses	9,190	7,229	18,150	14,878
Income / (loss) from operations	3,115	315	6,155	(945)
Interest and other income / (expense), net
Interest income / (expense), net	41	(135)	59	(454)
Change in fair value of convertible note embedded derivative liability	—	952	—	2,572
Change in fair value of warrant liability	(4,505)	926	(9,731)	2,496
Other income / (expense)	84	(13)	474	(132)
Total interest and other income / (expense), net	(4,380)	1,730	(9,198)	4,482
Income / (loss) from continuing operations before income taxes	(1,265)	2,045	(3,043)	3,537
Income tax provision / (benefit)	72	(23)	(35)	(59)
Income / (loss) from continuing operations, net of taxes	(1,337)	2,068	(3,008)	3,596
Loss from discontinued operations	(88)	(356)	(236)	(1,400)
Net loss from discontinued operations, net of taxes	(88)	(356)	(236)	(1,400)
Net income / (loss)	$(1,425)	$1,712	$(3,244)	$2,196
Other comprehensive loss
Foreign currency translation adjustment	(418)	2	(320)	2
Comprehensive income / (loss)	$(1,843)	$1,714	$(3,564)	$2,198
Basic and diluted net income / (loss) per common share
Continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Discontinued operations	—	(0.01)	—	(0.02)
Net income / (loss)	$(0.02)	$0.02	$(0.04)	$0.03
Weighted-average common shares outstanding, basic	83,909	77,193	82,860	76,644
Weighted-average common shares outstanding, diluted	83,909	78,780	82,860	79,019
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended September 30,
	2019	2018
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$(3,008)	$3,596
Adjustments to reconcile net income / (loss) from continuing operations to net cash provided by / (used in) operating activities:
Depreciation and amortization	944	1,436
Loss on disposal of fixed assets	8	—
Change in allowance for doubtful accounts	158	354
Non-cash interest expense	—	188
Stock-based compensation	1,300	942
Stock-based compensation for services rendered	297	208
Change in fair value of convertible note embedded derivative liability	—	(2,572)
Change in fair value of warrant liability	9,731	(2,496)
Loss on extinguishment of debt	—	15
(Increase) / decrease in assets:
Accounts receivable	(2,754)	(4,166)
Deferred tax assets	33	(59)
Prepaid expenses and other current assets	(86)	33
Right-of-use assets	(2,133)	—
Increase / (decrease) in liabilities:
Accounts payable	7,401	6,857
Accrued license fees and revenue share	(4,575)	(2,515)
Accrued compensation	(34)	(2,378)
Other current liabilities	2,554	411
Other non-current liabilities	1,928	(11)
Net cash provided by / (used in) operating activities - continuing operations	11,764	(157)
Net cash used in operating activities - discontinued operations	(192)	(3,098)
Net cash provided by / (used in) operating activities	11,572	(3,255)

Cash flows from investing activities
Capital expenditures	(1,805)	(1,085)
Net cash used in investing activities - continuing operations	(1,805)	(1,085)
Net cash used in investing activities - discontinued operations	—	(41)
Net cash used in investing activities	(1,805)	(1,126)

Cash flows from financing activities
Options and warrants exercised	4,813	160
Repayment of debt obligations	—	(50)
Net cash provided by financing activities	4,813	110

Effect of exchange rate changes on cash	(320)	—

Net change in cash	14,260	(4,271)

Cash and restricted cash, beginning of period	11,059	13,051

Cash and restricted cash, end of period	$25,319	$8,780

Supplemental disclosure of cash flow information
Interest paid	$—	$264
Supplemental disclosure of non-cash financing activities
Contingency earn out on acquisition of subsidiary, net of discount	$—	$—
Common stock of the Company issued for extinguishment of debt	$—	$948
Cashless exercise of warrants to purchase common stock of the Company	$662	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	76,108,823	$10	100,000	$100	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
Net loss	—	—	—	—	—	—	—	—	484	484
Stock-based compensation	—	—	—	—	—	—	500	—	—	500
Stock-based compensation for services rendered	—	—	—	—	—	—	85	—	—	85
Options exercised	50,000	—	—	—	—	—	39	—	—	39
Balance at June 30, 2018	76,158,823	10	100,000	100	754,599	(71)	318,690	(325)	(289,624)	28,780
Net loss	—	—	—	—	—	—	—	—	1,712	1,712
Foreign currency translation	—	—	—	—	—	—	—	2	—	2
Conversion of convertible notes to equity	670,878	—	—	—	—	—	948	—	—	948
Stock-based compensation	306,656	—	—	—	—	—	602	—	—	602
Options exercised	111,200	—	—	—	—	—	121	—	—	121
Balance at September 30, 2018	77,247,557	$10	100,000	$100	754,599	$(71)	$320,361	$(323)	$(287,912)	$32,165

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Foreign currency translation	—	—	—	—	—	—	—	98	—	98
Settlement of warrant derivative liability	—	—	—	—	—	—	715	—	—	715
Stock-based compensation	38,759	—	—	—	—	—	560	—	—	560
Stock-based compensation for services rendered	—	—	—	—	—	—	122	—	—	122
Options exercised	616,208	—	—	—	—	—	910	—	—	910
Warrants exercised	212,250	—	—	—	—	—	289	—	—	289
Balance at June 30, 2019	82,487,702	10	100,000	100	754,599	(71)	335,389	(258)	(297,937)	37,233
Net loss	—	—	—	—	—	—	—	—	(1,425)	(1,425)
Foreign currency translation	—	—	—	—	—	—	—	(418)	—	(418)
Settlement of warrant derivative liability	—	—	—	—	—	—	8,648	—	—	8,648
Stock-based compensation	9,690	—	—	—	—	—	740	—	—	740
Stock-based compensation for services rendered	75,494	—	—	—	—	—	175	—	—	175
Options exercised	1,006,792	—	—	—	—	—	1,891	—	—	1,891
Warrants exercised	1,667,293	—	—	—	—	—	1,723	—	—	1,723
Balance at September 30, 2019	85,246,971	$10	100,000	$100	754,599	$(71)	$348,566	$(676)	$(299,362)	$48,567

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. Historically through September 30, 2019, Digital Turbine has delivered over 2 billion application pre-loads on over 325 million devices across over thirty Operator and OEM ("O&O") partnerships. The Company operates this business as one reportable segment – Advertising.
The Company's Advertising segment operates the Operator and OEM (O&O) business, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•	Ignite™ ("Ignite"), a software platform with targeted media delivery and management capabilities, and

•	Other recurring and life-cycle products, features, and professional services delivered on the Ignite platform.
Prior to the sale of the Advertiser and Publisher ("A&P") Assets described below under Note 4. "Discontinued Operations," the Advertising reporting segment also included the A&P Assets as an operating segment within Advertising.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”), which we acquired on March 6, 2015. We refer to all of the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been cash from operations, issuance of common stock, preferred stock, and debt. As of September 30, 2019, we had cash, including restricted cash, totaling approximately $25,319.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provided for a $5,000 total facility. On May 22, 2019, the Company amended its existing Credit Agreement with the Bank originally entered into on May 23, 2017. The Credit Agreement, as amended, provides for up to a $20,000 total revolving credit facility, subject to draw limitations derived from current levels of eligible domestic receivables. Please refer to Note 8. "Debt" for more details.
The Company anticipates that its primary sources of liquidity will continue to be cash-on-hand, cash provided by operations, and the credit available under the Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, new investments in under-capitalized opportunities, or to invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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

3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2019, the results of their operations and corresponding comprehensive income / (loss) for the three and six months ended September 30, 2019 and 2018, and their cash flows for the six months ended September 30, 2019 and 2018. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
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
Accounting Pronouncements Adopted During the Period
In February 2016, the FASB issued Account Standards Update ("ASU") 2016-02: Leases (Topic 842). This update changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. As such, the Company adopted this standard during our quarter ended June 30, 2019 using the modified retrospective method, such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The impact of adoption resulted in a gross-up of the Consolidated Balance Sheets with the creation of a right-of-use asset and a corresponding financial liability partially offset by the relief of other liability accounts related to the change in accounting standard. The impact on the Consolidated Statements of Operations and Comprehensive Income / (Loss) was negligible. The adoption of this standard did not have a material net impact on the Company's consolidated results of operations, financial condition, or cash flows. Please refer to Note 7. "Leases" for details.

Revenue from Contracts with Customers
The Company adopted Accounting Standards Codification ("ASC") 606 on April 1, 2018, and ASC 606 is effective from the period beginning April 1, 2016 using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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
O&O Services
The Company’s Advertising business consists of one operating segment (O&O), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•
Ignite, a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators and OEMs to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life-cycle of the device, providing operators and OEMs additional opportunity for advertising revenue streams.

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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of September 30, 2019, one major customer represented approximately 27.0% of the Company’s net accounts receivable balance. As of March 31, 2019, one major customer represented 25.7% of the Company's net accounts receivable balance.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and six months ended September 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 20.6% and 19.6% of net revenues, respectively, and GSN Games, Inc. represented 10.1% and 10.9% of net revenues, respectively. During the three and six months ended September 30, 2018, Oath Inc. represented 39.0% and 32.7% of net revenues, respectively.

With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2019, Verizon Wireless, a carrier partner, generated 43.3% and 43.5%, respectively, and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 31.4% and 32.7%, respectively, of our net revenues. During the three and six months ended September 30, 2018, Verizon Wireless, a carrier partner, generated 49.7% and 50.2%, respectively, and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.8% and 38.3%, respectively, of our net revenues.
There is no assurance that the Company will continue to receive significant revenues from any of these or other large customers. A reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or a termination of agreements with significant customers, could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentrations, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company's significant customers.
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
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally-owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as disclosed in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on July 1, 2018. With the sale of these assets, the Company has exited the segment of the business previously referred to as the Content business.
In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction was $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of September 30, 2019, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the receivables recorded are not collectible due to disputes surrounding the content delivered, the related payables would likewise not be payable. At this time, the Company has requested mediation but does not have enough information to reasonably estimate which receivables and payables, if any, may be un-collectible and un-payable, respectively. The total net exposure to the Company if all of the remaining receivables and payables are determined to be un-collectible and un-payable, respectively, is approximately $194. These assets and liabilities remain on our books as a component of discontinued operations as of September 30, 2019.

DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as disclosed in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has exited the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sale agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price.
The following table summarizes the financial results of our discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss):

Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net revenues	$—	$7	$—	$3,877
Total cost of revenues	—	(4)	—	3,070
Gross profit	—	11	—	807
Product development	29	95	62	666
Sales and marketing	—	116	—	343
General and administrative	23	142	85	1,052
Loss from operations	(52)	(342)	(147)	(1,254)
Interest and other income / (expense), net	(36)	(14)	(89)	(146)
Loss from discontinued operations before income taxes	(88)	(356)	(236)	(1,400)
Loss from discontinued operations, net of taxes	(88)	(356)	(236)	(1,400)
Comprehensive loss	$(88)	$(356)	$(236)	$(1,400)
Basic and diluted net loss per common share	$—	$—	$—	$(0.02)
Weighted-average common shares outstanding, basic and diluted	83,909	77,193	82,860	76,644

Details on assets and liabilities classified as held-for-disposal in the accompanying consolidated balance sheets are presented in the following table:

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $1,490 and $1,589, respectively	$1,472	$1,883
Property and equipment, net	2	143
Current assets held for disposal	1,474	2,026
Total assets held for disposal	$1,474	$2,026

Liabilities held for disposal
Accounts payable	$2,869	$3,158
Accrued license fees and revenue share	453	537
Accrued compensation	194	226
Other current liabilities	—	3
Current liabilities held for disposal	3,516	3,924
Total liabilities held for disposal	$3,516	$3,924

Assets and liabilities held for disposal as of September 30, 2019 and March 31, 2019 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Six months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$(236)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	214
Change in allowance for doubtful accounts	(99)	(369)
Loss on disposal of fixed assets	104	—
Stock-based compensation	—	37
(Increase) / decrease in assets:
Accounts receivable	510	5,328
Goodwill	—	309
Prepaid expenses and other current assets	—	(406)
Increase / (decrease) in liabilities:
Accounts payable	(289)	(4,357)
Accrued license fees and revenue share	(84)	(1,935)
Accrued compensation	(32)	(230)
Other current liabilities	(85)	(289)
Cash used in operating activities	(192)	(3,098)

Cash flows from investing activities
Capital expenditures	—	(41)
Cash used in investing activities	—	(41)

Effect of exchange rate changes on cash and cash equivalents	—	—

Cash used in discontinued operations	$(192)	$(3,139)
5.    Accounts Receivable

	September 30, 2019	March 31, 2019
	(Unaudited)
Billed	$15,196	$11,833
Unbilled	11,160	11,769
Allowance for doubtful accounts	(1,053)	(895)
Accounts receivable, net	$25,303	$22,707
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Unbilled accounts receivable represents revenue recognized but billed after period end. All unbilled receivables as of September 30, 2019 and March 31, 2019 are expected to be billed and collected within twelve months.
The Company recorded $74 and $128 of bad debt expense during the three and six months ended September 30, 2019, respectively, and $81 and $170 of bad debt expense during the three and six months ended September 30, 2018, respectively.

6.    Property and Equipment

	September 30, 2019	March 31, 2019
	(Unaudited)
Computer-related equipment	$8,409	$7,077
Furniture and fixtures	320	223
Leasehold improvements	622	558
Property and equipment, gross	9,351	7,858
Accumulated depreciation	(5,073)	(4,428)
Property and equipment, net	$4,278	$3,430
Depreciation expense was $482 and $944 for the three and six months ended September 30, 2019, respectively, and $371 and $765 for the three and six months ended September 30, 2018, respectively. Depreciation expense for the three and six months ended September 30, 2019 includes $138 and $323, respectively, related to internal-use assets included in general and administrative expense, and $344 and $621, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2018 includes $199 and $421, respectively, related to internal-use assets included in general and administrative expense, and $172 and $344, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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
Schedule, by fiscal year, of maturities of lease liabilities as of:

September 30, 2019
(Unaudited)
Remainder of fiscal year 2020	$338
Fiscal year 2021	688
Fiscal year 2022	705
Fiscal year 2023	723
Fiscal year 2024	520
Thereafter	203
Total undiscounted cash flows	3,177
(Less imputed interest)	(409)
Present value of lease liabilities	$2,768

The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

Associated with this financial liability, the Company has recorded a right-of-use asset of $2,133, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above is 6.00% and the weighted-average remaining lease term is 4.55 years.

8.    Debt
Convertible Notes
On September 28, 2016, the Company sold to BTIG, LLC (the "Initial Purchaser") $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020 (the "Notes"), unless converted, repurchased, or redeemed in accordance with their terms prior to such date. The $16,000 aggregate principal received from the issuance of the Notes was initially allocated between long-term debt of $11,084, convertible note embedded derivative liability of $3,693 (see Note 9. "Fair Value Measurements" for more information), and warrant liability of $1,223 (see Note 9. "Fair Value Measurements" for more information), within the consolidated balance sheet. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes was determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes was allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated were accounted for as a convertible note embedded derivative liability and warrant liability, respectively (see Note 9. "Fair Value Measurements" for more information), and second, the remainder of the proceeds from the issuance of the Notes was allocated to the convertible notes, which resulted in an original-issue debt discount of $4,916. At the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which, in accordance with ASU 2015-03, the Company recorded as a direct reduction to the face value of the Notes and amortized over the life of the Notes as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Income / (Loss). During the three months ended December 31, 2016 the Company further incurred $212 in costs directly associated with the issuance of the Notes for the preparation and filing of a registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related warrants issued along with the Notes. This was required to be done in accordance with the terms of the Indenture (as defined below).
The Company sold the Notes to the Initial Purchaser at a purchase price of 92.75% of the principal amount. The initial purchaser also received an additional 250,000 warrants on the same terms as the warrants issued with the Notes (as detailed below) and has the right to receive 2.5% of any cash consideration received by the Company in connection with a future exercise of any of the warrants issued with the Notes, further noting that this liability has been accrued and is immaterial. The Notes were issued under an Indenture dated September 28, 2016, as amended and supplemented (the "Indenture"), between Digital Turbine, Inc., US Bank National Association, as trustee, and certain wholly-owned subsidiaries of the Company, specifically, DT USA, DT Media, DT EMEA, and DT APAC (collectively referred to as the "Guarantors"). The Notes were senior unsecured obligations of the Company and bore interest at a rate of 8.75% per year, payable semiannually in arrears on March 15th and September 15th of each year, beginning on March 15, 2017. The Notes were unconditionally guaranteed by the Guarantors as to the payment of principal, premium, if any, and interest on a senior unsecured basis. The Notes were issued with an initial conversion price equal to $1.364 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issued or sold shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance or sale.
Each purchaser of the Notes also received warrants to purchase 256.60 shares of the Company's common stock for each $1 in Notes purchased, or up to 4,105,600 warrants in the aggregate, in addition to the 250,000 warrants issued to the Initial Purchaser, as described above. The warrants were issued under a Warrant Agreement (the "Warrant Agreement"), dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association as the warrant agent.
The warrants were immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and will expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance or sale. Certain caps on the number of shares that could be issued under the Notes and the Warrants were effectively lifted by our stockholders approving the full issuance of all potentially issuable shares at our January 2017 annual meeting of stockholders, and again at our January 2018 annual meeting of stockholders in respect of our May 2017 supplemental indenture.
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

Senior Secured Credit Facility

On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total facility.

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

The Credit Agreement contains customary covenants, representations, indemnities, and events of default. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants:

(1) Maintain a Quick Ratio, measured at the end of each month during which any advances are outstanding, of at least:

0.75:1.00        May 31, 2019 - August 31, 2019

0.80:1.00        September 1, 2019 - February 28, 2020

0.85:1.00        March 1, 2020 - August 31, 2020

0.90:1.00        September 1, 2020 and thereafter

(2) Trailing six-month earnings before depreciation, amortization, stock compensation, non-cash warrant and derivative liability expense, and any other onetime non-recurring expenses the Bank deems appropriate ("EBDAS") not less than $1, tested as of each fiscal quarter end during which any advances are outstanding.
The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2019.
At September 30, 2019, there was no outstanding principal on the Credit Agreement.
Interest Income / (Expense)
The Company recorded $41and $59 of interest income, net during the three and six months ended September 30, 2019. This is comprised of interest earned on cash balances, partially offset by amortization of annual facility fees on the Credit Agreement.
In prior year, inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $108 and $266 during the three and six months ended September 30, 2018, respectively.
Additionally in prior year, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraphs above, are reflected on the Consolidated Statements of Operations and Comprehensive Income / (Loss) as interest expense. Inclusive of this amortization of $27 and $188 recorded during the three and six months ended September 30, 2018, respectively, the Company recorded $135 and $454 of total interest expense for the three and six months ended September 30, 2018, respectively.

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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. Fair value of the Notes was determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes was allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated were accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes was allocated to the convertible notes, resulting in an original debt discount amounting to $4,916. The convertible notes remained on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability related to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 8. "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.
During the fiscal year ended March 31, 2019, all of the Notes were extinguished, the underlying indenture relieved, and all derivative liabilities, except warrants, related to the Notes settled. As such, as of September 30, 2019 and March 31, 2019, the Company’s financial liability presented below at fair value was classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of September 30, 2019
				(Unaudited)
Financial Liabilities
Warrant liability	$—	$—	$8,375	$8,375
Total	$—	$—	$8,375	$8,375

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Financial Liabilities
Warrant liability	$—	$—	$8,013	$8,013
Total	$—	$—	$8,013	$8,013

Convertible Note Embedded Derivative Liability
We evaluated the terms and features of our convertible notes and identified embedded derivatives (conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions; collectively called the "convertible note embedded derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the convertible notes consist of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions, which, if the convertible notes were to be converted, would put the convertible note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features met the definition of embedded derivatives and required bifurcation and accounting at fair value.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $952 and $2,572, respectively, due to the decrease in the Company's closing stock price during the three months ended September 30, 2018 from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" for more information regarding the conversion of Convertible Notes during fiscal years 2018 and 2019.

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

The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2019	$8,013
Change in fair value of warrant liability	9,731
De-recognition on exercises	(9,369)
Balance at September 30, 2019	$8,375
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2019, the Company recorded a loss from change in fair value of warrant liability of $4,505 and $9,731, respectively, due to the increase in the Company's closing stock price during the three months ended September 30, 2019 from $5.00 to $6.45 and during the six months ended September 30, 2019 from $3.50 to $6.45. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $926 and $2,496, respectively, due to the decrease in the Company's closing stock price during the three months ended September 30, 2018 from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24.
The market-based assumptions and estimates used in valuing the warrant liability include the following:

September 30, 2019
Stock price volatility	60%
Stock price (per share)	$6.45
Expected term	0.98 years
Risk-free rate (1)	1.75%
(1) The Black-Scholes model assumes the continuously compounded equivalent (CCE) interest rate of 1.75% based on the average of the 1-year and 2-year U.S. Treasury securities as of the valuation date.
Changes in valuation assumptions can have a significant impact on the valuation of the warrant liability. For example, all other things being equal, a decrease/increase in our stock price, probability of change of control, or stock price volatility decreases/increases the valuation of the liability, respectively, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the liability, respectively.
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 7,282,457 and 8,685,457 remained available for future grants as of September 30, 2019 and March 31, 2019, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 1,603,750 shares, 384,827 shares, and 184,910 shares, respectively.

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
In June 2018, the Company issued 232,558 RSUs to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $400.
In May 2019, the Company issued 109,416 RSUs to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $413.
With respect to RSU's, the Company expensed $68 and $84 during the three and six months ended September 30, 2019, respectively, and $28 and $40 during the three and six months ended September 30, 2018, respectively.
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2019	9,128,885	$1.80	7.31	$16,347
Granted	1,603,750	4.07
Forfeited / Cancelled	(384,827)	1.75
Exercised	(1,623,000)	1.73
Options Outstanding, September 30, 2019	8,724,808	2.24	7.28	36,707
Vested and expected to vest (net of estimated forfeitures) at September 30, 2019 (a)	7,663,942	2.19	7.08	32,623
Exercisable, September 30, 2019	4,879,562	$2.15	6.38	$20,978
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2019 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2019. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at September 30, 2019 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 0.50	6,204	$0.24	0.48	6,204	$0.24
$0.51 - 1.00	1,722,307	$0.73	7.09	856,800	$0.72
$1.01 - 1.50	2,108,209	$1.28	6.72	1,532,564	$1.26
$1.51 - 2.00	1,074,723	$1.66	8.48	446,746	$1.65
$2.01 - 2.50	568,851	$2.22	8.52	211,287	$2.21
$2.51 - 3.00	540,000	$2.59	4.60	540,000	$2.59
$3.51 - 4.00	1,897,514	$3.89	8.31	665,627	$3.94
$4.01 - 4.50	505,000	$4.14	5.06	505,000	$4.14
$4.51 - 5.00	60,000	$4.65	3.49	60,000	$4.65
$5.01 and over	242,000	$5.64	8.83	55,334	$5.86
	8,724,808	2.24	7.28	4,879,562	2.15
Other information pertaining to stock options for the Stock Plans for the six months ended September 30, 2019 and 2018, as stated in the table below, is as follows:

	September 30,
	2019	2018
Total fair value of options vested	$953	$855
Total intrinsic value of options exercised (a)	$6,881	$162
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2019 and 2018.
During the six months ended September 30, 2019 and 2018, the Company granted options to purchase 1,603,750 and 1,240,425 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $4.07 and $1.67, respectively.
At September 30, 2019 and 2018, there was $3,518 and $3,417 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.26 and 2.23 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the six months ended September 30, 2019 are presented below.

September 30, 2019
Risk-free interest rate	1.67% to 2.25%
Expected life of the options	5.35 to 9.64 years
Expected volatility	65% to 66%
Expected dividend yield	—%
Expected forfeitures	27% to 29%

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
Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2019, which includes both stock options and restricted stock, was $915 and $1,597, respectively. Total stock compensation expense for the Company’s Stock Plans for the three and six months ended September 30, 2018, which includes both stock options and restricted stock, was $602 and $1,150, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the six months ended September 30, 2019, the Company issued 1,623,000 shares of common stock for the exercise of employee options.
The following table provides activity for warrants issued and outstanding during the six months ended September 30, 2019:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2019	3,639,100	$1.37
Exercised	(1,975,450)	1.36
Outstanding as of September 30, 2019	1,663,650	$1.37
Restricted Stock Awards
From time to time, the Company enters into restricted stock award (“RSAs”) agreements with certain employees, directors, and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA except for Company Board members and the Chief Executive Officer, who are subject to the Company's Board Member Equity Ownership Policy, which supersedes any post-vesting lock-up in RSAs that are applicable to such persons.
Service and Time Condition RSAs
Awards of restricted stock are grants of restricted stock that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service and time condition is recognized on a straight-line basis over the requisite service period.

In July 2019, the Company issued 75,494 restricted shares to its Board of Directors for their next annual service period. The shares vest quarterly over one year. The fair value of the shares on the date of issuance was $421.
With respect to time condition RSAs, the Company expensed $107 and $213 during the three and six months ended September 30, 2019, respectively, and $123 and $208 during the three and six months ended September 30, 2018, respectively.

The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2019	153,328	$1.39
Granted	75,494	5.58
Vested	(153,328)	1.39
Unvested restricted stock outstanding as of September 30, 2019	75,494	$5.58
All restricted shares, vested and unvested, cancelable and not cancelled, have been included in the outstanding shares as of September 30, 2019.
At September 30, 2019, there was $351 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.82 years.
12.    Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company had net losses. Because the Company was in a net loss position for the three and six months ended September 30, 2019, all potentially dilutive shares of common stock were determined to be anti-dilutive and, accordingly, were not included in the calculation of diluted net loss per share. For the three and six months ended September 30, 2018, the Company was in a net income position and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the period of $1.39 and $1.55, respectively.
The following table sets forth the computation of net income / (loss) from continuing operations, net of taxes, per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Income / (loss) from continuing operations, net of taxes	$(1,337)	$2,068	$(3,008)	$3,596
Weighted-average common shares outstanding, basic	83,909	77,193	82,860	76,644
Weighted-average common shares outstanding, diluted	83,909	78,780	82,860	79,019
Basic and diluted net income / (loss) per common share	$(0.02)	$0.03	$(0.04)	$0.05
Common stock equivalents included in net income per diluted share	—	1,587	—	2,375
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	6,893	—	6,170	—

13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2019, a tax provision and benefit of $72 and $(35), respectively, resulted in an effective tax rate of (5.7)% and 1.2%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and six months ended September 30, 2018, a tax benefit of $(23) and $(59), respectively, resulted in an effective tax rate of (1.3)% and (2.7)%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance. The tax benefit reported in the quarter is largely due to changes resulting from the finalization of the transfer pricing study.
14.    Commitments and Contingencies

Potential Financial Exposure Related to Discontinued Operations

Please see information regarding possible exposure related to the settlement of certain assets and liabilities related to the disposition of the Pay business in Note 4. "Discontinued Operations."
15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three and six months ended September 30, 2019 and 2018. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended September 30,
	2019	2018
	(Unaudited)
Net revenues
United States and Canada	$22,216	$17,141
Europe, Middle East, and Africa	7,829	3,246
Asia Pacific and China	2,504	2,393
Mexico, Central America, and South America	246	1,074
Consolidated net revenues	$32,795	$23,854

	Six months ended September 30,
	2019	2018
	(Unaudited)
Net revenues
United States and Canada	$43,571	$32,919
Europe, Middle East, and Africa	14,924	7,084
Asia Pacific and China	4,406	4,397
Mexico, Central America, and South America	447	1,566
Consolidated net revenues	$63,348	$45,966
16.    Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Company Overview
Digital Turbine, Inc., through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. Historically through September 30, 2019, Digital Turbine has delivered over 2 billion application pre-loads on over 325 million devices across over thirty Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment – Advertising.
The Company's Advertising segment operates the O&O business, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

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
Ignite is a software platform that enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a mobile device. Ignite allows mobile operators and OEMs to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third party advertisers; or via Per-Device-License Fees (PDL) agreements which allow operators and OEMs to leverage the Ignite platform, products, and features for a structured fee. Setup Wizard, Dynamic Installs, and Software Development Kit ("SDK") are the three delivery methods available to operators and OEMs on first boot of the device. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for advertising revenue streams. The Company has launched Ignite with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India, and Israel.
Disposition of the Content Reporting Segment and A&P Business
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as disclosed in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on July 1, 2018. With the sale of these assets, the Company has exited the reporting segment of the business previously referred to as the Content business.
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as disclosed in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole continuing reporting segment.
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
All discussions in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions described above.

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,			Six months ended September 30,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$32,795	$23,854	37.5%	$63,348	$45,966	37.8%
License fees and revenue share	20,146	15,802	27.5%	38,421	31,018	23.9%
Other direct costs of revenues	344	508	(32.3)%	622	1,015	(38.7)%
Gross profit	12,305	7,544	63.1%	24,305	13,933	74.4%
Total operating expenses	9,190	7,229	27.1%	18,150	14,878	22.0%
Income / (loss) from operations	3,115	315	888.9%	6,155	(945)	(751.3)%
Interest income / (expense), net	41	(135)	(130.4)%	59	(454)	(113.0)%
Change in fair value of convertible note embedded derivative liability	—	952	(100.0)%	—	2,572	(100.0)%
Change in fair value of warrant liability	(4,505)	926	(586.5)%	(9,731)	2,496	(489.9)%
Other income / (expense)	84	(13)	(746.2)%	474	(132)	(459.1)%
Income / (loss) from continuing operations before income taxes	(1,265)	2,045	(161.9)%	(3,043)	3,537	(186.0)%
Income tax provision / (benefit)	72	(23)	(413.0)%	(35)	(59)	(40.7)%
Income / (loss) from continuing operations, net of taxes	(1,337)	2,068	(164.7)%	(3,008)	3,596	(183.6)%
Net income / (loss)	$(1,425)	$1,712	(183.2)%	$(3,244)	$2,196	(247.7)%
Basic and diluted net income / (loss) per common share	$(0.02)	$0.03	(166.7)%	$(0.04)	$0.03	(233.3)%
Weighted-average common shares outstanding, basic	83,909	77,193	8.7%	82,860	76,644	8.1%
Weighted-average common shares outstanding, diluted	83,909	78,780	6.5%	82,860	79,019	4.9%
Comparison of the three and six months ended September 30, 2019 and 2018
Net Revenues
During the three and six months ended September 30, 2019, there was an approximately $8,941 or 37.5% and $17,382 or 37.8% increase in overall revenue, respectively, as compared to the three and six months ended September 30, 2018.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and six months ended September 30, 2019, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products.
With respect to customer revenue concentration, during the three and six months ended September 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 20.6% and 19.6% of net revenues, respectively, and GSN Games, Inc. represented 10.1% and 10.9% of net revenues, respectively. During the three and six months ended September 30, 2018, Oath Inc. represented 39.0% and 32.7% of net revenues, respectively.
With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and six months ended September 30, 2019, Verizon Wireless, a carrier partner, generated 43.3% and 43.5%, respectively, and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 31.4% and 32.7%, respectively, of our net revenues. During the three and six months ended

September 30, 2018, Verizon Wireless, a carrier partner, generated 49.7% and 50.2%, respectively, and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.8% and 38.3%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects and could slow or reverse the positive trend noted above.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Gross margin $	$12,305	$7,544	63.1%	$24,305	$13,933	74.4%
Gross margin %	37.5%	31.6%	18.7%	38.4%	30.3%	26.7%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $12,305 or 37.5% of net revenues and $24,305 or 38.4% of net revenues for the three and six months ended September 30, 2019, respectively, versus approximately $7,544 or 31.6% of net revenues and $13,933 or 30.3% of net revenues for the three and six months ended September 30, 2018, respectively. The increase in gross margin over the comparative periods of $4,761 or 63.1% and $10,372 or 74.4%, respectively, is primarily attributable to an increased yield from an improved mix of partner diversification and non-dynamic install revenue on our O&O platform.
Operating Expenses

	Three months ended September 30,			Six months ended September 30,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Product development	$2,735	$2,637	3.7%	$5,529	$5,746	(3.8)%
Sales and marketing	2,441	1,913	27.6%	4,719	3,749	25.9%
General and administrative	4,014	2,679	49.8%	7,902	5,383	46.8%
Total operating expenses	$9,190	$7,229	27.1%	$18,150	$14,878	22.0%
Total operating expenses for the three and six months ended September 30, 2019 were approximately $9,190 and $18,150, respectively, and for the three and six months ended September 30, 2018 were approximately $7,229 and $14,878, respectively, an increase of approximately $1,961 or 27.1% and $3,272 or 22.0% over the comparative periods, respectively.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and six months ended September 30, 2019 were approximately $2,735 and $5,529, respectively, and for the three and six months ended September 30, 2018 were approximately $2,637 and $5,746, respectively, an increase and decrease of approximately $98 or 3.7% and $(217) or (3.8)%, respectively, over the comparative periods. Product development expenses remained flat over the comparative periods.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and six months ended September 30, 2019 were approximately $2,441 and $4,719, respectively, and for the three and six months ended September 30, 2018 were approximately $1,913 and $3,749, respectively, an increase of approximately $528 or 27.6% and $970 or 25.9%, respectively, over the comparative period. The increase in sales and marketing expenses over the comparative periods was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.

General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and six months ended September 30, 2019 were approximately $4,014 and $7,902, respectively, and for the three and six months ended September 30, 2018 were $2,679 and $5,383, respectively, an increase of approximately $1,335 or 49.8% and $2,519 or 46.8%, respectively, over the comparative periods. The increase over the comparative periods is primarily attributable to higher employee-related expenses related to the overall growth of the Company.
Interest and Other Income / (Expense)

	Three months ended September 30,			Six months ended September 30,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Interest income / (expense), net	$41	$(135)	(130.4)%	$59	$(454)	(113.0)%
Change in fair value of convertible note embedded derivative liability	—	952	(100.0)%	—	2,572	(100.0)%
Change in fair value of warrant liability	(4,505)	926	(586.5)%	(9,731)	2,496	(489.9)%
Other income / (expense)	84	(13)	(746.2)%	474	(132)	(459.1)%
Total interest and other income / (expense), net	$(4,380)	$1,730	(353.2)%	$(9,198)	$4,482	(305.2)%
Total interest and other income / (expense), net, for the three and six months ended September 30, 2019 was approximately $(4,380) and $(9,198), respectively, and for the three and six months ended September 30, 2018 was $1,730 and $4,482, respectively, a decrease in interest and other income / (expense) of approximately $6,110 or 353.2% and $13,680 or 305.2%, respectively, over the comparative periods. The decrease in other income / (expense) over the comparative periods is primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability primarily as a result of increases in the trading price of the Company's common stock. Interest and other income / (expense), net, includes net interest expense, foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense during the three and six month periods ended September 30, 2018 was generated from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from amounts drawn on our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). During the three and six month periods ended September 30, 2019, interest expense was generated from amounts drawn on the Credit Agreement, of which there were none. Interest income consists of interest income earned on our cash. Interest expense, net, is primarily attributable to 1) fees related to the obtainment of debt (recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt) in the prior comparative periods; 2) interest expense incurred on the Notes at a stated interest rate of 8.75%, interest expense incurred on the Credit Agreement at approximately 6.75% (Wall Street Journal Prime Rate + 0.50%) in the prior comparative periods, and interest expense incurred on the Credit Agreement at approximately 6.00% in the current period; and 3) amortization of debt discount related to the Notes, which are expensed as a component of interest expense over the life of the debt in the prior comparative periods. Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $41 of interest expense during the three and six months ended September 30, 2019, inclusive of debt discount and debt issuance cost amortization, and $135 and $454 of interest expense during the three and six months ended September 30, 2018, respectively. The decrease in interest expense is a function of no principal debt outstanding during the three and six month periods ended September 30, 2019.

Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. All of the underlying debt related to the derivative liability was converted to equity during the prior fiscal year, and the derivative position settled. As such, no change in fair value was recorded during the three and six month periods ended September 30, 2019.
During the three and six month periods ended September 30, 2018, due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of convertible note embedded derivative liability of $952 and $2,572, respectively, due to the decrease in the Company's closing stock price during the three months ended September 30, 2018 from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" in this Report for more information regarding the conversion of the Notes during fiscal 2018.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and six months ended September 30, 2019, the Company recorded a loss from change in fair value of warrant liability of $4,505 and $9,731, respectively, due to the increase in the Company's closing stock price during the three months ended September 30, 2019 from $5.00 to $6.45 and during the six months ended September 30, 2019 from $3.50 to $6.45. During the three and six months ended September 30, 2018, the Company recorded a gain from change in fair value of warrant liability of $926 and $2,496, respectively, due to the decrease in the Company's closing stock price during the three months ended September 30, 2018 from $1.51 to $1.24 and during the six months ended September 30, 2018 from $2.01 to $1.24.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of September 30, 2019, we had cash and restricted cash totaling approximately $25,319 and no debt.

Cash Flow Summary

	Six months ended September 30,
	2019	2018	% of Change
	(in thousands)
Consolidated statement of cash flows data:
Net cash provided by / (used in) operating activities - continuing operations	$11,764	$(157)	7,593.0%
Capital expenditures	(1,805)	(1,085)	(66.4)%
Options and warrants exercised	4,813	160	2,908.1%
Repayment of debt obligations	—	(50)	100.0%
Effect of exchange rate changes on cash	(320)	—	(100.0)%

Operating Activities
During the six months ended September 30, 2019 and 2018, the Company's net cash provided by / (used in) operating activities from continuing operations was $11,764 and $(157), respectively, a positive change of $11,921 or 7,593.0%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the six months ended September 30, 2019, net cash provided by operating activities from continuing operations was $11,764, resulting from a net loss of $3,008 offset by net non-cash expenses of $12,438, which included depreciation and amortization, loss on disposal of fixed assets, change in allowance for doubtful accounts, stock-based compensation, stock-based compensation related to the vesting of restricted stock for services, and the change in fair value of warrant liability of approximately $944, $8, $158, $1,300, $297, and $9,731, respectively. Net cash provided by operating activities during the six months ended September 30, 2019 was also impacted by the change in net working capital accounts as of September 30, 2019 as compared to March 31, 2019, with a net increase in current liabilities of approximately $5,346 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, accrued interest, and other current liabilities) offset by a net increase in current assets of approximately $2,840 (inclusive of accounts receivable and prepaid expenses and other current assets but excluding cash and current portion of deferred tax assets) over the comparative periods. Lastly, net cash provided by operating activities during the six months ended September 30, 2019 was also impacted by the increase in right-of-use assets of $2,133, offset by the increase in other non-current liabilities, mainly due to the long-term components of our lease liabilities, of $1,928, due to our implementation of ASC 842.
Investing Activities
For the six months ended September 30, 2019 and 2018, net cash used in investing activities from continuing operations was approximately $1,805 and $1,085, respectively, which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the six months ended September 30, 2019, net cash provided by financing activities was approximately $4,813, comprised of proceeds from the exercise of stock options and warrants. For the six months ended September 30, 2018, net cash provided by financing activities was approximately $110, comprised of proceeds from the exercise of stock options of $160 offset by the repayment of debt obligations of $50.
As of September 30, 2019, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	2 to 3 Years	4 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Operating leases (a)	$4,242	$943	$1,826	$1,392	$81
Interest and bank fees	41	41	—	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	$4,283	$984	$1,826	$1,392	$81
(a) Consists of operating leases for our office facilities.
(b) We have approximately $997 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

The Company believes it has sufficient liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Report.

Senior Secured Credit Facility

On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total facility.

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

The Credit Agreement contains customary covenants, representations, indemnities, and events of default. In addition to customary covenants, including restrictions on payments (subject to specified exceptions), and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants:

(1) Maintain a Quick Ratio, measured at the end of each month during which any advances are outstanding, of at least:

0.75:1.00        May 31, 2019 - August 31, 2019

0.80:1.00        September 1, 2019 - February 28, 2020

0.85:1.00        March 1, 2020 - August 31, 2020

0.90:1.00        September 1, 2020 and thereafter
(2) Trailing six-month earnings before depreciation, amortization, stock compensation, non-cash warrant and derivative liability expense, and any other onetime non-recurring expenses the Bank deems appropriate ("EBDAS") not less than $1, tested as of each fiscal quarter end during which any advances are outstanding.
The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2019.
At September 30, 2019, there was no outstanding principal on the Credit Agreement.
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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, primarily interest rate and foreign currency exchange risks.
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
ITEM 4.    CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this Report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 4, 2019
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: November 4, 2019
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)