Form 10-Q
period 2019-12-31
Digital Turbine, Inc.
filed 2020-02-10
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35958
DIGITAL TURBINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2267658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 San Antonio Street, Suite 160, Austin, TX	78701
(Address of Principal Executive Offices)	(Zip Code)
(512) 387-7717
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 Per Share	APPS	The Nasdaq Stock Market LLC
(NASDAQ Capital Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of February 5, 2020, the Company had 86,741,096 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED December 31, 2019

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$33,714	$10,894
Restricted cash	165	165
Accounts receivable, net of allowances of $1,101 and $895, respectively	26,694	22,707
Prepaid expenses and other current assets	2,141	1,331
Current assets held for disposal	1,527	2,026
Total current assets	64,241	37,123
Property and equipment, net	5,116	3,430
Right-of-use assets	2,029	—
Deferred tax assets	—	40
Goodwill	42,268	42,268
TOTAL ASSETS	$113,654	$82,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,820	$14,912
Accrued license fees and revenue share	16,264	16,205
Accrued compensation	3,296	2,441
Warrant liability	6,300	—
Other current liabilities	4,285	826
Current liabilities held for disposal	3,431	3,924
Total current liabilities	54,396	38,308
Warrant liability	—	8,013
Other non-current liabilities	2,007	182
Total liabilities	56,403	46,503
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 87,057,421 issued and 86,322,965 outstanding at December 31, 2019; 82,354,940 issued and 81,620,485 outstanding at March 31, 2019	10	10
Additional paid-in capital	353,968	332,793
Treasury stock (754,599 shares at December 31, 2019 and March 31, 2019)	(71)	(71)
Accumulated other comprehensive loss	(720)	(356)
Accumulated deficit	(296,036)	(296,118)
Total stockholders' equity	57,251	36,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,654	$82,861
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net revenues	$36,016	$30,411	$99,364	$76,377
Cost of revenues
License fees and revenue share	21,576	19,195	59,997	50,213
Other direct costs of revenues	400	538	1,022	1,553
Total cost of revenues	21,976	19,733	61,019	51,766
Gross profit	14,040	10,678	38,345	24,611
Operating expenses
Product development	2,783	2,428	8,312	8,174
Sales and marketing	2,815	1,962	7,534	5,711
General and administrative	4,310	3,832	12,212	9,215
Total operating expenses	9,908	8,222	28,058	23,100
Income from operations	4,132	2,456	10,287	1,511
Interest and other income / (expense), net
Interest income / (expense), net	59	(194)	118	(648)
Foreign exchange transaction gain / (loss)	—	(2)	—	7
Change in fair value of convertible note embedded derivative liability	—	(1,476)	—	1,096
Change in fair value of warrant liability	(870)	(1,651)	(10,601)	845
Loss on extinguishment of debt	—	(10)	—	(25)
Other income / (expense)	(19)	(43)	455	(169)
Total interest and other income / (expense), net	(830)	(3,376)	(10,028)	1,106
Income / (loss) from continuing operations before income taxes	3,302	(920)	259	2,617
Income tax provision	41	216	6	157
Income / (loss) from continuing operations, net of taxes	3,261	(1,136)	253	2,460
Income / (loss) from discontinued operations	65	(212)	(171)	(1,612)
Net income / (loss) from discontinued operations, net of taxes	65	(212)	(171)	(1,612)
Net income / (loss)	$3,326	$(1,348)	$82	$848
Other comprehensive loss
Foreign currency translation adjustment	(44)	(5)	(364)	(5)
Comprehensive income / (loss)	$3,282	$(1,353)	$(282)	$843
Basic and diluted net income / (loss) per common share
Continuing operations	$0.04	$(0.01)	$—	$0.03
Discontinued operations	—	—	—	(0.02)
Net income / (loss)	$0.04	$(0.01)	$—	$0.01
Weighted-average common shares outstanding, basic	85,876	77,645	83,869	76,977
Weighted-average common shares outstanding, diluted	92,472	77,645	89,759	79,371
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended December 31,
	2019	2018
Cash flows from operating activities
Net income from continuing operations, net of taxes	$253	$2,460
Adjustments to reconcile net income from continuing operations to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,484	2,145
Loss on disposal of fixed assets	4	—
Change in allowance for doubtful accounts	206	425
Amortization of debt discount and debt issuance costs	—	251
Stock-based compensation	2,044	1,416
Stock-based compensation for services rendered	470	365
Change in fair value of convertible note embedded derivative liability	—	(1,096)
Change in fair value of warrant liability	10,601	(845)
Loss on extinguishment of debt	—	25
(Increase) / decrease in assets:
Accounts receivable	(4,193)	(7,626)
Deferred tax assets	40	157
Prepaid expenses and other current assets	(829)	(561)
Right-of-use assets	(2,029)	—
Increase / (decrease) in liabilities:
Accounts payable	5,908	2,657
Accrued license fees and revenue share	59	3,258
Accrued compensation	855	(1,345)
Other current liabilities	3,459	788
Other non-current liabilities	1,823	55
Net cash provided by operating activities - continuing operations	20,155	2,529
Net cash used in operating activities - discontinued operations	(145)	(3,436)
Net cash provided by / (used in) operating activities	20,010	(907)

Cash flows from investing activities
Capital expenditures	(3,179)	(1,781)
Net cash used in investing activities	(3,179)	(1,781)

Cash flows from financing activities
Options and warrants exercised	6,353	223
Repayment of debt obligations	—	(50)
Net cash provided by financing activities	6,353	173

Effect of exchange rate changes on cash	(364)	(5)

Net change in cash	22,820	(2,520)

Cash and restricted cash, beginning of period	11,059	13,051

Cash and restricted cash, end of period	$33,879	$10,531

Supplemental disclosure of cash flow information
Interest paid	$—	$290
Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$—	$1,190
Cashless exercise of warrants to purchase common stock of the Company	$791	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Foreign currency translation	—	—	—	—	—	—	—	98	—	98
Settlement of warrant derivative liability	—	—	—	—	—	—	715	—	—	715
Stock-based compensation	38,759	—	—	—	—	—	560	—	—	560
Stock-based compensation for services rendered	—	—	—	—	—	—	122	—	—	122
Options exercised	616,208	—	—	—	—	—	910	—	—	910
Warrants exercised	212,250	—	—	—	—	—	289	—	—	289
Balance at June 30, 2019	82,487,702	10	100,000	100	754,599	(71)	335,389	(258)	(297,937)	37,233
Net loss	—	—	—	—	—	—	—	—	(1,425)	(1,425)
Foreign currency translation	—	—	—	—	—	—	—	(418)	—	(418)
Settlement of warrant derivative liability	—	—	—	—	—	—	8,648	—	—	8,648
Stock-based compensation	9,690	—	—	—	—	—	740	—	—	740
Stock-based compensation for services rendered	75,494	—	—	—	—	—	175	—	—	175
Options exercised	1,006,792	—	—	—	—	—	1,891	—	—	1,891
Warrants exercised	1,667,293	—	—	—	—	—	1,723	—	—	1,723
Balance at September 30, 2019	85,246,971	10	100,000	100	754,599	(71)	348,566	(676)	(299,362)	48,567
Net loss	—	—	—	—	—	—	—	—	3,326	3,326
Foreign currency translation	—	—	—	—	—	—	—	(44)	—	(44)
Settlement of warrant derivative liability	—	—	—	—	—	—	2,945	—	—	2,945
Stock-based compensation	—	—	—	—	—	—	744	—	—	744
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	173
Options exercised	546,876	—	—	—	—	—	927	—	—	927
Warrants exercised	529,118	—	—	—	—	—	613	—	—	613
Balance at December 31, 2019	86,322,965	$10	100,000	$100	754,599	$(71)	$353,968	$(720)	$(296,036)	$57,251
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	76,108,823	$10	100,000	$100	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
Net loss	—	—	—	—	—	—	—	—	484	484
Stock-based compensation	—	—	—	—	—	—	500	—	—	500
Stock-based compensation for services rendered	—	—	—	—	—	—	85	—	—	85
Options exercised	50,000	—	—	—	—	—	39	—	—	39
Balance at June 30, 2018	76,158,823	10	100,000	100	754,599	(71)	318,690	(325)	(289,624)	28,780
Net loss	—	—	—	—	—	—	—	—	1,712	1,712
Foreign currency translation	—	—	—	—	—	—	—	2	—	2
Conversion of convertible notes to equity	670,878	—	—	—	—	—	948	—	—	948
Stock-based compensation	306,656	—	—	—	—	—	602	—	—	602
Options exercised	111,200	—	—	—	—	—	121	—	—	121
Balance at September 30, 2018	77,247,557	10	100,000	100	754,599	(71)	320,361	(323)	(287,912)	32,165
Net loss	—	—	—	—	—	—	—	—	(1,348)	(1,348)
Conversion of convertible notes to equity	168,773	—	—	—	—	—	241	—	—	241
Stock-based compensation	—	—	—	—	—	—	632	—	—	632
Options exercised	55,583	—	—	—	—	—	63	—	—	63
Balance at December 31, 2018	77,471,913	$10	100,000	$100	754,599	$(71)	$321,297	$(323)	$(289,260)	$31,753
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2019
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. Through December 31, 2019, Digital Turbine has delivered over 3 billion application pre-loads on over 369 million devices across thirty-five Operator and OEM ("O&O") partnerships. The Company operates this business as one reportable segment – Advertising.
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
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), and Digital Turbine Media, Inc. (“DT Media”), which we acquired on March 6, 2015. We refer to all of the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been cash from operations, issuance of common stock, preferred stock, and debt. As of December 31, 2019, we had cash, including restricted cash, totaling approximately $33,879.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provided for a $5,000 total facility. On May 22, 2019, the Company amended its existing Credit Agreement with the Bank. The Credit Agreement, as amended, provides for up to a $20,000 total revolving credit facility, subject to draw limitations derived from current levels of eligible domestic receivables. Please refer to Note 8. "Debt" for more details.
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
3.    Summary of Significant Accounting Policies
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2019, the results of their operations and corresponding comprehensive income / (loss) for the three and nine months ended December 31, 2019 and 2018, and their cash flows for the nine months ended December 31, 2019 and 2018. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
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
Accounting Pronouncements Adopted During the Period
In February 2016, the FASB issued Account Standards Update ("ASU") 2016-02: Leases (Topic 842). This update changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. As such, the Company adopted this standard during our quarter ended June 30, 2019 using the modified retrospective method, such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The impact of adoption resulted in a gross-up of the Consolidated Balance Sheet with the creation of a right-of-use asset and a corresponding financial liability partially offset by the relief of other liability accounts related to the change in accounting standard. The impact on the Consolidated Statements of Operations and Comprehensive Income / (Loss) was negligible. The adoption of this standard did not have a material net impact on the Company's consolidated results of operations, financial condition, or cash flows. Please refer to Note 7. "Leases" for details.

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
O&O Services
The Company’s Advertising business consists of one operating segment (O&O), an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•
Ignite, a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. Ignite allows mobile operators and OEMs to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Dynamic Installs, or Software Development Kit ("SDK"). Optional notification features are available throughout the life-cycle of the device, providing operators and OEMs additional opportunity for advertising revenue streams.

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

Professional Services
The Company offers professional services that support the implementation of its Ignite platform for carriers and OEMs, including technology development and integration services. These contracts generally include delivery and integration of the technology development product and revenue is recognized when formal acceptance is confirmed by the customer. Services are billed in one lump sum. For the majority of these contracts, for which the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of December 31, 2019, one major customer represented approximately 20.9% of the Company’s net accounts receivable balance. As of March 31, 2019, one major customer represented 25.7% of the Company's net accounts receivable balance.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 14.4% and 17.7% of net revenues, respectively. During the three and nine months ended December 31, 2018, Oath Inc. represented 28.8% and 31.1% of net revenues, respectively.

With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2019, Verizon Wireless, a carrier partner, generated 37.5% and 40.3%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 29.8% and 30.9%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 12.4% and 10%, respectively, of our net revenues. During the three and nine months ended December 31, 2018, Verizon Wireless, a carrier partner, generated 43.7% and 47.6%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.5% and 38.4%, respectively, of our net revenues.
There is no assurance that the Company will continue to receive significant revenues from any of these or other large customers. A reduction or delay in operating activity from any of the Company’s significant customers or partners, or a delay or default in payment by any significant customer, or a termination of agreements with significant customers, could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentrations, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company's significant customers.
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
In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction was $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of December 31, 2019, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. If at a later date it is determined that the receivables recorded are not collectible due to disputes surrounding the content delivered, the related payables would likewise not be payable. At this time, the Company is negotiating settlement but does not have enough information to reasonably estimate which receivables and payables, if any, may be un-collectible and un-payable, respectively. The total net exposure to the Company if all of the remaining receivables and payables are determined to be un-collectible and un-payable, respectively, is immaterial. These assets and liabilities remain on our books as a component of discontinued operations as of December 31, 2019.

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

Condensed Statements of Operations and Comprehensive Income / (Loss)
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net revenues	$—	$3	$—	$3,880
Total cost of revenues	(102)	—	(102)	3,070
Gross profit	102	3	102	810
Product development	—	37	62	703
Sales and marketing	—	7	—	350
General and administrative	37	160	122	1,212
Income / (loss) from operations	65	(201)	(82)	(1,455)
Interest and other income / (expense), net	—	(11)	(89)	(157)
Income / (loss) from discontinued operations before income taxes	65	(212)	(171)	(1,612)
Income / (loss) from discontinued operations, net of taxes	65	(212)	(171)	(1,612)
Comprehensive income / (loss)	$65	$(212)	$(171)	$(1,612)
Basic and diluted net income / (loss) per common share	$—	$—	$—	$(0.02)
Weighted-average common shares outstanding, basic	85,876	77,645	83,869	76,977
Weighted-average common shares outstanding, diluted	92,472	77,645	89,759	79,371

Details on assets and liabilities classified as held-for-disposal in the accompanying consolidated balance sheets are presented in the following table:

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets held for disposal
Accounts receivable, net of allowances of $1,542 and $1,589, respectively	$1,525	$1,883
Property and equipment, net	2	143
Total assets held for disposal	$1,527	$2,026

Liabilities held for disposal
Accounts payable	$2,926	$3,158
Accrued license fees and revenue share	335	537
Accrued compensation	170	226
Other current liabilities	—	3
Total liabilities held for disposal	$3,431	$3,924

Assets and liabilities held for disposal as of December 31, 2019 and March 31, 2019 are classified as current since we expect the dispositions to be completed within one year.

The following table provides reconciling cash flow information for our discontinued operations:

	Nine months ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$(171)	$(1,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	247
Impairment of goodwill	—	309
Change in allowance for doubtful accounts	(47)	(380)
Loss on disposal of fixed assets	104	—
Stock-based compensation	—	37
(Increase) / decrease in assets:
Accounts receivable	405	5,164
Prepaid expenses and other current assets	—	95
Increase / (decrease) in liabilities:
Accounts payable	(232)	(4,675)
Accrued license fees and revenue share	(202)	(1,991)
Accrued compensation	(56)	(302)
Other current liabilities	35	(328)
Cash used in operating activities	(145)	(3,436)

Cash used in discontinued operations	$(145)	$(3,436)

5.    Accounts Receivable

	December 31, 2019	March 31, 2019
	(Unaudited)
Billed	$13,314	$11,833
Unbilled	14,481	11,769
Allowance for doubtful accounts	(1,101)	(895)
Accounts receivable, net	$26,694	$22,707
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Unbilled accounts receivable represents revenue recognized but billed after period end. All unbilled receivables as of December 31, 2019 and March 31, 2019 are expected to be billed and collected within twelve months.
The Company recorded $56 and $184 of bad debt expense during the three and nine months ended December 31, 2019, respectively, and $59 and $229 of bad debt expense during the three and nine months ended December 31, 2018, respectively.
6.    Property and Equipment

	December 31, 2019	March 31, 2019
	(Unaudited)
Computer-related equipment	$9,691	$7,077
Furniture and fixtures	414	223
Leasehold improvements	623	558
Property and equipment, gross	10,728	7,858
Accumulated depreciation	(5,612)	(4,428)
Property and equipment, net	$5,116	$3,430
Depreciation expense was $540 and $1,484 for the three and nine months ended December 31, 2019, respectively, and $374 and $1,139 for the three and nine months ended December 31, 2018, respectively. Depreciation expense for the three and nine months ended December 31, 2019 includes $140 and $462, respectively, related to internal-use assets included in general and administrative expense, and $400 and $1,022, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2018 includes $170 and $591, respectively, related to internal-use assets included in general and administrative expense, and $204 and $548, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.

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
Schedule, by fiscal year, of maturities of lease liabilities as of:

December 31, 2019
(Unaudited)
Remainder of fiscal year 2020	$169
Fiscal year 2021	688
Fiscal year 2022	705
Fiscal year 2023	723
Fiscal year 2024	520
Thereafter	203
Total undiscounted cash flows	3,008
(Less imputed interest)	(368)
Present value of lease liabilities	$2,640

The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

Associated with this financial liability, the Company has recorded a right-of-use asset of $2,029, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above is 6.00% and the weighted-average remaining lease term is 4.31 years.
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

Senior Secured Credit Facility

On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total revolving credit facility.

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

0.75:1.00        May 31, 2019 - August 31, 2019

0.80:1.00        September 1, 2019 - February 28, 2020

0.85:1.00        March 1, 2020 - August 31, 2020

0.90:1.00        September 1, 2020 and thereafter

(2) Trailing six-month earnings before depreciation, amortization, stock compensation, non-cash warrant and derivative liability expense, and any other onetime non-recurring expenses the Bank deems appropriate ("EBDAS") of not less than $1, tested as of each fiscal quarter end during which any advances are outstanding.
The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2019.
At December 31, 2019, there was no outstanding principal on the Credit Agreement.

Interest Income / (Expense)
The Company recorded $59 and $118 of interest income, net, during the three and nine months ended December 31, 2019, respectively. This is comprised of interest earned on cash balances, partially offset by amortization of annual facility fees on the Credit Agreement.
In the prior fiscal year, inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017, the Company recorded $131 and $397 of interest expense during the three and nine months ended December 31, 2018, respectively.
Additionally in the prior fiscal year, aggregate debt discount and debt issuance cost amortization related to the Notes, detailed in the paragraphs above, are reflected on the Consolidated Statements of Operations and Comprehensive Income / (Loss) as interest expense. Inclusive of this amortization of $63 and $251 recorded during the three and nine months ended December 31, 2018, respectively, the Company recorded $194 and $648 of total interest expense for the three and nine months ended December 31, 2018, respectively.
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

During the fiscal year ended March 31, 2019, all of the Notes were extinguished, the underlying indenture relieved, and all derivative liabilities, except warrants, related to the Notes settled. As such, as of December 31, 2019 and March 31, 2019, the Company’s financial liability presented below at fair value was classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
				(Unaudited)
Financial Liabilities
Warrant liability	$—	$—	$6,300	$6,300
Total	$—	$—	$6,300	$6,300

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Financial Liabilities
Warrant liability	$—	$—	$8,013	$8,013
Total	$—	$—	$8,013	$8,013
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of convertible note embedded derivative liability of $(1,476) and $1,096, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2018 from $1.24 to $1.83 and due to the decrease in the Company's closing stock price during the nine months ended December 31, 2018 from $2.01 to $1.83. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" for more information regarding the conversion of Convertible Notes during fiscal years 2018 and 2019.

Warrant Liability

The Company issued detachable warrants with the convertible notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities until one year from the maturity date when the liability was re-classified to current. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income / (Loss). We estimated the fair value of these warrants at the respective balance sheet dates using a Black-Scholes model that considers the Company's future stock price. Option pricing models employ subjective factors to estimate warrant liability and, therefore, the assumptions used in the model are judgmental.
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2019	$8,013
Change in fair value of warrant liability	10,601
De-recognition on exercises	(12,314)
Balance at December 31, 2019	$6,300
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2019, the Company recorded a loss from change in fair value of warrant liability of $870 and $10,601, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2019 from $6.45 to $7.13 and during the nine months ended December 31, 2019 from $3.78 to $7.13. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of warrant liability of $(1,651) and $845, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2018 from $1.24 to $1.83 and due to the decrease in the Company's closing stock price during the nine months ended December 31, 2018 from $2.01 to $1.83.
The market-based assumptions and estimates used in valuing the warrant liability include the following:

December 31, 2019
Stock price volatility	60%
Stock price (per share)	$7.13
Expected term	0.73 years
Risk-free rate (1)	1.59%
(1) The Black-Scholes model assumes the continuously compounded equivalent (CCE) interest rate of 1.59% based on the 1-year U.S. Treasury securities as of the valuation date.
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 7,159,118 and 8,685,457 remained available for future grants as of December 31, 2019 and March 31, 2019, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 1,738,750 shares, 397,321 shares, and 184,910 shares, respectively.

Restricted Stock Units

Awards of restricted stock units ("RSUs") may be either grants of time-based restricted units or performance-based restricted units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for RSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each period.
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
With respect to RSUs, the Company expensed $68 and $152 during the three and nine months ended December 31, 2019, respectively, and $50 and $90 during the three and nine months ended December 31, 2018, respectively.
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

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2019	9,128,885	$1.80	7.31	$16,347
Granted	1,738,750	4.34
Forfeited / Cancelled	(397,321)	1.78
Exercised	(2,169,876)	1.72
Options Outstanding, December 31, 2019	8,300,438	2.36	7.15	39,656
Vested and expected to vest (net of estimated forfeitures) at December 31, 2019 (a)	7,413,546	2.29	6.97	35,900
Exercisable, December 31, 2019	5,119,274	$2.15	6.28	$25,517
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2019 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2019. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.51 - 1.00	1,591,790	$0.73	6.84	828,032	$0.73
$1.01 - 1.50	1,863,050	$1.29	6.60	1,718,255	$1.30
$1.51 - 2.00	1,024,212	$1.67	8.31	492,253	$1.66
$2.01 - 2.50	560,778	$2.23	8.30	250,156	$2.21
$2.51 - 3.00	535,958	$2.59	4.34	535,958	$2.59
$3.51 - 4.00	1,812,650	$3.89	8.15	680,783	$3.93
$4.01 - 4.50	475,000	$4.13	4.78	475,000	$4.13
$4.51 - 5.00	60,000	$4.65	3.24	60,000	$4.65
$5.01 and over	377,000	$6.32	9.03	78,837	$5.96
	8,300,438	2.36	7.15	5,119,274	2.15
Other information pertaining to stock options for the Stock Plans for the nine months ended December 31, 2019 and 2018, as stated in the table below, is as follows:

	December 31,
	2019	2018
Total fair value of options vested	$2,028	$1,202
Total intrinsic value of options exercised (a)	$10,364	$192
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2019 and 2018.
During the nine months ended December 31, 2019 and 2018, the Company granted options to purchase 1,738,750 and 1,349,925 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $4.34 and $1.64, respectively.
At December 31, 2019 and 2018, there was $3,547 and $2,194 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.16 and 2.01 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the nine months ended December 31, 2019 are presented below.

December 31, 2019
Risk-free interest rate	1.67% to 2.25%
Expected life of the options	5.35 to 9.83 years
Expected volatility	65% to 66%
Expected dividend yield	—%
Expected forfeitures	27% to 29%

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
Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2019, which includes both stock options and restricted stock, was $917 and $2,514, respectively. Total stock compensation expense for the Company’s Stock Plans for the three and nine months ended December 31, 2018, which includes both stock options and restricted stock, was $631 and $1,781, respectively. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the nine months ended December 31, 2019, the Company issued 2,169,876 shares of common stock for the exercise of employee options.
The following table provides activity for warrants issued and outstanding during the nine months ended December 31, 2019:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2019	3,639,100	$1.37
Exercised	(2,524,500)	1.36
Outstanding as of December 31, 2019	1,114,600	$1.38
Restricted Stock Awards
From time to time, the Company enters into restricted stock award (“RSAs”) agreements with certain employees, directors, and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA, except for Company Board members and the Chief Executive Officer, who are subject to the Company's Board Member Equity Ownership Policy, which supersedes any post-vesting lock-up in RSAs that are applicable to such persons.
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
With respect to time condition RSAs, the Company expensed $105 and $318 during the three and nine months ended December 31, 2019, respectively, and $123 and $365 during the three and nine months ended December 31, 2018, respectively.

The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2019	153,328	$1.39
Granted	75,494	5.58
Vested	(172,202)	1.85
Unvested restricted stock outstanding as of December 31, 2019	56,620	$5.58
All restricted shares, vested and unvested, cancelable and not cancelled, have been included in the outstanding shares as of December 31, 2019.
At December 31, 2019, there was $246 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.58 years.
12.    Net Income / (Loss) Per Share
Basic net income / (loss) per share is calculated by dividing net income / (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company had net losses. Because the Company was in a net loss position for the three months ended December 31, 2018, all potentially dilutive shares of common stock were determined to be anti-dilutive and, accordingly, were not included in the calculation of diluted net loss per share. For the nine months ended December 31, 2018, and the three and nine months ended December 31, 2019, the Company was in a net income position and has included the dilutive effect of employee stock-based awards using the treasury method and assuming an average stock price over the periods of $1.55, $7.44, and $5.90, respectively .
The following table sets forth the computation of net income / (loss) from continuing operations, net of taxes, per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Income / (loss) from continuing operations, net of taxes	$3,261	$(1,136)	$253	$2,460
Weighted-average common shares outstanding, basic	85,876	77,645	83,869	76,977
Weighted-average common shares outstanding, diluted	92,472	77,645	89,759	79,371
Basic and diluted net income / (loss) per common share	$0.04	$(0.01)	$—	$0.03
Common stock equivalents included in net income per diluted share	6,596	—	5,890	2,394
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	2,485	—	—

13.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and nine months ended December 31, 2019, a tax provision of $41 and $6, respectively, resulted in an effective tax rate of 1.2% and 2.3%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and nine months ended December 31, 2018, a tax provision of $216 and $157, respectively, resulted in an effective tax rate of (23.5)% and 6.0%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
14.    Commitments and Contingencies

Potential Financial Exposure Related to Discontinued Operations

Please see information regarding possible exposure related to the settlement of certain assets and liabilities related to the disposition of the Pay business in Note 4. "Discontinued Operations."
15.    Geographic Information
The following table sets forth geographic information on our net revenues for the three and nine months ended December 31, 2019 and 2018. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended December 31,
	2019	2018
	(Unaudited)
Net revenues
United States and Canada	$22,486	$20,952
Europe, Middle East, and Africa	9,205	6,160
Asia Pacific and China	3,731	2,312
Mexico, Central America, and South America	594	987
Consolidated net revenues	$36,016	$30,411

	Nine months ended December 31,
	2019	2018
	(Unaudited)
Net revenues
United States and Canada	$66,057	$53,871
Europe, Middle East, and Africa	24,129	13,244
Asia Pacific and China	8,137	6,709
Mexico, Central America, and South America	1,041	2,553
Consolidated net revenues	$99,364	$76,377

16.    Subsequent Event
On February 6, 2020, Digital Turbine Media, Inc. (“DT Media”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with ACME Mobile, LLC (“ACME”), Mobile Posse, Inc., a wholly-owned subsidiary of ACME (“Mobile Posse”), and certain equityholders of ACME, pursuant to which DT Media would acquire (the “Acquisition”) all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of $66,000, payable as follows: (1) $41,500 in cash to be paid at closing, subject to purchase price adjustments, and (2) an estimated earn-out of $24,500, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out is subject to change based on final results and calculations. Under the terms of the earn-out, over the Earn-Out Period, DT Media would pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments would be paid every three months with a true-up calculation and payment after the first nine months of the Earn-Out Period. The Purchase Agreement contains customary representations and warranties, covenants, closing conditions, and indemnification provisions. If the Acquisition does not close by March 16, 2020, under certain specified circumstances the Company would be obligated to pay ACME a $5,000 termination fee.

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
Company Overview
Digital Turbine, Inc., through its subsidiaries, innovates at the convergence of media and mobile communications, delivering an end-to-end platform solution for mobile operators, application developers, device original equipment manufacturers ("OEMs"), and other third parties to enable them to effectively monetize mobile content and generate higher-value user acquisition. Through December 31, 2019, Digital Turbine has delivered over 3 billion application pre-loads on over 369 million devices across thirty-five Operator and OEM (O&O) partnerships. The Company operates this business as one reportable segment – Advertising.
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

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,			Nine months ended December 31,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$36,016	$30,411	18.4%	$99,364	$76,377	30.1%
License fees and revenue share	21,576	19,195	12.4%	59,997	50,213	19.5%
Other direct costs of revenues	400	538	(25.7)%	1,022	1,553	(34.2)%
Gross profit	14,040	10,678	31.5%	38,345	24,611	55.8%
Total operating expenses	9,908	8,222	20.5%	28,058	23,100	21.5%
Income from operations	4,132	2,456	68.2%	10,287	1,511	580.8%
Interest income / (expense), net	59	(194)	(130.4)%	118	(648)	(118.2)%
Foreign exchange transaction gain / (loss)	—	(2)	(100.0)%	—	7	(100.0)%
Change in fair value of convertible note embedded derivative liability	—	(1,476)	(100.0)%	—	1,096	(100.0)%
Change in fair value of warrant liability	(870)	(1,651)	(47.3)%	(10,601)	845	(1,354.6)%
Loss on extinguishment of debt	—	(10)	(100.0)%	—	(25)	(100.0)%
Other income / (expense)	(19)	(43)	(55.8)%	455	(169)	(369.2)%
Income / (loss) from continuing operations before income taxes	3,302	(920)	(458.9)%	259	2,617	(90.1)%
Income tax provision	41	216	(81.0)%	6	157	(96.2)%
Income / (loss) from continuing operations, net of taxes	3,261	(1,136)	(387.1)%	253	2,460	(89.7)%
Net income / (loss)	$3,326	$(1,348)	(346.7)%	$82	$848	(90.3)%
Basic and diluted net income / (loss) per common share	$0.04	$(0.01)	(500.0)%	$—	$0.01	(100.0)%
Weighted-average common shares outstanding, basic	85,876	77,645	10.6%	83,869	76,977	9.0%
Weighted-average common shares outstanding, diluted	92,472	77,645	19.1%	89,759	79,371	13.1%
Comparison of the three and nine months ended December 31, 2019 and 2018
Net Revenues
During the three and nine months ended December 31, 2019, there was an approximately $5,605 or 18.4% and $22,987 or 30.1% increase in overall revenue, respectively, as compared to the three and nine months ended December 31, 2018.
The Company's O&O business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and nine months ended December 31, 2019, the main revenue driver for the O&O business was the Ignite platform. Ignite is a mobile application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This increase in Ignite net revenue was attributable to increased demand for the Ignite service, driven primarily by increased revenue from advertising partners across existing commercial deployments of Ignite with carrier partners as well as expanded distribution with new carrier partners and the deployment of new Ignite services and products.
With respect to customer revenue concentration, during the three and nine months ended December 31, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 14.4% and 17.7% of net revenues, respectively. During the three and nine months ended December 31, 2018, Oath Inc. represented 28.8% and 31.1% of net revenues, respectively.

With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our Ignite platform through the carrier network. During the three and nine months ended December 31, 2019, Verizon Wireless, a carrier partner, generated 37.5% and 40.3%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 29.8% and 30.9%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 12.4% and 10%, respectively, of our net revenues. During the three and nine months ended December 31, 2018, Verizon Wireless, a carrier partner, generated 43.7% and 47.6%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.5% and 38.4%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Gross margin $	$14,040	$10,678	31.5%	$38,345	$24,611	55.8%
Gross margin %	39.0%	35.1%	11.1%	38.6%	32.2%	19.9%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $14,040 or 39.0% of net revenues and $38,345 or 38.6% of net revenues for the three and nine months ended December 31, 2019, respectively, versus approximately $10,678 or 35.1% of net revenues and $24,611 or 32.2% of net revenues for the three and nine months ended December 31, 2018, respectively. The increase in gross margin over the comparative periods of $3,362 or 31.5% and $13,734 or 55.8%, respectively, is primarily attributable to an increased yield from an improved mix of partner diversification and non-dynamic install revenue on our O&O platform.
Operating Expenses

	Three months ended December 31,			Nine months ended December 31,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Product development	$2,783	$2,428	14.6%	$8,312	$8,174	1.7%
Sales and marketing	2,815	1,962	43.5%	7,534	5,711	31.9%
General and administrative	4,310	3,832	12.5%	12,212	9,215	32.5%
Total operating expenses	$9,908	$8,222	20.5%	$28,058	$23,100	21.5%
Total operating expenses for the three and nine months ended December 31, 2019 were approximately $9,908 and $28,058, respectively, and for the three and nine months ended December 31, 2018 were approximately $8,222 and $23,100, respectively, an increase of approximately $1,686 or 20.5% and $4,958 or 21.5% over the comparative periods, respectively.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and nine months ended December 31, 2019 were approximately $2,783 and $8,312, respectively, and for the three and nine months ended December 31, 2018 were approximately $2,428 and $8,174, respectively, an increase of approximately $355 or 14.6% and $138 or 1.7%, respectively, over the comparative periods. The increase in product development expenses over the comparative three-month periods was primarily attributable to increased product development headcount and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth. Product development expenses remained flat over the comparative nine-month periods.

Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and nine months ended December 31, 2019 were approximately $2,815 and $7,534, respectively, and for the three and nine months ended December 31, 2018 were approximately $1,962 and $5,711, respectively, an increase of approximately $853 or 43.5% and $1,823 or 31.9%, respectively, over the comparative period. The increase in sales and marketing expenses over the comparative periods was primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and nine months ended December 31, 2019 were approximately $4,310 and $12,212, respectively, and for the three and nine months ended December 31, 2018 were $3,832 and $9,215, respectively, an increase of approximately $478 or 12.5% and $2,997 or 32.5%, respectively, over the comparative periods. The increase over the comparative periods is primarily attributable to higher employee-related expenses related to the overall growth of the Company.
Interest and Other Income / (Expense)

	Three months ended December 31,			Nine months ended December 31,
	2019	2018	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Interest income / (expense), net	$59	$(194)	(130.4)%	$118	$(648)	(118.2)%
Foreign exchange transaction gain / (loss)	—	(2)	(100.0)%	—	7	(100.0)%
Change in fair value of convertible note embedded derivative liability	—	(1,476)	(100.0)%	—	1,096	(100.0)%
Change in fair value of warrant liability	(870)	(1,651)	(47.3)%	(10,601)	845	(1,354.6)%
Loss on extinguishment of debt	—	(10)	(100.0)%	—	(25)	(100.0)%
Other income / (expense)	(19)	(43)	(55.8)%	455	(169)	(369.2)%
Total interest and other income / (expense), net	$(830)	$(3,376)	(75.4)%	$(10,028)	$1,106	(1,006.7)%
Total interest and other income / (expense), net, for the three and nine months ended December 31, 2019 was approximately $(830) and $(10,028), respectively, and for the three and nine months ended December 31, 2018 was $(3,376) and $1,106, respectively, a decrease in interest and other income / (expense) of approximately $2,546 or 75.4% and an increase of approximately $11,134 or 1,006.7%, respectively, over the comparative periods. The decrease and increase, respectively, in other income / (expense) over the comparative periods are primarily attributable to the change in fair value of convertible note embedded derivative liability and the change in fair value of warrant liability, primarily as a result of increases in the trading price of the Company's common stock. Interest and other income / (expense), net, includes net interest income / (expense), foreign exchange transaction gain / (loss), change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, loss on extinguishment of debt, and other ancillary income / (expense) earned or incurred by the Company.
Interest Expense, Net
Interest expense is primarily attributable to 1) fees related to the obtainment of debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt in the prior comparative periods; 2) interest expense incurred on the Notes at a stated interest rate of 8.75% in the prior comparative periods and interest expense incurred on the Credit Agreement at approximately 6.75% (Wall Street Journal Prime Rate + 0.50%) in the prior comparative periods; and 3) amortization of debt discount related to the Notes, which were expensed as a component of interest expense over the life of the debt in the prior comparative periods.
Interest income consists of interest income earned on our cash.

During the three and nine months ended December 31, 2019, the Company had no outstanding debt and incurred no interest expense. Interest expense during the three and nine months ended December 31, 2018 was incurred from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from amounts drawn on our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”).
The Company recorded $59 and $118 of interest income during the three and nine months ended December 31, 2019, respectively, and $194 and $648 of interest expense during the three and nine months ended December 31, 2018, respectively. The increase in interest income is a function of earning interest on our cash balances during the three and nine months ended December 31, 2019. The decrease in interest expense is a function of no principal debt outstanding during the three and nine months ended December 31, 2019.
Change in Fair Value of Convertible Note Embedded Derivative Liability
The Company accounts for the convertible note embedded derivative liability in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. All of the underlying debt related to the derivative liability was converted to equity during the prior fiscal year, and the derivative position settled. As such, no change in fair value was recorded during the three and nine months ended December 31, 2019.
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of convertible note embedded derivative liability of $(1,476) and $1,096, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2018 from $1.24 to $1.83 and due to the decrease in the Company's closing stock price during the nine months ended December 31, 2018 from $2.01 to $1.83. In addition to the Company's stock price being the primary driver, valuation of the derivative liability is also impacted by the conversion of underlying notes and associated warrants. See Note 8. "Debt" for more information regarding the conversion of Convertible Notes during fiscal years 2018 and 2019.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the loss and gain, respectively. During the three and nine months ended December 31, 2019, the Company recorded a loss from change in fair value of warrant liability of $870 and $10,601, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2019 from $6.45 to $7.13 and during the nine months ended December 31, 2019 from $3.78 to $7.13. During the three and nine months ended December 31, 2018, the Company recorded a (loss) and gain from change in fair value of warrant liability of $(1,651) and $845, respectively, due to the increase in the Company's closing stock price during the three months ended December 31, 2018 from $1.24 to $1.83 and due to the decrease in the Company's closing stock price during the nine months ended December 31, 2018 from $2.01 to $1.83.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of December 31, 2019, we had cash and restricted cash totaling approximately $33,879 and no debt.

Cash Flow Summary

	Nine months ended December 31,
	2019	2018	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities - continuing operations	$20,155	$2,529	697.0%
Capital expenditures	(3,179)	(1,781)	(78.5)%
Options and warrants exercised	6,353	223	2,748.9%
Repayment of debt obligations	—	(50)	100.0%
Effect of exchange rate changes on cash	(364)	(5)	(7,180.0)%
Operating Activities
During the nine months ended December 31, 2019 and 2018, the Company's net cash provided by operating activities from continuing operations was $20,155 and $2,529, respectively, a positive change of $17,626 or 697.0%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the nine months ended December 31, 2019, net cash provided by operating activities from continuing operations was $20,155, resulting from a net income of $253 offset by net non-cash expenses of $14,809, which included depreciation and amortization, loss on disposal of fixed assets, change in allowance for doubtful accounts, stock-based compensation, stock-based compensation related to the vesting of restricted stock for services, and the change in fair value of warrant liability of approximately $1,484, $4, $206, $2,044, $470, and $10,601, respectively. Net cash provided by operating activities during the nine months ended December 31, 2019 was also impacted by the change in net working capital accounts as of December 31, 2019 as compared to March 31, 2019, with a net increase in current liabilities of approximately $10,281 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, accrued interest, and other current liabilities) offset by a net increase in current assets of approximately $5,022 (inclusive of accounts receivable and prepaid expenses and other current assets but excluding cash and current portion of deferred tax assets) over the comparative periods. Lastly, net cash provided by operating activities during the nine months ended December 31, 2019 was also impacted by the increase in right-of-use assets of $2,029, offset by the increase in other non-current liabilities, mainly due to the long-term components of our lease liabilities of $1,823, due to our implementation of ASC 842.
Investing Activities
For the nine months ended December 31, 2019 and 2018, net cash used in investing activities from continuing operations was approximately $3,179 and $1,781, respectively, which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the nine months ended December 31, 2019, net cash provided by financing activities was approximately $6,353, comprised of proceeds from the exercise of stock options and warrants. For the nine months ended December 31, 2018, net cash provided by financing activities was approximately $173, comprised of proceeds from the exercise of stock options of $223 offset by repayment of debt obligations of $50.

As of December 31, 2019, our total contractual cash obligations were as follows:

		Payments Due by Period
	Total	Within the Next 12 Months	2 to 3 Years	4 to 5 Years	More Than 5 Years
Contractual cash obligations	(in thousands)
Operating leases (a)	$4,011	$948	$1,816	$1,247	$—
Interest and bank fees	41	41	—	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	$4,052	$989	$1,816	$1,247	$—
(a) Consists of operating leases for our office facilities.
(b) We have approximately $1,003 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
The Company believes it has sufficient liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Report.

Senior Secured Credit Facility

On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total facility.

On May 22, 2019, the Company amended its existing Credit Agreement with the Bank to extend the term of the agreement and to modify the covenants as detailed below. The Credit Agreement, as amended, provides for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.

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

The Credit Agreement contains customary covenants, representations, indemnities, and events of default. In addition to customary covenants, including restrictions on payments (subject to specified exceptions) and restrictions on indebtedness (subject to specified exceptions), the Credit Agreement requires the Company to comply with the following financial covenants:

(1) Maintain a Quick Ratio, measured at the end of each month during which any advances are outstanding, of at least:

0.75:1.00        May 31, 2019 - August 31, 2019

0.80:1.00        September 1, 2019 - February 28, 2020

0.85:1.00        March 1, 2020 - August 31, 2020

0.90:1.00        September 1, 2020 and thereafter

(2) Trailing six-month earnings before depreciation, amortization, stock compensation, non-cash warrant and derivative liability expense, and any other onetime non-recurring expenses the Bank deems appropriate ("EBDAS") of not less than $1, tested as of each fiscal quarter end during which any advances are outstanding.
The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2019.
At December 31, 2019, there was no outstanding principal on the Credit Agreement.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
The Company is not aware of any material changes from the risk factors set forth under “Risk Factors” in its Annual Report on Form 10-K for the year ended March 31, 2019, except as follows:
Risks Related to Our Business
General Risks

There are risks and uncertainties associated with our proposed acquisition of Mobile Posse
On February 6, 2019, Digital Turbine Media, Inc. (“DT Media”), a wholly-owned subsidiary of ours, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with ACME Mobile, LLC (“ACME”), Mobile Posse, Inc., a wholly-owned subsidiary of ACME (“Mobile Posse”), and certain equityholders of ACME, pursuant to which DT Media would acquire (the “Acquisition”) all of the outstanding capital stock of Mobile Posse. There are risks and uncertainties related to the closing of the Acquisition, including the satisfaction of conditions to the closing of the Acquisition. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition, and these fees and costs are payable by us regardless of whether the Acquisition is consummated.

Failure to complete the proposed Acquisition could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the Acquisition will occur, and we cannot predict with certainty whether and when the conditions to closing will be satisfied. In addition, the Purchase Agreement may be terminated under certain specified circumstances. Also, if the Acquisition is not consummated by March 16, 2020, under certain circumstances we may be required to pay ACME a termination fee of $5,000. If the Acquisition is not consummated, our stock price may decline. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Acquisition does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

The failure to successfully integrate Mobile Posse’s business and operations in the expected time frame may adversely affect our future results.
We believe that the acquisition of Mobile Posse will result in certain benefits, including providing complementary platform offerings and creating growth opportunities. To realize these anticipated benefits, however, the business of Mobile Posse must be successfully integrated. The success of the Acquisition will depend on our ability to realize these anticipated benefits from integrating the business of Mobile Posse. The Acquisition may fail to realize the anticipated benefits for a variety of reasons, including the following:

•	failure to successfully expand relationships with carriers, OEMs, and other partners and customers;

•	failure to successfully take advantage of revenue growth opportunities;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the complementary offerings;

•	potential difficulties integrating and harmonizing operations and other key functions;

•	the loss of key employees; and

•	failure to combine product offerings quickly and effectively.
The integration may result in additional and unforeseen expenses or delays. If we are unable to successfully integrate Mobile Posse’s business and operations, or if there are delays in integrating the business, the anticipated benefits of the Acquisition may not be realized or may take longer to realize than expected.

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
Dated: February 10, 2020
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: February 10, 2020
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)