Form 10-K
period 2020-03-31
Digital Turbine, Inc.
filed 2020-06-02
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2019 was $530,009,426.
As of May 26, 2020, the Company had 87,328,017 shares of its common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Digital Turbine, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED March 31, 2020

PART I
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Information included in this Annual Report on Form 10-K (the “Annual Report" or "Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, regarding our strategy, future operations, future financial position, projected expenses, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from our future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including but not limited to:

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

•
risks associated with adoption of our products among existing customers and adoption of our platform and time to revenue with new customers (including the impact of possible delays with major partners in the roll-out of mobile phones and other devices deploying our products and other factors out of our control);

•	risks associated with delays in major mobile phone and other device launches, or the failure of such launches to achieve the scale and customer adoption that either we or the market may expect;

•	the impact of currency exchange rate fluctuations on our reported GAAP financial statements;

•
the challenges, given the Company’s comparatively small size, to expand the combined Company's global reach, accelerate growth, and create a scalable, low-CapEx business model that drives EBITDA (as well as Adjusted EBITDA);

•	varying and often unpredictable levels of orders;

•
the challenges inherent in technology development necessary to maintain the Company’s competitive advantage, such as adherence to release schedules, costs and time required for finalization, and gaining market acceptance in new products;

•
technology management risk as the Company needs to adapt to the complex specifications of different partners and the management of a complex technology platform, given the Company's relatively limited resources;

•	inability to raise capital to fund continuing operations;

•	changes in government regulation;

•	volatility in the price of our common stock and ability to satisfy exchange continued-listing requirements;

•	rapid and complex changes occurring in the mobile device marketplace,

•	risks and uncertainties associated with the successful integration of the business of Mobile Posse, Inc.,

•	risks and uncertainties associated with the realization of the anticipated benefits of the acquisition of Mobile Posse, Inc.; and

•	other risks described in the risk factors in Item 1A of this Form 10-K under the heading “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, our actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Except as required by applicable law, we do not undertake any obligation to update any forward-looking statements made in this Annual Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective business and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries, Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), and Mobile Posse, Inc. ("Mobile Posse").

ITEM 1.	BUSINESS

Current Operations
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through March 31, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and OEMs, and has delivered more than 3 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, previously referred to as the operating segment - O&O, and the reportable segment - Advertising.
As the Company's suite of product offerings expands, both organically and through acquisition, we believe that this renaming of our reporting and operating segment better reflects the way management views the business. There are no changes or historical differences to prior period product offerings and financial information that were referred to as the Advertising segment. While advertising, in general, remains a focus of our Media Distribution segment, we feel that this change in name more accurately conveys to the reader what we do for our customers and partners.
The Company's Media Distribution business consists of an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

◦	An application and content management software platform that enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device;
◦Programmatic advertising and targeted media delivery; and
◦Other products and professional services offered related to the core platform.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Arlington, Virginia; Sãu Paulo, Brazil; Mexico City, Mexico; Mumbai, India; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide. For additional information visit www.digitalturbine.com.
Recent Acquisitions
On February 28, 2020, the Company completed the acquisition of Mobile Posse. The acquisition of Mobile Posse is consistent with the Company's strategy to provide a comprehensive media and advertising solution for operator and OEM partners while enriching the mobile experience for end users by delivering relevant media rich content to their fingertips. The addition of Mobile Posse's offerings will provide synergies and options for our partners and advertisers. The Company's suite of offerings continue to focus on promoting higher user engagement and boosting advertising revenue for mobile operators and OEMs. See Note “Acquisitions” to the consolidated financial statements in Item 8 of this Annual Report for more information.
Information about Discontinued Operations
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to selected assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit sharing and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the Securities and Exchange Commission (the "SEC"). The transaction was completed in July 2018. With the sale of these assets, the Company exited the segment previously referred to as the Content business.
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing ("A&P") business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed in June 2018. With the sale of these assets, the Company exited the segment of its Advertising business previously referred to as the A&P business.
These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
As a result of these dispositions, the results of operations from our Content reporting segment and A&P business within the Media Distribution reporting segment, previously referred to as the Advertising reporting segment, are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the consolidated financial statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this Annual Report to provide visibility and comparability. All discussion herein, unless otherwise noted, refers to our remaining operating segment after the dispositions, the Media Distribution business. See Note “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.
Information about Segment and Geographic Revenue
As a result of the dispositions, the Company now manages its business in one operating segment, the Media Distribution business, which is presented as one reportable segment: Media Distribution. Information about segment and geographic revenue is set forth in Note "Segment and Geographic Information" to our consolidated financial statements under Item 8 of this Annual Report.
Media Distribution
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of our core platform and other recurring and life-cycle products, features, and professional services delivered on this platform.
Our software platform enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a mobile device, allowing mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third-party advertisers; or via Per-Device-License Fees (PDL) agreements which allow operators and OEMs to leverage the platform, products, and features for a structured fee. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs an opportunity for additional revenue streams. The Company has launched our platform with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
The acquisition of Mobile Posse provides an additional platform option, outside of our core platform, to monetize user actions over the life-cycle of a device by delivering media-rich advertising content to the end-user.
Competition
The distribution of applications; media content; and the development, distribution and sale of mobile products and services is a highly competitive business. We compete for advertising partners on the basis of positioning, brand, quality and price. We compete for carrier and manufacturer placement based on these factors, as well as historical performance. We compete for platform deployment contracts with other media distribution platform companies. We also compete for experienced and talented employees.

Digital Turbine has internally-developed solutions for operators and OEMs including device application management solutions, programmatic advertising and targeted media delivery, and other value added services. Our platform is a patent-pending media distribution solution that enables operators and OEMs to pre-install and manage applications from a single web interface as well as generate additional revenue streams over the life of a device.
Our primary competition for traditional application distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, IronSource, WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Taptica, Telaria, Brightcove, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition. And finally, although we do not see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, Salesforce, or MobileIron, it is possible they could decide to compete against our platform.
Product Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the fiscal years ended March 31, 2020, 2019, and 2018 were $12.0 million, $10.9 million, and $9.7 million, respectively.
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
With respect to customer revenue concentration, during the fiscal year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues. During the fiscal year ended March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues. During the fiscal year ended March 31, 2018, two major customers, Oath Inc., a subsidiary of Verizon Communications, and Machine Zone, Inc., represented 23.5% and 16.1% of net revenues, respectively.
With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the fiscal years ended March 31, 2020 and 2019, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3% and 45.9%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 30.0% and 38.7%, respectively, of our net revenues. Additionally, during the year ended March 31, 2020, America Movil, primarily through its subsidiary Tracfone Wireless Inc., generated 10.7% of our net revenues. During the fiscal year ended March 31, 2018, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 51.5%, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 34.3% of our net revenues.

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
Employees
As of March 31, 2020, the Company, including its subsidiaries, had 207 employees, all of whom were full-time and none of whom were part-time. We consider our relationships with our employees to be satisfactory. As of March 31, 2020, none of our employees are covered by a collective bargaining agreement. The Company also uses a number of contractors on an as-needed basis.
History of Digital Turbine, Inc.
The Company was originally incorporated in the State of Delaware on November 6, 1998 and operated under several different company names including eB2B, Mediavest, Inc., Mandalay Media, Inc., NeuMedia, Inc., and Mandalay Digital Group, Inc. In January 2015, the Company changed its name to Digital Turbine, Inc. and its NASDAQ ticker symbol to “APPS” with a new CUSIP number of 25400W-102. In 2012, the Company increased its authorized shares of common stock and preferred stock to 200,000,000 and 2,000,000, respectively, and in 2013 the Company implemented a 1-for-5 reverse stock split of its common stock (without changing the authorized number of shares or the par value of common stock).
From 2005 to February 12, 2008, the Company was a public shell company with no operations. Throughout the years, the Company has made several acquisitions, such as (1) the acquisition in December 2011 by its wholly-owned subsidiary, Digital Turbine USA, Inc., of assets of Digital Turbine LLC, which were re-branded as “Discover,” (2) the acquisition in September 2012 by DT EMEA of ” Logia Content Development and Management Ltd. (“Logia Content”), Volas Entertainment Ltd. (“Volas”) and Mail Bit Logia (2008) Ltd. (“Mail Bit”), including the “LogiaDeck” software which has been rebranded as “Ignite,” (3) the acquisition in April 2013 of Mirror Image International Holdings Pty Ltd, and (4) the acquisition in October 2014 of the intellectual property assets of Xyologic Mobile Analysis, GmbH ("XYO" or "Xyologic).  In February 2014, the Company disposed of its wholly-owned subsidiary, Twistbox Entertainment, Inc. (“Twistbox”), and as such, it is no longer reflected as part of our continuing operations in this Annual Report.  In March 2015, the Company, through its wholly-owned subsidiary, acquired Appia, Inc., which was renamed Digital Turbine Media, Inc. and which is referred to in this Form 10-K and the consolidated financial statements as “DT Media.”
In April 2018, the Company entered into two separate agreements to dispose of the Content reporting segment (through the Pay Agreement) and A&P business within the Media Distribution segment (through the A&P Agreement), which was previously known as the Advertising reporting segment. As a result of these dispositions, the results of operations from our Content reporting segment and A&P business within the Media Distribution segment are reported as “Net loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as "held for disposal" in the consolidated financial statements in Item 8 of this Annual Report. The Pay Agreement and A&P Agreement both closed in June 2018.
In February 2020, the Company acquired all of the capital stock of Mobile Posse. The acquisition of Mobile Posse provides an additional platform option, outside of our core platform, to monetize user actions over the life-cycle of a device by delivering media-rich advertising content to the end-user, providing operators and OEMs with an additional opportunity for advertising revenue streams synergistic with our platform.
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
Risks Related to Our Business
General Risks
The Company has a history of net losses, and may incur net losses in the future.
We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase at a level to offset these expected increases in operating expenses, we will incur losses and will not be profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline as they have in past years. Accordingly, we may not be able to achieve profitability in the future.
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
Evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As a developing company in the emerging mobile application industry, we face increased risks, uncertainties, expenses, and difficulties. To address these risks and uncertainties, we must do the following:

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
We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts may be very expensive, which could adversely impact our operating results and financial condition.
The failure to successfully integrate Mobile Posse’s business and operations in the expected time frame may adversely affect our future results.

We believe that the acquisition of Mobile Posse will result in certain benefits, including providing complementary platform offerings and creating growth opportunities. To realize these anticipated benefits, however, the business of Mobile Posse must be successfully integrated. The success of the acquisition of Mobile Posse will depend on our ability to realize these anticipated benefits from integrating the business of Mobile Posse. The acquisition may fail to realize the anticipated benefits for a variety of reasons, including the following:
•failure to successfully expand relationships with carriers, OEMs, and other partners and customers;
•failure to successfully take advantage of revenue growth opportunities;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the complementary offerings;
•potential difficulties integrating and harmonizing operations and other key functions;
•the loss of key employees; and
•failure to combine product offerings quickly and effectively.
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
•the timing of charges related to impairments of goodwill and intangible assets;
•changes in pricing policies by us, our competitors or our carriers and other distributors;
•changes in the mix of direct versus indirect advertising sales, which have varying margin profiles;
•changes in the mix of CPI, CPP, CPA, and license fee sales, which have varying revenue and margin profiles;
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
•the timing of compensation expense associated with equity compensation grants; and
•decisions by us to incur additional expenses for product development.
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
The design of mobile devices and operating systems is controlled by third parties, upon whom we do not have any influence. These parties frequently introduce new devices, and from time-to-time they may introduce new operating systems or modify existing ones. Network carriers may also affect the ability of users to download applications or access specified content on mobile devices.
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
A majority of our revenues are currently being derived from a limited number of wireless carriers, advertisers and application developers. If any one of these customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
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
Our reputation and ability to attract, retain, and serve customers is dependent upon the reliable performance of our products and services and the underlying infrastructure, both internal and from third party providers. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products and services are unavailable, or if they do not load as quickly as expected, customers may not use our products as often in the future, or at all. If our customer base grows, we will need an increasing amount of infrastructure, including network capacity, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, ineffective business execution, epidemics, pandemics, or other catastrophic events.
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
In some cases, the parties that control the development of mobile connected devices and operating systems include companies that   the Company would regard as its most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Google Play and Android™ platform operating system. If the Company’s mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair the Company’s ability to provide ads on them or its ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, the Company’s ability to maintain and grow its business will be impaired, and the Company's results of operations and financial condition would be adversely affected, perhaps materially.

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
The Company’s success will depend on its ability to maintain and expand its current advertiser client relationships and to develop new relationships. The Company’s contracts with its advertiser clients do not generally include long-term obligations requiring them to purchase the Company’s services and are cancelable upon short or no notice and without penalty. As a result, the Company may have limited visibility as to its future advertising revenue streams. The Company will not be able to provide assurance that its advertiser clients will continue to use its services or that it will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of the Company’s business decides to materially reduce its use of the Company’s platform or to cease using the Company’s platform altogether, it is possible that the Company may not have a sufficient supply of ads to fill its developers’ advertising inventory, in which case the Company’s revenue could be significantly reduced. Revenue derived from performance advertisers in particular is subject to fluctuation and competitive pressures. Such advertisers, which seek to drive app downloads, are less consistent with respect to their spending volume, and may decide to substantially increase or decrease their use of the Company’s platform based on seasonality or popularity of a particular application.
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
We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission (“SEC” or the “Commission”) and various other bodies formed to interpret, recommend, and announce appropriate accounting principles, policies, and practices. A change in these principles could have a significant effect on our reported financial results and related financial disclosures, and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:

•	business consolidations;

•	revenue recognition;

•	leases;

•	stock-based compensation;

•	disclosure of uncertainties about an entity's ability to continue as a going concern; and

•	accounting for goodwill and other intangible assets.
Changes in these or other rules may have a significant adverse effect on our reported financial results, disclosures, or in the way in which we conduct our business. See the discussion in “Summary of Significant Accounting Policies” set forth in Note 5 to our Consolidated Financial Statements under Item 8 of this Annual Report, for additional information about our accounting policies and estimates and associated risks.
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
Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommending people to remain at home. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 will disrupt the U.S. economy, consumer confidence and the demand for our service offerings. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of the outbreak and the impact on carriers, OEMs, customers and employees, all of which are highly uncertain and cannot be predicted, which could include reductions in sales of smartphones, tablets, and other devices or reductions in discretionary spending by customers or disruptions in employee or Company performance. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

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
From time-to-time, a limited number of the Company’s advertiser clients will be expected to account for a significant share of its advertising revenue. This customer concentration increases the risk of quarterly fluctuations in the Company’s revenues and operating results. The Company’s advertiser clients may reduce or terminate their business with it at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising client representing a substantial portion of its business decided to materially reduce or discontinue its use of its platform, it could cause an immediate and significant decline in its revenue and negatively affect its results of operations and financial condition.
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
While we anticipate that mobile usage will continue to be the primary driver of revenues related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEMs that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising CPI revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our products. Reduced open-rates could have a negative impact on the success of our products and our potential revenues earned from CPI. The mobile advertising market remains a new and evolving market and if we are unable to grow revenues or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely an Android-based technology provider.
There is no guarantee that mobile carriers and devices will use our products and services rather than competing products. We are dependent on the interoperability of our products and services with popular mobile operating systems that we do not control, such as Android, and any changes in such systems and terms of service that degrade our products’ functionality, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of applications could adversely affect our monetization on mobile devices. Currently, our product offerings are primarily compatible with Android only, and would require developmental modifications to support other operating platforms. Additionally, in order to deliver high quality user experience, it is important that our products and services work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that our relationships with network operators, mobile operating systems or other business partners deteriorate, our growth and monetization could be adversely affected and our business could be harmed.

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
The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. The Company’s mobile advertising platform will compete primarily with Facebook, Twitter, Snap, and Google, all of which are significantly larger than us and have far more capital to invest in their mobile advertising businesses. The Company will also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
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
The Company’s mobile advertising platform is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as its ability to deliver content on those networks at prices that enable it to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. The Company does not control these networks.
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
If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or inhibit generation of sales), our margins could decline and we could lose market share (or fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.
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
The strategic direction of the Company's businesses is developing and not completely proven or certain.
The business model that the Company is pursuing, mobile advertising and application installations, is in development and not completely proven. There are many different types of models including, but not limited to, set-up fees, CPI, CPP, CPA, up-front fees (including licensing), revenue shares, per device license fees, as well as hybrids of each. Initial feedback from customers shows preference for different types of models. This could lead to risk in predicting future revenues and profits by individual customers. In particular, the ‘free’ download market is reliant upon mobile advertising, and the mobile advertising market is still in a nascent phase of monetization.
In addition, our strategy for the Company entails offering its platform to existing and new customers. There can be no assurance that we will be able to successfully market new services and offerings to existing and new customers. Moreover, in order to credibly offer our platform, we will need to achieve additional operational and technical achievements to further develop the product offering. Our platform is compatible with Android, and should the market shift to a different operating system there would need to be modifications to our products to adapt to such a change. While we remain optimistic about our ability to complete this change and build out, it will be subject to all of the risks attendant to these development efforts as well as the need to provide additional capital to the effort.

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
Mobile handsets require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically, our products are currently compatible with the Android and iOS operating system. If this operating system falls out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.
Mobile application developers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the delivery of such offerings. In addition, certain products require access over the mobile Internet to our servers or third party servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to use our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood, epidemic, pandemic, or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.
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
Also, to realize the anticipated benefits of an acquisition, the acquired business must be successfully integrated. The acquired business may not be successfully integrated for a variety of reasons. Failure to successfully integrate the acquired business could cause us to fail to realize the anticipated benefits from the acquisition, which in turn could have an adverse effect on our business, operations, financial condition and results of operations.
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

The Company’s outstanding secured indebtedness of $20.0 million as of March 31, 2020, and its ability to borrow up to an additional $5.0 million under its revolving credit facility, could have significant negative consequences including:

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

The term loan under the credit facility must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $0.25 million to $1.25 million over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the credit facility) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio.

Our credit facility also contains a fixed charge ratio and a total funded debt to consolidated adjusted EBITDA ratio. There can be no assurance we will continue to satisfy these ratio covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Recent Developments” for a description of these ratio covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on the Company.

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

The term loan under our credit facility must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $0.25 million to $1.25 million over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under our credit facility) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be de-listed and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”). On May 26, 2020, the last reported sale price for our common stock on the NASDAQ Capital Market was $6.11 per share and the closing price of our common stock has traded in a range from a low of $3.43 per share to a high of $8.88 per share during fiscal year 2020. We must continue to satisfy NASDAQ's continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

A de-listing of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, de-listing could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.
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
Future sales of our common stock in the public market could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, and the vesting of restricted stock units and restricted stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Management concluded that our internal controls over financial reporting were effective as of March 31, 2020; refer to Item 9A of this Annual Report on Form 10-K for more information about management’s assessment of internal controls. We cannot be certain that measures taken by the Company will continue to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover material weaknesses or significant deficiencies in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.
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
The principal offices of Digital Turbine, Inc. are located at 110 San Antonio Street, Austin, Texas 78701. Digital Turbine also leases properties in Durham, North Carolina and Arlington, Virginia through its wholly-owned subsidiaries DT Media and Mobile Posse, respectively; and internationally in Tel Aviv, Israel and Singapore through its wholly-owned subsidiaries DT EMEA and DT Singapore, respectively.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.”
Holders
As of May 26, 2020, there were 124 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
There were no purchases of equity securities by us during the fiscal year ended March 31, 2020.
Recent Sale of Unregistered Securities
None.
Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2015 and March 31, 2020, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see “Discontinued Operations” in Note 4 to the Consolidated Financial Statements in Item 8 of this Annual Report).
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related Notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The Consolidated Statements of Operations and Comprehensive Income / (Loss) data for each of the three years ended March 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of March 31, 2020 and 2019 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Consolidated Statements of Operations and Comprehensive Loss data for the two years ended March 31, 2017 and 2016 and the consolidated balance sheet data as of March 31, 2018, 2017, and 2016 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
For further information, see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

	Year ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Results of Operations
Net revenues	$138,715	$103,569	$74,751	$40,207	$22,251
Income / (loss) from operations	13,212	3,445	(5,809)	(16,971)	(22,534)
Income / (loss) from continuing operations, net of taxes	14,280	(4,302)	(19,697)	(19,138)	(24,492)
Basic net income / (loss) per common share from continuing operations	$0.17	$(0.06)	$(0.28)	$(0.29)	$(0.40)
Weighted-average common shares outstanding from continuing operations, basic	84,594	77,440	70,263	66,511	61,763
Diluted net income / (loss) per common share from continuing operations	0.16	(0.06)	(0.28)	(0.29)	(0.40)
Weighted-average common shares outstanding from continuing operations, diluted	89,558	77,440	70,263	66,511	61,763
Balance Sheet Data
Cash	$21,534	$10,894	$12,720	$6,149	$11,231
Working capital (1)	(24,362)	713	(2,678)	(7,109)	(9,308)
Total assets (2)	$184,011	$82,861	$86,607	$107,580	$121,940
Long-term obligations	23,748	8,195	12,529	14,761	815
Total stockholders' equity	$77,454	$36,358	$27,672	$62,045	$82,271
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet.
(2) Total assets include assets classified as held for disposal on the balance sheet as they were still owned by the Company at the balance sheet date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in Item 8 of this Annual Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties, and is subject to, and claims the protection of, the disclaimer regarding forward-looking statements contained immediately before Item 1, which disclaimer is incorporated herein by reference. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “would,” “could,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors including those set forth under “Risk Factors” under Item 1A and elsewhere in this filing. Historical operating results are not necessarily indicative of the trends in operating results for any future period.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition, and prospects and should be read in conjunction with the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through March 31, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and OEMs, and has delivered more than 3 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, previously referred to as the operating segment - O&O, and the reportable segment - Advertising.
As the Company's suite of product offerings expands, both organically and through acquisition, we believe that this renaming of our reporting and operating segment better reflects the way management views the business. There are no changes or historical differences to prior period product offerings and financial information that were referred to as the Advertising segment. While advertising, in general, remains a focus of our Media Distribution segment, we feel that this change in name more accurately conveys to the reader what we do for our customers and partners.
The Company's Media Distribution business consists of an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

◦	An application and content management software platform that enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device;
◦Programmatic advertising and targeted media delivery; and
◦Other products and professional services offered related to the core platform.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Arlington, Virginia; Sãu Paulo, Brazil; Mexico City, Mexico; Mumbai, India; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide. For additional information visit www.digitalturbine.com.
Recent Developments
On February 28, 2020, Digital Turbine Media, Inc. (“DT Media”), a wholly-owned subsidiary of the Company, completed the acquisition of Mobile Posse, Inc. (“Mobile Posse”) pursuant to a Stock Purchase Agreement with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equity holders of ACME. DT Media acquired (the “Acquisition”) all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41.5 million in cash paid at closing (which was subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23.7 million, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, Digital Media will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid every three months with a true-up calculation and payment after the first nine months of the Earn-Out Period.

On February 28, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Western Alliance Bank (the “Bank”), which provides for (1) a term loan of $20.0 million, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5.0 million to be used for working capital purposes. DT Media and Digital Turbine USA, Inc. (“DT USA”) are additional co-borrowers under the New Credit Agreement. The term loan must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $0.25 million to $1.25 million over the term of the term loan. The revolving line of credit matures on February 28, 2025. The Company’s Business Finance Agreement, dated May 23, 2017 (the “Credit Agreement”), with the Bank was terminated on February 28, 2020.
Media Distribution Business
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of first boot and recurring life-cycle products, features, and professional services delivered through our platform.
Our software platform enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a device. The platform allows mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third-party advertisers; or via Per-Device-License Fees (PDL) agreements, which allow operators and OEMs to leverage the platform, its products, and other features for a structured fee. Setup Wizard, Dynamic Installs, or Software Development Kit ("SDK") are the delivery methods available to operators and OEMs on first boot of the device. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for media delivery revenue streams. The Company has launched its software with operators and OEMs in North America, Latin America, Europe, Israel, and Asia-Pacific.
The acquisition of Mobile Posse provides an additional platform option, outside of our core platform, to monetize user actions over the life-cycle of a device by delivering media rich advertising content to the end user, and providing operators and OEMs with an additional opportunity for revenue streams synergistic with our core platform.
Disposition of the Content Reportable Segment and A&P Business
On April 29, 2018, the Company entered into two distinct disposition agreements with respect to select assets owned by our subsidiaries.
DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on July 1, 2018 with an effective date of July 1, 2018. With the sale of these assets, the Company exited the reporting segment of the business previously referred to as the Content business.
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

These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
Discontinued Operations
As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the Consolidated Financial Statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this report to provide visibility and comparability.
All discussions in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions, the Media Distribution business.

RESULTS OF OPERATIONS
Below are our revenues, costs of revenues, and expenses for fiscal years 2020, 2019, and 2018. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report.

	Year ended March 31,			Year ended March 31,
	2020	2019	% of Change	2019	2018	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$138,715	$103,569	33.9%	$103,569	$74,751	38.6%
License fees and revenue share	83,588	65,981	26.7%	65,981	47,967	37.6%
Other direct costs of revenues	1,454	2,023	(28.1)%	2,023	1,729	17.0%
Gross profit	53,673	35,565	50.9%	35,565	25,055	41.9%
Total operating expenses	40,461	32,120	26.0%	32,120	30,864	4.1%
Income / (loss) from operations	13,212	3,445	283.5%	3,445	(5,809)	(159.3)%
Interest income / (expense)	41	(1,120)	(103.7)%	(1,120)	(2,067)	(45.8)%
Foreign exchange transaction gain / (loss)	—	3	(100.0)%	3	(148)	(102.0)%
Change in fair value of convertible note embedded derivative liability	—	(1,008)	(100.0)%	(1,008)	(7,559)	(86.7)%
Change in fair value of warrant liability	(9,580)	(4,875)	96.5%	(4,875)	(3,208)	52.0%
Loss on extinguishment of debt	—	(431)	(100.0)%	(431)	(1,785)	(75.9)%
Other income / (expense)	232	153	51.6%	153	(72)	(312.5)%
Income / (loss) from continuing operations before income taxes	3,905	(3,833)	(201.9)%	(3,833)	(20,648)	(81.4)%
Income tax (benefit) / provision	(10,375)	469	(2,312.2)%	469	(951)	(149.3)%
Income / (loss) from continuing operations, net of taxes	$14,280	$(4,302)	(431.9)%	$(4,302)	$(19,697)	(78.2)%
Basic net income / (loss) per common share from continuing operations	$0.17	$(0.06)	(383.3)%	$(0.06)	$(0.28)	(78.6)%
Weighted-average common shares outstanding, basic	84,594	77,440	9.2%	77,440	70,263	10.2%
Diluted net income / (loss) per common share from continuing operations	0.16	(0.06)	(366.7)%	(0.06)	(0.28)	(78.6)%
Weighted-average common shares outstanding, diluted	$89,558	$77,440	15.6%	$77,440	$70,263	10.2%
Net revenues
Fiscal 2020 compared to fiscal 2019
During the year ended March 31, 2020, revenues increased $35,146, or 33.9%, compared to the prior year's period.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the years ended March 31, 2020 and 2019, the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. This increase in net revenues was attributable to increased demand for our core services, which led to higher CPI and CPP revenue per available placement, and which was driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features. Fiscal year ended March 31, 2020 included $4,817 of revenue contribution from the acquisition of Mobile Posse.

With respect to customer revenue concentration, during the year ended March 31, 2020 one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues. During the year ended March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues.
With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the years ended March 31, 2020 and 2019, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3% and 45.9%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 30.0% and 38.7%, respectively, of our net revenues. Additionally, during the year ended March 31, 2020 America Movil, primarily through its subsidiary Tracfone Wireless Inc., generated 10.7% of our net revenues.
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
Fiscal 2019 compared to fiscal 2018
During the year ended March 31, 2019, revenues increased $28,818, or 38.6%, compared to the prior year's period. Growth stemmed from significant growth attributable to increased demand for our core services, which led to higher CPI and CPP revenue per available placement. This is driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features.
With respect to customer revenue concentrations, during the year ended March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues. During the year ended March 31, 2018, two major customers, Oath Inc. and Machine Zone, Inc., represented 23.5% and 16.1% of net revenues, respectively.
With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the years ended March 31, 2019 and 2018, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 45.9% and 51.5%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 38.7% and 34.3%, respectively, of our net revenues.
Gross margins

	Year ended March 31,			Year ended March 31,
	2020	2019	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Gross margin $	53,673	35,565	50.9%	35,565	25,055	41.9%
Gross margin %	38.7%	34.3%		34.3%	33.5%
Fiscal 2020 compared to fiscal 2019
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was $53,673, or 38.7%, for the year ended March 31, 2020, versus $35,565, or 34.3%, for the year ended March 31, 2019. The increase in gross margin dollars of $18,108, or 50.9%, is primarily attributable to an increase in carrier and advertiser demand in the O&O business positively impacted by improved yield from a higher mix of non-dynamic install revenue for the year ended March 31, 2020.
Fiscal 2019 compared to fiscal 2018
Total gross margin, inclusive of the impact of other direct cost of revenues (amortization of intangibles), was $35,565, or 34.3%, for the year ended March 31, 2019, versus $25,055, or 33.5%, for the year ended March 31, 2018. The increase in gross margin dollars of $10,510, or 41.9%, is primarily attributable to an increase in carrier and advertiser demand in the O&O business. Overall gross margin percentage increased as growth was coupled with higher gross margin O&O revenue contracts with new and existing partners as well as lower amortization of intangibles.
Operating expenses

	Year ended March 31,			Year ended March 31,
	2020	2019	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Product development	$12,018	$10,876	10.5%	$10,876	$9,653	12.7%
Sales and marketing	11,244	8,212	36.9%	8,212	6,087	34.9%
General and administrative	17,199	13,032	32.0%	13,032	15,124	(13.8)%
Total operating expenses	$40,461	$32,120	26.0%	$32,120	$30,864	4.1%
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
Fiscal 2020 compared to fiscal 2019
Total operating expenses for the years ended March 31, 2020 and 2019 were approximately $40,461 and $32,120, respectively, representing a year-over-year increase of approximately $8,341, or 26.0%. This change is a result of continued growth including the acquisition of Mobile Posse. Company-wide cost control measures show the Company's ability to scale revenue at a greater rate than operating expense.
Product development expenses for the years ended March 31, 2020 and 2019 were approximately $12,018 and $10,876, respectively, representing a year-over-year increase of approximately $1,142, or 10.5%. The increase in costs over the comparative periods is primarily a function of personnel hired during fiscal year 2020 and hosting expenses associated with development activity.
Sales and marketing expenses for the years ended March 31, 2020 and 2019 were approximately $11,244 and $8,212, respectively, representing a year-over-year increase of approximately $3,032, or 36.9%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased travel expenses for existing personnel, the addition of new personnel in existing markets related to the Company's continued expansion of its global footprint, and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.
General and administrative expenses for the years ended March 31, 2020 and 2019 were approximately $17,199 and $13,032, respectively, representing a year-over-year increase of approximately $4,167, or 32.0%. The increase over the comparative periods is primarily attributable to employee-related expenses as a function of higher headcount, increased stock option expense, increase in depreciation and amortization related to capitalized internal-use software, and expenses incurred for the acquisition of Mobile Posse.

Fiscal 2019 compared to fiscal 2018
Total operating expenses for the years ended March 31, 2019 and 2018 were $32,120 and $30,864, respectively, an increase of $1,256, or 4.1%.
Product development expenses for the years ended March 31, 2019 and 2018 were $10,876 and $9,653, respectively, an increase of $1,223, or 12.7%. The increase in costs over the comparative periods is primarily a function of incremental personnel hired during fiscal year 2019 and hosting expenses associated with development activity.
Sales and marketing expenses for the years ended March 31, 2019 and 2018 were $8,212 and $6,087, respectively, an increase of $2,125, or 34.9%. The increase in sales and marketing expenses over the comparative periods is primarily attributable to increased travel expenses related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships.
General and administrative expenses for the years ended March 31, 2019 and 2018 were $13,032 and $15,124, respectively, a decrease of $2,092, or 13.8%. The decrease over the comparative periods is primarily attributable to lower employee-related expenses, as well as lower legal, accounting, and other professional consulting costs.
Interest and other income / (expense), net

	Year ended March 31,			Year ended March 31,
	2020	2019	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Interest income / (expense)	$41	$(1,120)	(103.7)%	$(1,120)	$(2,067)	(45.8)%
Foreign exchange transaction gain / (loss)	—	3	(100.0)%	3	(148)	(102.0)%
Change in fair value of convertible note embedded derivative liability	—	(1,008)	(100.0)%	(1,008)	(7,559)	(86.7)%
Change in fair value of warrant liability	(9,580)	(4,875)	96.5%	(4,875)	(3,208)	52.0%
Loss on extinguishment of debt	—	(431)	(100.0)%	(431)	(1,785)	(75.9)%
Other income / (expense)	232	153	51.6%	153	(72)	(312.5)%
Total interest and other income / (expense), net	$(9,307)	$(7,278)	27.9%	$(7,278)	$(14,839)	(51.0)%
Fiscal 2020 compared to fiscal 2019
Total interest and other income / (expense), net, for the years ended March 31, 2020 and 2019 were $(9,307) and $(7,278), respectively, an increase in net expenses of $2,029, or 27.9%. This change in total interest and other income / (expense), net, was primarily attributable to the changes in interest income / (expense), and fair value of warrant liability. The changes in fair values of embedded derivative and warrant liabilities were due to the change in the Company's stock price from $3.50 at March 31, 2019 to $4.18 at March 31, 2020, partially offset by the settling of all of the remaining derivative instruments during the fiscal year.
Fiscal 2019 compared to fiscal 2018
Total interest and other income / (expense), net, for the years ended March 31, 2019 and 2018 were $(7,278) and $(14,839), respectively, a decrease in net expenses of $7,561 or 51.0%. This change in total interest and other income / (expense), net, was primarily attributable to the changes in interest income / (expense), fair value of convertible note embedded derivative liability, fair value of warrant liability, and loss on extinguishment of debt. The changes in fair values of embedded derivative and warrant liabilities were due to the change in the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019, partially offset by the settling of $5,700 of the underlying debt instruments, which resulted in the loss on extinguishment of $431. The decrease in interest expense is also due to the conversion of all $5,700 of the remaining outstanding convertible notes (defined below).

Interest income / (expense)
In the year ended March 31, 2020, interest expense was attributable to 1) fees related to obtaining debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt; and 2) interest expense incurred on the New Credit Agreement at approximately 5.5% (LIBOR + 3.75% with a 1.75% LIBOR floor). During the majority of the year ended March 31, 2020, the Company had no outstanding debt and incurred no interest expense.
In prior comparative periods, interest expense was primarily attributable to 1) fees related to the obtaining debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt; 2) interest expense incurred from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016, and from amounts drawn on our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”) at approximately 6.75% (Wall Street Journal Prime Rate + 0.50%); and 3) amortization of debt discount related to the Notes, which were expensed as a component of interest expense over the life of the debt.

Interest income consists of interest income earned on our cash.
The Company recorded $41, $(1,120), and $(2,067) of aggregate interest income / (expense), inclusive of debt discount and debt issuance cost amortization, during the years ended March 31, 2020, 2019, and 2018, respectively.
Change in fair value of convertible note embedded derivative liability
The Company accounts for the convertible note embedded derivative liability issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. All convertible notes were settled prior to the year ended March 31, 2020 and therefore no amounts associated with this derivative liability were recognized in the year ended March 31, 2020.
During the year ended March 31, 2019, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,008 due to the increase of the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019, partially offset by the settling of $5,700 of the underlying debt instruments.
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
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. During the year ended March 31, 2020, the Company recorded a loss from change in fair value of warrant liability of $9,580 due to the increase of the Company's stock price from $3.50 at March 31, 2019 to $4.18 at March 31, 2020, partially offset by the exercise of all remaining warrants. All warrants related to these Notes have been exercised as of March 31, 2020 and the associated liability settled.

During the year ended March 31, 2019, the Company recorded a loss from change in fair value of warrant liability of $4,875 due to the increase of the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019, partially offset by the exercise of 484,900 warrants.
During the year ended March 31, 2018, the Company recorded a loss from change in fair value of warrant liability of $3,208 due to the increase of the Company's stock price from $0.94 at March 31, 2017 to $2.01 at March 31, 2018, partially offset by the exercise of 256,600 warrants.
Loss on extinguishment of debt
No loss on debt was recorded during the year ended March 31, 2020.
During the year ended March 31, 2019, connected with the settlement of a portion of the convertible notes, the Company recorded a loss on extinguishment of debt of $431, which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock.
During the year ended March 31, 2018, connected with the settlement of a portion of the convertible notes, the Company recorded a loss on extinguishment of debt of $1,785, which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock.
Liquidity and Capital Resources

	Year ended March 31,
	2020	2019
	(in thousands)
Working capital(1)
Current assets	$58,447	$35,097
Current liabilities	82,809	34,384
Working capital	$(24,362)	$713
(1) Working capital number excludes assets and liabilities held for disposal on the balance sheet
Our primary sources of liquidity have historically been issuances of common and preferred stock, debt, and cash from operations. As of March 31, 2020, we had cash, including restricted cash, totaling approximately $21,659. Working capital reductions from the prior presented balance sheet date are primarily due to amounts paid and accrued related to the Acquisition.
The Company anticipates that its primary sources of liquidity will continue to be cash on hand, cash provided by operations, and the credit available under the New Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the New Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. The Company believes that it has sufficient cash and capital resources to operate its business for at least twelve months from the filing date of this Annual Report on Form 10-K.

Cash Flow Summary

	Year ended March 31,			Year ended March 31,
	2020	2019	% of Change	2019	2018	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities - continuing operations	33,670	4,970	577.5%	4,970	7,290	(31.8)%
Capital expenditures	(4,845)	(2,314)	109.4%	(2,314)	(1,992)	16.2%
Acquisition of Mobile Posse, net of cash recieved	(41,872)	—	(100.0)%	—	—	—%
Options and warrants exercised	6,488	734	783.9%	734	687	6.8%
Repayment of debt obligations	—	(1,650)	100.0%	(1,650)	(1,098)	50.3%
Payment of debt issuance costs	(313)	—	(100.0)%	—	(346)	(100.0)%
Proceeds from borrowings	20,000	—	100.0%	—	2,500	(100.0)%
Effect of exchange rate changes on cash	(235)	(31)	658.1%	(31)	(4)	675.0%
Operating Activities
During the years ended March 31, 2020 and 2019, the Company's net cash provided by operating activities from continuing operations was $33,670 and $4,970, respectively, an increase of $28,700, or 577.5%. The increase in net cash provided by operating activities was primarily attributable to changes in fair value of warrant liability and working capital accounts, excluding current assets and current liabilities held for disposal, over the comparative periods.
During the year ended March 31, 2020, net cash provided by operating activities from continuing operations was $33,670, resulting from net income of $14,280 offset by net non-cash expenses of $18,147, which included depreciation and amortization, change in allowance of doubtful accounts, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, and change in fair value of warrant liability of approximately $2,342, $2,866, $6, $2,710, $643, and $9,580, respectively. Depreciation and amortization expense decreased $424 during fiscal 2020 compared to fiscal 2019, due primarily to certain intangible assets being fully amortized in the year ended March 31, 2019. Net cash provided by operating activities during fiscal 2020 was negatively impacted by the net change in working capital accounts as of March 31, 2020 compared to March 31, 2019, with a net increase over the comparative periods in current liabilities of $15,239 offset by an increase in current assets of approximately $5,036.
During the year ended March 31, 2019, net cash provided by operating activities from continuing operations was $4,970, resulting from a net loss of $4,302 offset by net non-cash expenses of $12,792, which included depreciation and amortization, change in allowance of doubtful accounts, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $2,766, $383, $798, $2,011, $520, $1,008, $4,875, and $431, respectively. Net cash provided by operating activities during fiscal 2019 was positively impacted by the net change in working capital accounts as of March 31, 2019 compared to March 31, 2018, with a net increase over the comparative periods in current liabilities of approximately $2,394 offset by an increase in current assets of approximately $5,914.
During the year ended March 31, 2018, net cash provided by operating activities from continuing operations was $7,290, resulting from a net loss of $19,697 offset by net non-cash expenses of $19,507, which included depreciation and amortization, change in allowance of doubtful accounts, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $2,660, $299, $1,018, $2,655, $323, $7,559, $3,208, and $1,785, respectively. Net cash provided by operating activities during fiscal 2018 was negatively impacted by the net change in working capital accounts as of March 31, 2018 compared to March 31, 2017, with a net increase over the comparative periods in current liabilities of $15,826 offset by an increase in current assets of approximately $7,651.

Investing Activities
During the year ended March 31, 2020, cash used in investing activities was approximately $46,717, which includes the acquisition of Mobile Posse for $41,872 and capital expenditures of $4,845 comprised mostly of internally-developed software.
During the year ended March 31, 2019, cash used in investing activities was approximately $2,314, which includes capital expenditures of $2,314 comprised mostly of internally-developed software.
During the year ended March 31, 2018, cash used in investing activities was approximately $1,992, which includes capital expenditures of $1,992 comprised mostly of internally-developed software.
Financing Activities
During the year ended March 31, 2020, cash provided by financing activities was approximately $26,175, which is primarily attributable to proceeds from borrowings of $20,000 to partially finance the acquisition of Mobile Posse and proceeds received from the exercise of stock options and warrants of approximately $6,488, offset by the payment of debt issuance costs of $313 related to the borrowings for the Mobile Posse acquisition.
During the year ended March 31, 2019, cash used in financing activities was approximately $916, which is primarily attributable to the repayment of debt obligations of approximately $1,650 offset by proceeds received from the exercise of stock options and warrants of approximately $734.
During the year ended March 31, 2018, cash provided by financing activities was approximately $1,743, which is primarily attributable to proceeds from borrowings of $2,500 and proceeds received from the exercise of stock options and warrants of approximately $687, offset by the repayment of debt obligations of approximately $1,098 and payment of debt issuance costs of $346 related to borrowings.
Senior Credit Facility
On February 28, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Western Alliance Bank (the “Bank”), which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the acquisition of Mobile Posse, and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT USA and DT Media are additional co-borrowers under the New Credit Agreement.
The term loan must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio.
The revolving line of credit matures on February 28, 2025.As of March 31, 2020, no amount was drawn under the revolving line of credit.
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus 3.75%. The obligations under the New Credit Agreement are secured by a perfected first-priority security interest in all the assets of the Company and its subsidiaries. The New Credit Agreement contains customary covenants, representations and events of default, and also requires the Company to comply with a fixed charge coverage ratio and total funded debt to consolidated adjusted EBITDA ratio. The Company’s Business Finance Agreement, dated May 23, 2017 (the “Credit Agreement”), with the Bank was terminated on February 28, 2020.
Convertible Notes and Warrants
On September 28, 2016, the Company sold $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date (the “Notes”). As of March 31, 2019, all of the Notes had been extinguished and the underlying indenture relieved. The Company also issued warrants to purchase shares of the Company's common stock in connection with the issuance of the Notes. During the year ended March 31, 2020, all remaining warrants were exercised. No outstanding warrants remained outstanding at March 31, 2020.
Earn-Out Payment Obligation under Mobile Posse Stock Purchase Agreement
On February 28, 2020, DT Media, a wholly-owned subsidiary of the Company, completed the acquisition of Mobile Posse pursuant to a Stock Purchase Agreement with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equityholders of ACME. DT Media acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (which was subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve month period (the “Earn-Out Period”) following the closing of the acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, Digital Media will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid every three months with a true-up calculation and payment after the first nine months of the Earn-Out Period. The earn-out amounts are determined based on the actual results of operations of Mobile Posse and therefore cannot be determined at March 31, 2020. Accordingly, no amounts associated with this earn-out payment obligation are included in the table of Contractual Cash Obligations below.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2020:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3 to 5 Years	More Than 5 Years
Operating leases (a)	$8,720	$1,658	$3,423	$2,757	$882
Debt repayments	20,000	1,250	4,750	14,000	—
Bank fees	10	10	—	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	$28,730	$2,918	$8,173	$16,757	$882

(a)	Consists of operating leases for our office facilities.

(b)
We have approximately $975 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.

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
Revenue from Contracts with Customers
The Company adopted Accounting Standards Codification ("ASC") 606 on April 1, 2018, and ASC 606 is effective from the period beginning April 1, 2018, using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
To achieve this core principle, the Company applied the following five steps:
1) Identify the contract with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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
Media Distribution
The Company’s advertising business consists of Media Distribution, an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•
An application management software that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This allows mobile operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notification features are available throughout the life-cycle of the device, providing operators additional opportunity for advertising revenue streams.

•
Programmatic advertising and targeted media delivery. This allows operators to to monetize their operator branded on phone applications by showing in application advertisements via cost per thousand impression arrangements, and page view arrangements; and

•	Other products and professional services offered related to the core platform.

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
Third-Party Advertisers
Application Management Software
The Company generally offers these services under a customer contract Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of applications through partner networks, defined as carriers or OEMs, to home screens of devices. The Company has concluded that the delivery of the advertisers application is delivered at a point in time and, as such, has concluded these deliveries are a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of applications delivered at a specified price per application. For applications delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer.
Programmatic advertising and targeted media delivery.
The Company generally offers these services under cost per thousand impression and page view arrangements.
Through its mobile phone first screen applications and mobile web portals, the Company allocates space/inventory within its content products for display advertising. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. If the bid is won, the ad is placed. The entire process happens almost instantly and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. Payments by the advertising exchanges are made net of revenue shares and certain administrative expenses to the Company. Revenue is sourced from the actual ad sales.
Through its mobile phone first screen applications and mobile web portals, the Company’s platform recommends sponsored content to mobile phone users. This sponsored content takes the form of articles, graphics, pictures and similar content. Typical content sponsors are Outbrain and Taboola. Revenue is sourced from the clicks provided by the Company’s user base.
Through its mobile phone first screen applications and mobile web portals, the Company drives consumers (web traffic) to the customer’s website in exchange for a share of the revenue that the customer generates from the web traffic sourced from the Company’s applications. The monetizing of the click/impression is performed by the customer through its website.

Professional Services
The Company offers professional services that support the implementation of its platform for carriers and OEMs, including technology development and integration services. These contracts generally include delivery and integration of the technology development product and revenue recognized when formal acceptance is confirmed by the customer. Services are billed in one lump sum. For the majority of these contracts, for which the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18.
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
Carrier Revenue Share
Revenues generated from advertising via direct CPI, CPP or CPA arrangements with application developers, indirect arrangements through advertising aggregators (ad networks), and cost per thousand impression or page view arrangements are shared with the carrier and the shared revenue is recorded as a cost of goods sold. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers.

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

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at two major financial institution that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2020, two major customer, Oath Inc., a subsidiary of Verizon Communications, represented 11.6% of the Company's net accounts receivable balance; and Outbrain Inc. represented 11.5% of the Company's net accounts receivable balance. As of March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 25.7% of the Company's net accounts receivable balance.
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
In the year ended March 31, 2020, the Company determined that there was no indicators of impairment of goodwill. In the year ended March 31, 2019 the Company determined that there was an impairment of goodwill related to the divestiture of its A&P and Content business lines, see Note "Goodwill" to the Company's consolidated financial statements in Item 8 of this Annual Report, no impairment was recorded against the Company's continuing operations. In performing the related valuation analysis, the Company used various valuation methodologies, including probability-weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
Impairment of Long-Lived Assets and Finite Life Intangibles
Long-lived assets, including, intangible assets subject to amortization primarily consist of customer relationships, license agreements and software that have been acquired are amortized using the straight-line method over their useful life ranging from five to eight years and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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
Recently Issued Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 5 to our Consolidated Financial Statements included in PART II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business. These risks primarily consist of interest rate fluctuation and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash consists of cash and deposits which are not insensitive to interest rate changes.
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations, depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $0.01 million per year for every $1 million of outstanding debt under the credit facility.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar.
While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating income / (loss) and net income / (loss) to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable balances, and inter-company balances that are denominated in these currencies impact our net income / (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	63

Consolidated Financial Statements:
Consolidated Balance Sheets	65
Consolidated Statements of Operations and Comprehensive Loss	66
Consolidated Statements of Stockholders' Equity	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	69
The supplementary financial information required by this Item 8 is set forth in Note 21 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information."

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income / (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes to consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 2, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2009.

Los Angeles, California
June 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Digital Turbine, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets as of March 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income / (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and our report dated June 2, 2020 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Mobile Posse, Inc. (“Mobile Posse”) from its assessment of internal control over financial reporting as of March 31, 2020, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2020. We have also excluded Mobile Posse from our audit of internal control over financial reporting. Mobile Posse is a wholly owned subsidiary whose total assets and net income represent approximately 51% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2020.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary under the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations from management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

/s/ SingerLewak LLP
Los Angeles, California
June 2, 2020

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	March 31, 2019
ASSETS
Current assets
Cash	$21,534	$10,894
Restricted cash	125	165
Accounts receivable, net of allowances of $4,059 and $895, respectively	33,135	22,707
Prepaid expenses and other current assets	3,653	1,331
Current assets held for disposal	—	2,026
Total current assets	58,447	37,123
Property and equipment, net	8,183	3,430
Right-of-use assets	4,237	—
Deferred tax assets	—	40
Intangible assets, net	43,882	—
Goodwill	69,262	42,268
TOTAL ASSETS	$184,011	$82,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$31,579	$14,912
Accrued license fees and revenue share	19,423	16,205
Accrued compensation	4,311	2,441
Accrued earn-out	23,735	—
Short-term debt, net of debt issuance costs of $62 and $0, respectively	1,188	—
Other current liabilities	2,573	826
Current liabilities held for disposal	—	3,924
Total current liabilities	82,809	38,308
Long-term debt, net of debt issuance costs of $245 and $0, respectively	18,505	—
Warrant liability	—	8,013
Other non-current liabilities	5,243	182
Total liabilities	106,557	46,503
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 88,041,240 issued and 87,306,784 outstanding at March 31, 2020; 82,354,940 issued and 81,620,485 outstanding at March 31, 2019	10	10
Additional paid-in capital	360,224	332,793
Treasury stock (754,599 shares at March 31, 2020 and March 31, 2019)	(71)	(71)
Accumulated other comprehensive loss	(591)	(356)
Accumulated deficit	(282,218)	(296,118)
Total stockholders' equity	77,454	36,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,011	$82,861

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)
(in thousands, except per share amounts)

	Year ended March 31,
	2020	2019	2018
Net revenues	$138,715	$103,569	$74,751
Costs of revenues
License fees and revenue share	83,588	65,981	47,967
Other direct costs of revenues	1,454	2,023	1,729
Total cost of revenues	85,042	68,004	49,696
Gross profit	53,673	35,565	25,055
Operating expenses
Product development	12,018	10,876	9,653
Sales and marketing	11,244	8,212	6,087
General and administrative	17,199	13,032	15,124
Total operating expenses	40,461	32,120	30,864
Income / (loss) from operations	13,212	3,445	(5,809)
Interest and other income / (expense), net
Interest income / (expense)	41	(1,120)	(2,067)
Foreign exchange transaction gain / (loss)	—	3	(148)
Change in fair value of convertible note embedded derivative liability	—	(1,008)	(7,559)
Change in fair value of warrant liability	(9,580)	(4,875)	(3,208)
Loss on extinguishment of debt	—	(431)	(1,785)
Other income / (expense)	232	153	(72)
Total interest and other income / (expense), net	(9,307)	(7,278)	(14,839)
Income / (loss) from continuing operations before income taxes	3,905	(3,833)	(20,648)
Income tax (benefit) / provision	(10,375)	469	(951)
Income / (loss) from continuing operations, net of taxes	14,280	(4,302)	(19,697)
Loss from discontinued operations	(380)	(1,708)	(33,160)
Loss from discontinued operations, net of taxes	(380)	(1,708)	(33,160)
Net income / (loss)	13,900	(6,010)	(52,857)
Other comprehensive loss
Foreign currency translation adjustment	(235)	(31)	(4)
Comprehensive income / (loss)	$13,665	$(6,041)	$(52,861)
Basic net income / (loss) per common share
Continuing operations	0.17	(0.06)	(0.28)
Discontinued operations	—	(0.02)	(0.47)
Basic net income / (loss) per common share	$0.17	$(0.08)	$(0.75)
Weighted-average common shares outstanding, basic	84,594	77,440	70,263
Diluted net income / (loss) per common share
Continuing operations	0.16	(0.06)	(0.28)
Discontinued operations	—	(0.02)	(0.47)
Diluted net income / (loss) per common share	$0.16	$(0.08)	$(0.75)
Weighted-average common shares outstanding, diluted	89,558	77,440	70,263

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at March 31, 2017	66,594,807	$8	100,000	$100	754,599	$(71)	$299,580	$(321)	$(237,251)	$62,045
Net loss	—	—	—	—	—	—	—	—	(52,857)	(52,857)
Foreign currency translation	—	—	—	—	—	—	—	(4)	—	(4)
Warrants issued for services rendered	—	—	—	—	—	—	28	—	—	28
Stock-based compensation	265,138	—	—	—	—	—	3,138	—	—	3,138
Compensation related to restricted shares and warrants issued for services rendered	100,000	—	—	—	—	—	69	—	—	69
Options exercised	258,281	—	—	—	—	—	269	—	—	269
Warrants exercised	266,152	—	—	—	—	—	350	—	—	350
Stock issued for settlement of liability	8,624,445	2	—	—	—	—	14,632	—	—	14,634
Balance at March 31, 2018	76,108,823	$10	100,000	$100	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
Net loss	—	—	—	—	—	—	—	—	(6,010)	(6,010)
Foreign currency translation	—	—	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	306,656	—	—	—	—	—	2,568	—	—	2,568
Options exercised	424,817	—	—	—	—	—	423	—	—	423
Warrants exercised	333,924	—	—	—	—	—	1,154	—	—	1,154
Stock issued for settlement of liability	4,446,265	—	—	—	—	—	10,582	—	—	10,582
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net income	—	—	—	—	—	—	—	—	13,900	13,900
Foreign currency translation	—	—	—	—	—	—	—	(235)	—	(235)
Settlement of derivative liability	—	—	—	—	—	—	17,588	—	—	17,588
Stock-based compensation	48,449	—	—	—	—	—	2,710	—	—	2,710
Stock-based compensation for services rendered	75,494	—	—	—	—	—	643	—	—	643
Options exercised	2,279,266	—	—	—	—	—	3,865	—	—	3,865
Warrants exercised	3,283,090	—	—	—	—	—	2,625	—	—	2,625
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$77,454

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2020	2019	2018
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$14,280	$(4,302)	$(19,697)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	2,342	2,766	2,660
Change in allowance for doubtful accounts	2,866	383	299
Non-cash interest expense	6	798	1,018
Stock-based compensation	2,710	2,011	2,655
Stock-based compensation for services rendered	643	520	323
Change in fair value of convertible note embedded derivative liability	—	1,008	7,559
Change in fair value of warrant liability	9,580	4,875	3,208
Loss on extinguishment of debt	—	431	1,785
(Increase) / decrease in assets:
Accounts receivable	(2,431)	(6,040)	(7,071)
Deferred tax assets	40	556	(244)
Prepaid expenses and other current assets	(747)	(430)	(336)
Right-of-use asset	(1,858)	—	—
Increase / (decrease) in liabilities:
Accounts payable	16,168	(4,983)	8,108
Accrued license fees and revenue share	(3,630)	7,973	5,221
Accrued compensation	1,661	(525)	2,445
Other current liabilities	1,040	(253)	52
Other non-current liabilities	(9,000)	182	(695)
Net cash provided by operating activities - continuing operations	33,670	4,970	7,290
Net cash used in operating activities - discontinued operations	(2,293)	(3,701)	(324)
Net cash provided by operating activities	31,377	1,269	6,966

Cash flows from investing activities
Capital expenditures	(4,845)	(2,314)	(1,992)
Acquisition of Mobile Posse, net of cash recieved	(41,872)	—	—
Net cash used in investing activities - continuing operations	(46,717)	(2,314)	(1,992)
Net cash used in investing activities - discontinued operations	—	—	(142)
Net cash used in investing activities	(46,717)	(2,314)	(2,134)

Cash flows from financing activities
Proceeds from borrowings	20,000	—	2,500
Payment of debt issuance costs	(313)	—	(346)
Options and warrants exercised	6,488	734	687
Repayment of debt obligations	—	(1,650)	(1,098)
Net cash provided by / (used in) financing activities	26,175	(916)	1,743

Effect of exchange rate changes on cash	(235)	(31)	(4)

Net change in cash	10,600	(1,992)	6,571

Cash and restricted cash, beginning of year	11,059	13,051	6,480

Cash and restricted cash, end of year	$21,659	$11,059	$13,051

Supplemental disclosure of cash flow information
Interest paid	$101	$383	$1,071

Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$—	$10,582	$14,632
Cashless exercise of warrants to purchase common stock of the Company	$—	$144	$10
Derecognition of liability upon warrant exercise	$17,593	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
1.    Organization
Digital Turbine was incorporated in the state of Delaware in 1998. Digital Turbine, through its subsidiaries, works at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs and other third parties to enable them to effectively monetize media content and generate higher value user acquisition.
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.
Our primary sources of liquidity have historically been issuance of common and preferred stock and debt. As of March 31, 2020, we had cash, including restricted cash, totaling approximately $21,659.
On May 23, 2017, the Company entered into a business finance agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provides for a $5,000 total facility. On May 22, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provided for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the acquisition of Mobile Posse (the "Acquisition"), and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT USA and DT Media are additional co-borrowers under the New Credit Agreement. The term loan must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio. The revolving line of credit matures on February 28, 2025.
In connection with the Company entering into the New Credit Agreement with the Bank on February 28, 2020, the Company and the Bank terminated the Credit Agreement, dated as of May 23, 2017 (and the amendments thereto), which was the previous revolving credit facility of the Company.
As of March 31, 2020, the Company's drawn amount on the New Credit Agreement was $20,000. Please refer to the "Debt" footnote for more detail.
The Company anticipates that its primary sources of liquidity will continue to be cash on hand, cash provided by operations, and the credit available under the New Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.
During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the fiscal year 2021 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year-over-year revenue and gross margin increases coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors, the Company has sufficient cash and capital resources to continue to operate its business for at least twelve months from the filing date of this annual report on Form 10-K.

In view of the matters described in the preceding paragraphs, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue its existence.

3.    Acquisitions
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (“Mobile Posse”) pursuant to the previously-reported stock purchase agreement (the "Purchase Agreement") with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equity holders of ACME. The Company acquired (the “Acquisition”) all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments have not yet been determined.
The preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

Assets
Cash	$4,613
Accounts receivable	10,864
Other current assets	422
Property, plant, and equipment	2,041
Right-of-use asset	2,379
Developed technology	1,600
Customer relationships	42,500
Goodwill	27,267
Other non current assets	1,473
Total Assets	$93,159

Liabilities
Accounts payable	$499
Accrued license fees and revenue share	6,847
Accrued compensation	180
Other current liabilities	827
Non-current deferred tax liability	10,854
Other non-current liabilities	3,469
Total Liabilities	$22,676

Note the the total consideration listed above excludes cash of $4,613 and working capital adjustments.
The amortization period for the intangible assets acquired in the transaction are as follows:

Intangible Asset	Remaining Useful Life
Developed technology	5 years
Customer relationships	18 years
Goodwill	Indefinite

The operating results of Mobile Posse, Inc. which are included in the accompanying consolidated statements of operations from the acquisition date to March 31, 2020 are as follows:

Unaudited
Revenues	$4,817
Cost of goods sold	2,512
Gross profit	2,305
Operating expenses	1,290
Net income	$1,015

Unaudited pro forma combined financial statements are presented below for informational purposes only. The unaudited pro forma combined statements of operations for the twelve months ended March 31, 2020, and for the twelve months ended March 31, 2019 for the Company and the period from April 3, 2018 through March 31, 2019 for Mobile Posse, combine the historical consolidated statements of operations of the Company and Mobile Posse, giving effect to the acquisition as if it had been consummated on April 3, 2018, the beginning of the earliest period presented.

DIGITAL TURBINE, INC.
PRO FORMA COMBINED STATEMENT OF OPERATIONS
For the twelve months ended March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	Historical Digital Turbine	Historical Mobile Posse	Pro Forma Adjustments		Pro Forma Combined
	US$	US$	US$	Footnote	US$
Net revenues	$138,715	$52,205	$—		$190,920
Cost of revenues
License fees and revenue share	83,588	24,932			108,520
Other direct cost of revenues	1,454	1,735			3,189
Total cost of revenues	85,042	26,667			111,709
Gross profit	53,673	25,538			79,211
Operating expenses
Product development	12,018	6,831			18,849
Sales and marketing	11,244	4,794			16,038
General and administrative	17,199	5,518	173	(a)	22,890
Total operating expenses	40,461	17,143	173		57,777
Gain / (loss) from operations	13,212	8,395	(173)		21,434
Interest and other income / (expense), net
Interest income / (expense), net	41	(1,741)	675	(b) (c)	(1,025)
Change in fair value of warrant liability	(9,580)	—			(9,580)
Loss on extinguishment of debt	—	(590)	590	(d)	—
Other income / (expense)	232	(1,421)			(1,189)
Total interest and other income / (expense), net	(9,307)	(3,752)	1,265		(11,794)
Income / (loss) from operations before income taxes	3,905	4,643	1,092		9,640
Income tax provision	(10,375)	1,668			(8,707)
Net income / (loss) from continuing operations, net of taxes	14,280	$2,975	$1,092		18,347
Income / (loss) from discontinued operations	(380)				(380)
Net income / (loss) from discontinued operations	(380)				(380)
Net income / (loss)	13,900				17,967
Foreign currency translation adjustment	(235)				(235)
Comprehensive income / (loss):	$13,665				$17,732
Basic net income / (loss) per common share
Continuing operations	0.17				$0.22
Discontinued operations	—				—
Net income / (loss)	$0.17				$0.22
Weighted average common shares outstanding, basic	84,594				84,594
Diluted net income / (loss) per common share
Continuing operations	0.16				0.20
Discontinued operations	—				$—
Diluted net income / (loss) per common share	$0.16				$0.20
Weighted-average common shares outstanding, diluted	89,558				$89,558

DIGITAL TURBINE, INC.
PRO FORMA COMBINED STATEMENT OF OPERATIONS
For the period April 3, 2018 through March 31, 2019 for Mobile Posse and April 1, 2018 through March 31, 2019 for Digital Turbine, Inc.
(Unaudited)
(in thousands, except share and per share data)

	Historical Digital Turbine	Historical Mobile Posse	Pro Forma Adjustments		Pro Forma Combined
	US$	US$	US$	Footnote	US$
Net revenues	$103,569	$59,387	$—		$162,956
Cost of revenues
License fees and revenue share	65,981	30,464	—		96,445
Other direct cost of revenues	2,023	1,903	—		3,926
Total cost of revenues	68,004	32,367	—		100,371
Gross profit	35,565	27,020	—		62,585
Operating expenses
Product development	10,876	6,316	—		17,192
Sales and marketing	8,212	5,095	—		13,307
General and administrative	13,032	10,448	197	(a)	23,677
Total operating expenses	32,120	21,859	197		54,176
Gain / (loss) from operations	3,445	5,161	(197)		8,409
Interest and other income / (expense), net
Interest income / (expense), net	(1,120)	(3,233)	2,071	(b) (c)	(2,282)
Foreign exchange transaction gain / (loss)	3	—	—		3
Change in fair value of convertible note embedded derivative liability	(1,008)	—	—		(1,008)
Change in fair value of warrant liability	(4,875)	—	—		(4,875)
Loss on extinguishment of debt	(431)	—	—		(431)
Other income / (expense)	153	—	—		153
Total interest and other income / (expense), net	(7,278)	(3,233)	2,071		(8,440)
Income / (loss) from operations before income taxes	(3,833)	1,928	1,874		(31)
Income tax provision	469	887	—		1,356
Net income / (loss) from continuing operations, net of taxes	(4,302)	$1,041	$1,874		(1,387)
Income / (loss) from discontinued operations	(1,708)				(1,708)
Net income / (loss) from discontinued operations	(1,708)				(1,708)
Net income / (loss)	(6,010)				(3,095)
Foreign currency translation adjustment	(31)				(31)
Comprehensive income / (loss):	$(6,041)				$(3,126)
Basic and diluted net income / (loss) per common share
Continuing operations	$(0.06)				$(0.02)
Discontinued operations	(0.02)				(0.02)
Net income / (loss)	$(0.08)				$(0.04)
Weighted average common shares outstanding, basic	77,440				77,440
Weighted average common shares outstanding, diluted	77,440				77,440

Pro Forma Adjustments
(a) Amortization of intangible assets. Adjustment to remove the impact of Mobile Posse historical intangible amortization expense and record the estimated amortization expense on identified intangible assets recorded as part of the purchase price allocation. The adjustment is based on estimated useful lives of 18 years for customer relationships and 5 years for developed technology.
(b) Interest expense. Adjustment to eliminate Mobile Posse historical interest expense and record interest on Loan Agreement with Western Alliance Bank.
(c) Interest expense. Adjustment to eliminate Mobile Posse historical amortization of debt discount and debt issuance costs and record amortization of debt issuance costs on Loan Agreement with Western Alliance Bank.
(d) Loss on extinguishment of debt. Eliminate Mobile Posse historical loss on extinguishment of debt.

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
In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the closing of the transaction associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts were presented as assets and liabilities held for disposal in prior presented periods. As of March 31, 2020, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to a breakdown in ongoing discussions with the business partner. We have determined that the amounts recorded are more likely than not to be uncollectible due to disputes surrounding the content delivered, furthermore the related payables would also be contractually withheld unless payment is received at a later date. At this time, the Company has reserved for all balances remaining, both receivables and payables, related to the discontinued operations of the Pay business. The total impact to the Company if all of the remaining receivables and payables are subsequently collected is immaterial. These fully reserved assets and liabilities remain on our books as of March 31, 2020.
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
These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.

The following table summarizes the financial results of our discontinued operations for all periods presented herein:
Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)

	Year ended March 31,
	2020	2019	2018
Net revenues	—	3,970	48,877
Total cost of revenues	(1,202)	1,788	42,950
Gross profit	1,202	2,182	5,927
Product development	60	732	2,194
Sales and marketing	—	350	1,444
General and administrative	1,433	2,671	1,835
Income / (loss) from operations	(291)	(1,571)	454
Loss on impairment of goodwill	—	—	(34,045)
Interest and other income / (expense), net	(89)	(137)	431
Loss from discontinued operations before income taxes	(380)	(1,708)	(33,160)
Income tax provision / (benefit)	—	—	—
Loss from discontinued operations, net of taxes	(380)	(1,708)	(33,160)
Foreign currency translation adjustment	—	—	—
Comprehensive loss	(380)	(1,708)	(33,160)
Basic and diluted net loss per common share	$—	$(0.02)	$(0.47)
Weighted-average common shares outstanding, basic	84,594	77,440	70,263
Weighted-average common shares outstanding, diluted	89,558	77,440	70,263
Notes on the impairment of goodwill for discontinued operations
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. During the fiscal year ended March 31, 2018, in connection with the planned sale of the Content reporting unit and the A&P business within the Advertising reporting segment, we performed a full analysis of the carrying value of the associated goodwill. Since the impairment assessment concluded, based on the future cash flows of the businesses, that it is more likely than not that the fair value is less than its carrying value, we performed the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. The carrying value of the net assets assigned to the aforementioned reporting units exceeded the fair value of the reporting units, therefore the associated goodwill was impaired. The impairment recorded above represents the results of this assessment.
Based on the results of the annual impairment tests performed during the fourth quarter of fiscal 2018, the Company recorded an impairment of approximately $34,045 at March 31, 2018 which is detailed in the table above. No remaining goodwill remains related to the discontinued reporting units.
Details on assets and liabilities classified as held for disposal in the accompanying consolidated balance sheets are presented in the following table:

	Year ended March 31,
	2020	2019
Assets held for disposal
Accounts receivable, net of allowances of $0 and $1,589, respectively	$—	$1,883
Property and equipment, net	—	143
Total assets held for disposal	$—	$2,026

Liabilities held for disposal
Accounts payable	$—	$3,158
Accrued license fees and revenue share	—	537
Accrued compensation	—	226
Other current liabilities	—	3
Total liabilities held for disposal	$—	$3,924
The following table provides reconciling cash flow information for our discontinued operations:

	Year ended March 31,
	2020	2019	2018
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$(380)	$(1,708)	$(33,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	279	1,037
Change in allowance for doubtful accounts	(1,589)	1,011	194
Loss on disposal of fixed assets	109	—	—
Stock-based compensation	—	37	189
Impairment of intangible assets	—	—	1,065
Impairment of goodwill	—	—	34,045
(Increase) / decrease in assets:
Accounts receivable	3,472	5,119	(1,928)
Goodwill	—	309	—
Prepaid expenses and other current assets	—	54	8
Increase / (decrease) in liabilities:
Accounts payable	(3,158)	(5,631)	708
Accrued license fees and revenue share	(537)	(2,522)	(2,459)
Accrued compensation	(226)	(303)	(24)
Other current liabilities	(3)	(346)	25
Other non-current liabilities	—	—	(24)
Cash used in operating activities	(2,293)	(3,701)	(324)

Cash flows from investing activities
Capital expenditures	—	—	(142)
Cash used in investing activities	—	—	(142)

Cash used in discontinued operations	$(2,293)	$(3,701)	$(466)

5.    Summary of Significant Accounting Policies
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

Revenue from Contracts with Customers
The Company adopted ASC 606 on April 1, 2018, and ASC 606 is effective from the period beginning April 1, 2018 using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The reported results for fiscal year 2017 reflect the application of ASC 606 guidance while the reported results for fiscal year 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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
Media Distribution Services
The Company’s Media Distribution business consists of an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:

•
An application and content management software platform that enables mobile operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This allows operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements, with third party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). Optional notifications and other features are available throughout the life-cycle of the device, providing operators and OEMs opportunity for additional revenue streams;

•
Programmatic advertising and targeted media delivery. This allows operators to to monetize their operator branded on phone applications by showing in application advertisements via cost per thousand impression arrangements, and page view arrangements,; and

•	Other products and professional services offered related to the core platform.
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
Application Management Software
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
Programmatic advertising and targeted media delivery.

The Company generally offers these services under cost per thousand impression and page view arrangements.
Through its mobile phone first screen applications and mobile web portals, the Company allocates space/inventory within its content products for display advertising. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. If the bid is won, the ad is placed. The entire process happens almost instantly and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. Payments by the advertising exchanges are made net of revenue shares and certain administrative expenses to the Company. Revenue is sourced from the actual ad sales.
Through its mobile phone first screen applications and mobile web portals, the Company’s platform recommends sponsored content to mobile phone users. This sponsored content takes the form of articles, graphics, pictures and similar content. Typical content sponsors are Outbrain and Taboola. Revenue is sourced from the clicks provided by the Company’s user base.
Through its mobile phone first screen applications and mobile web portals, the Company drives consumers (web traffic) to the customer’s website in exchange for a share of the revenue that the customer generates from the web traffic sourced from the Company’s applications. The monetizing of the click/impression is performed by the customer through its website.
Professional Services
The Company offers professional services that support the implementation of its platform for carriers and OEMs, including technology development and integration services. These contracts generally include delivery and integration of the technology development product and revenue recognized when formal acceptance is confirmed by the customer. Services are billed in one lump sum. For the majority of these contracts, for which the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18.
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

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive loss currently includes only foreign currency translation adjustments.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash
Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of March 31, 2020 and March 31, 2019, the Company had $125 and $165, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease in the prior period.
Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.
Deposits
As of March 31, 2020, the Company had deposits of $159 comprised of facility and equipment lease deposits, as compared to $132 as of March 31, 2019.
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
The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Notes issued on September 28, 2016 is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in debt discount. The convertible notes are carried on the consolidated balance sheet on a historical cost basis, net of discounts and debt issuance costs. The carrying value of debt, less capitalized debt issuance costs, approximates fair value.
The Company estimated the fair value of the convertible note embedded derivative liability and warrant liability using a lattice approach that incorporates a Monte Carlo simulation valuation model that considers the Company's future stock price, stock price volatility, probability of a change of control, and the trading information of the Company's common stock into which the Notes are or may become convertible while the Notes were outstanding. After the conversion of all outstanding Notes in the fiscal year ended March 31, 2019, the Company simplified the process for valuing the remaining warrant liability using a Black-Scholes valuation model for the entirety of the fiscal year ended March 31, 2020. As of the March 31, 2020 balance sheet date, all remaining warrants had been exercised and no liability remained.
Changes in the inputs into these valuation models have had a significant impact on the estimated fair value of the convertible note embedded derivative liability and warrant liability. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the liabilities. The change in the fair value of the convertible note embedded derivative liability and warrant liability are primarily related to the change in price of the Company's underlying common stock and are reflected in the consolidated statements of operations and comprehensive loss as "Change in fair value of convertible note embedded derivative liability” and "Change in fair value of warrant liability." Refer to Note "Fair Value Measurements" for more details.
As of March 31, 2020 and 2019, the carrying value of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, and other current liabilities approximates fair value due to the short-term nature of such instruments.
Convertible Note Embedded Derivative Liability
Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e. host) are accounted for and valued as a separate financial instrument. We evaluated the terms and features of the Notes issued on September 28, 2016 and identified embedded derivatives (i.e. conversion options that contain “make-whole interest” provisions, fundamental change provisions, or down round conversion price adjustment provisions) requiring bifurcation and accounting at fair value due to the economic and contractual characteristics of the embedded derivatives meeting the criteria for bifurcation and separate accounting. ASC 815-10-15-83 (c) states that if terms implicitly or explicitly require or permit net settlement, then it can readily be settled net by means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement. The conversion features related to the Notes consisted of a “make-whole interest” provision, fundamental change provision, and down round conversion price adjustment provisions which, as the Notes were to be converted, placed the Note holder in a position not substantially different from net settlement. Given this fact pattern, the conversion features met the definition of embedded derivatives and required bifurcation and accounting at fair value. All Notes were converted prior to the March 31, 2019 balance sheet date.
See Note "Fair Value Measurements," of this report for a description of our embedded derivatives related to the Notes and information on the valuation model used to calculate the fair value of the embedded derivatives, otherwise called the convertible note embedded derivative liability. Changes in the inputs into the valuation model had a significant impact on the estimated fair value of the convertible note embedded derivative liability. For example, a decrease (increase) in the stock price resulted in a decrease (increase) in the estimated fair value of the liability. Change in the fair value of the liability was primarily attributable to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
Warrant Liability
The Company issued detachable warrants with the Notes issued on September 28, 2016. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which required every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using a lattice approach that incorporates a Monte Carlo simulation that considers the Company's future stock price through the March 31, 2019 balance sheet date in conjunction with the valuation approach taken to value the Notes. As all the Notes were converted prior to the March 31, 2019 balance sheet date, during the fiscal year ended March 31, 2020, the Company simplified the approach to valuing the remaining warrants using a Black-Scholes valuation model. Option pricing models employ subjective factors, including judgments and assumptions, to estimate liability.
See Note "Fair Value Measurements," of this report for a description of our warrant liability and information on the valuation model used to calculate the fair value of the warrant liability. Changes in the inputs into the valuation model had a significant impact on the estimated fair value of the warrant liability. For example, a decrease (increase) in the stock price resulted in a decrease (increase) in the estimated fair value of the liability. The change in the fair value of the liability is primarily related to the change in price of the underlying common stock of the Company and is reflected in our consolidated statements of operations as “Change in fair value of warrant liability.”

Debt Issuance Costs
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years; as such, the Company adopted this guidance in the quarter ended June 30, 2016. The Company has determined that adopting ASU 2015-03 did not have a significant impact on its consolidated results of operations, financial condition, and cash flows. Refer to Note "Debt" for more details.
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
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For fiscal years 2020, 2019, and 2018, the Company capitalized software development costs in the amount of $1,453, $1,544, and $1,641.
Product Development Costs
The Company charges non-capitalizable costs related to design, development, deployment, and maintenance of products to product development expense as incurred. The types of costs included in product development expenses include salaries, contractor fees and allocated facilities costs.

Advertising Expenses
The Company expenses the costs of advertising as incurred. Advertising expense was $200, $135, and $83 in the years ended March 31, 2020, 2019, and 2018, respectively.
Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $235, $31, and $4 in the years ended March 31, 2020, 2019, and 2018 has been reported as a component of comprehensive income / (loss) in the consolidated statements of stockholders’ equity and comprehensive income / (loss).
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8 to 10 years or the term of the lease for leasehold improvements and 3 to 5 years for other assets.
Leases
On April 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842) using the modified retrospective transition approach such that we accounted for leases that commenced before the effective date of ASU 2016-02 in accordance with previous GAAP unless the lease is modified, except that we recognized right-of-use ("ROU") assets and a lease liability for all such leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. Results and disclosure requirements for reporting periods beginning after June 30, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities on the Consolidated Balance Sheet as of June 30, 2019.
Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities on our consolidated balance sheets.

Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20, Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and trade names, through ASC 805 Purchase Price Accounting, is not amortized to expense, but rather evaluated on an at least annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life-cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.
Goodwill values assigned through ASC 805, Purchase Price Accounting, related to the acquisition of Mobile Posse are subject to adjustments prior to the finalization of the purchase price accounting, one year from the date of acquisition, notably related to the actual earn-out amount due to the seller.
Impairment of Long-Lived Assets and Finite Life Intangibles
Long-lived assets, including intangible assets subject to amortization, primarily consist of customer relationships and software that have been acquired and are amortized using the straight-line method over their useful lives, ranging from five to eighteen years, and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2020 and March 31, 2019.
In the fiscal year ended March 31, 2018, the Company did not record any impairment related to continuing operations. The Company did record an impairment related to planned dispositions which is detailed in Note "Discontinued Operations."
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at two major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2020, two major customers represented 11.6% and 11.5% of the Company's net accounts receivable balance. As of March 31, 2019, one major customer represented 25.7% of the Company's net accounts receivable balance.
With respect to revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. During the year ended March 31, 2020, one major customer represented 15.3% of our consolidated net revenue. During the year ended March 31, 2019 one major customers represented 28.6% of our consolidated net revenues. During the year ended March 31, 2018, two major customers represented 23.5% and 16.1% of our consolidated net revenues, respectively.
The Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the years ended March 31, 2020 and 2019, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3% and 45.9%, respectively, while AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 30.0% and 38.7%, respectively, of our net revenues. Additionally, during the year ended March 31, 2020 America Movil, primarily through its subsidiary Tracfone Wireless Inc., generated 10.7% of our net revenues.

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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes may be recognized and disclosed in our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.
In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company will adopt ASU 2020-01 during the quarter ended June 30, 2022 and does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition and cash flows based on our current investments.
In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt ASU 2020-01 during the quarter ended June 30, 2022 and does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition and cash flows based on our current investments.
In August 2018, the FASB issued Accounting Standard Update 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted upon its issuance. The amendments in this update will be applied prospectively. The Company will adopt ASU 2018-15 during the quarter ended June 30, 2020 and does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition and cash flows.
In August 2018, the FASB issued Accounting Standard Update 2018-13: Fair Value Measurement (Topic 820). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as a result of the FASB’s final deliberations of the financial reporting concepts pursuant to the March 4, 2014 issued FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, as they relate to fair value measurement disclosures. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted upon its issuance. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt ASU 2018-13 during the quarter ended June 30, 2020, and does not expect the impact of the future adoption of this standard on its consolidated results of operations, financial condition and cash flows to be material.

Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Accounting Pronouncements Adopted During the Period
In February 2016, the FASB issued Account Standard Update  2016-02: Leases (Topic 842). This update changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The Company adopted ASU No. 2016-02 during the quarter ended June 30, 2019, and applied the modified retrospective approach such that we accounted for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except that we recognized right-of-use assets and a lease liability for all such leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities on the Consolidated Balance Sheet as of June 30, 2019 and did not have a material impact on our consolidated results of operations, financial condition, and cash flows. Please refer to Note "Leases" for related disclosures.
In June 2018, the FASB issued Accounting Standard Update 2018-07: Compensation—Stock Compensation - Improvements to Non-employee Share-Based Payment Accounting. This update aligns the accounting for share-based payment awards issued to employees and non-employees. The existing employee guidance will now apply to non-employee share-based transactions with some exceptions. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted upon its issuance. The amendments in this update should be applied prospectively. The Company adopted ASU 2018-07 during the quarter ended June 30, 2019 and it has had de minimus impact on our consolidated results of operations, financial condition, and cash flows.

6.    Accounts Receivable

	March 31, 2020	March 31, 2019
Billed	$18,927	$11,833
Unbilled	18,267	11,769
Allowance for doubtful accounts	(4,059)	(895)
Accounts receivable, net	$33,135	$22,707
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but billed after period end. All unbilled receivables as of March 31, 2020 are expected to be billed and collected within twelve months.
The Company recorded $1,739, $300, and $530 of bad debt expense during the years ended March 31, 2020, 2019, and 2018 respectively.
7.    Property and Equipment

	March 31, 2020	March 31, 2019
Computer-related equipment	$11,649	$7,077
Furniture and fixtures	681	223
Leasehold improvements	2,099	558
	14,429	7,858
Accumulated depreciation	(6,246)	(4,428)
Property and equipment, net	$8,183	$3,430
Depreciation expense for the years ended March 31, 2020, 2019, and 2018 was $2,124, $1,535, and $1,244, respectively.
During the years ended March 31, 2020, 2019, and 2017, depreciation expense includes $670, $839, $931 respectively, related to internal-use assets included in General and Administrative Expense and $1,454, $696, and $313

respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for certain offices. These leases currently have lease periods expiring between fiscal years 2024 and 2026. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company's determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rate are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2020
Fiscal year 2021	$1,390
Fiscal year 2022	1,493
Fiscal year 2023	1,549
Fiscal year 2024	1,374
Fiscal year 2025	1,081
Thereafter	882
Total undiscounted cash flows	7,769
(Less imputed interest)	(1,137)
Present value of lease liabilities	$6,632

The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

Associated with this financial liability, the Company has recorded a right-of-use asset of $4,237, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rates used to calculate the imputed interest above range from 5.50% to 6.75% and the weighted-average remaining lease term is 5.29 years.

9.    Intangible Assets
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
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. During the fiscal years ended March 31, 2020, 2019, and 2018, we determined that there were no indicators of impairment related to the Company's continuing operations.

The components of intangible assets as at March 31, 2020 and 2019 were as follows:

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Developed Technology	$7,926	$(5,861)	$2,065
Customer relationships	46,971	(5,154)	41,817
Total	$54,897	$(11,015)	$43,882

	As of March 31, 2019
	Cost	Accumulated Amortization	Net
Developed Technology	$5,826	$(5,826)	$—
Total	$5,826	$(5,826)	$—
During the fiscal years ended March 31, 2020, 2019, and 2018, the Company recorded amortization expense in the amount of $218, $1,231, and $1,416, respectively. For the fiscal year ended March 31, 2020, amortization expense is a component of general and administrative operating expenses on the Statements of Operations and Comprehensive Income / (Loss). For the fiscal years ended March 31, 2019 and 2018, amortization expense is a component of other direct costs of revenues on the Statements of Operations and Comprehensive Income / (Loss). The determination of the expense category for amortization of intangible assets is determined by capitalization under ASC 350, Intangibles - Goodwill and Other, or ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. ASC 350 leads to accounting for amortization of intangible assets under operating expenses, while ASC 985-20 leads to accounting for amortization of intangible assets under other direct costs of revenues.
Based on the amortizable intangible assets as of March 31, 2020, the Company expects future amortization expense to be approximately $2,681 per year over the next five fiscal years and $30,482 in residual expense thereafter.
Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2017	$2,647
Amortization of intangibles	(1,416)
Balance as of March 31, 2018	1,231
Amortization of intangibles	(1,231)
Balance as of March 31, 2019	—
Purchase of Mobile Posse	44,100
Amortization of intangibles	(218)
Balance as of March 31, 2020	$43,882
10.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

	O&O	Total
Goodwill as of March 31, 2017	$42,268	$42,268
Adjustments	—	—
Goodwill as of March 31, 2018	42,268	42,268
Adjustments	—	—
Goodwill as of March 31, 2019	42,268	42,268
Purchase of Mobile Posse	26,994	26,994
Goodwill as of March 31, 2020	$69,262	$69,262

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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2020 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the analysis performed for fiscal 2020 all continuing operations, which is comprised entirely of the O&O reporting unit, have an estimated fair value in excess of the carrying value of the associated goodwill.
In the years ended March 31, 2020 and 2019, the Company determined there was no impairment to goodwill.

11.    Debt

	March 31, 2020	March 31, 2019
Short-term debt
Short-term debt, net of debt issuance costs of $62 and $0, respectively	$1,188	$—

	March 31, 2020	March 31, 2019
Long-term debt
Long-term debt, net of debt issuance costs of $245 and $0, respectively	$18,505	$—

Convertible Notes
On September 28, 2016, the Company sold to the Initial Purchaser, $16,000 aggregate principal amount of 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased or redeemed in accordance with their terms prior to such date. As of the close of the issuance of the Notes on September 28, 2016, the Company incurred $1,700 in debt issuance costs directly related to the issuance of the Notes, which in accordance with ASU 2015-03, the Company recorded these costs as a direct reduction to the face value of the Notes and amortized this amount over the life of the Notes as a component of interest expense on the consolidated statement of operation and comprehensive loss. During the remainder of fiscal 2017, the Company further incurred $234 in costs directly associated with the issuance of the Notes, for the preparation and filing of the registration statement on Form S-1 to register the underlying common stock related to the Notes issued and related Warrants issued along with the Notes, which was required to be done in accordance with the indenture. The convertible notes remained on the consolidated balance sheet at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. As of March 31, 2019, all of the Notes have been extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled.
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
During the year ended March 31, 2019, 484,900 of the warrants were exercised. During the year ended March 31, 2020, 3,614,100 of the warrants were exercised. No outstanding warrants related to the Warrant Agreement remained outstanding at March 31, 2020.

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
On May 22, 2019, the Company entered into an amendment to the Credit Agreement that extends the agreement through May 23, 2021 and provided for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.The amounts advanced under the Credit Agreement, as amended, mature in two years, or May 22, 2021, and accrue interest at prime plus 0.50% subject to a 6.00% floor, with the prime rate defined as the greater of prime rate published in the Wall Street Journal or 5.50%. The Credit Agreement, as amended, also carried an annual facility fee of 0.20% of our available credit limit, and an unused line fee of 0.10% per annum.
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT Media and DT USA are additional co-borrowers under the New Credit Agreement.
The term loan must be repaid on a quarterly basis, beginning in July 2020, until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio. A description of this ratio is provided in Exhibit 10.9, incorporated by reference to this Form 10-K.
The revolving line of credit matures on February 28, 2025.

Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index), subject to a 1.75% floor, plus 3.75%. The obligations under the New Credit Agreement are secured by a perfected first-priority security interest in all the assets of the Company and its subsidiaries. The New Credit Agreement contains customary covenants, representations and events of default, and also requires the Company to comply with a fixed charge coverage ratio and total funded debt to consolidated adjusted EBITDA ratio.
The description of the New Credit Agreement provided herein is qualified by reference to the New Credit Agreement, which is incorporated by reference to this Form 10-K.
The New Credit Agreement contains representations and warranties by each of the parties to the New Credit Agreement, which were made only for purposes of the New Credit Agreement and as of specified dates. The representations, warranties and covenants in the New Credit Agreement were made solely for the benefit of the parties to the New Credit Agreement, are subject to limitations agreed upon by such parties, including being qualified by schedules, may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and are subject to standards of materiality applicable to the parties that may differ from those applicable to others. Others should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the New Credit Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
In connection with the Company entering into the New Credit Agreement with the Bank, on February 28, 2020, the Company and the Bank terminated the existing Credit Agreement, dated as of May 23, 2017, between the Company, DT Media, DT USA and the Bank (and the amendments thereto), which was the previous revolving credit facility of the Company.
At March 31, 2020, there was $20,000 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw.
Interest Expense
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 in prior years, and the New Credit Agreement in the current year, the Company recorded $101, $322, and $1,049 of interest expense during the years ended March 31, 2020, 2019, and 2018 respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes in the prior years, detailed in the paragraph above, and debt issuance cost amortization related to the New Credit Agreement in the current year, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $6 recorded during the year ended March 31, 2020, $798 recorded during the year ended March 31, 2019, and $1,018 recorded during March 31, 2018, the Company recorded $107, $1,120, and $2,067 of total interest expense for the years ended March 31, 2020, 2019, and 2018 respectively.

12.    Fair Value Measurements
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Fair value of the Notes is determined using the residual method of accounting whereby, first, a portion of the proceeds from the issuance of the Notes is allocated to derivatives embedded in the Notes and the warrants issued in connection with the issuance of the Notes, and the proceeds so allocated are accounted for as a convertible note embedded derivative liability and warrant liability, respectively, and second, the remainder of the proceeds from the issuance of the Notes is allocated to the convertible notes, resulting in an original debt discount amounting to $4,916. The convertible notes remained on the Consolidated Balance Sheets at historical cost, accreted up for the amount of cumulative amortization of the debt discount over the life of the debt. The method of determining the fair value of the convertible note embedded derivative liability and warrant liability are described subsequently in this note. Market risk associated with the convertible note embedded derivative liability and warrant liability relates to the potential reduction in fair value and negative impact to future earnings from an increase in price of the Company's common stock. Please refer to Note 9 "Debt" for more information.
The carrying amounts of certain financial instruments, such as cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
As of March 31, 2020, and 2019 the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$—	$—
Warrant liability	—	—	—	—
Total	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Financial Liabilities
Convertible note embedded derivative liability	$—	$—	$—	$—
Warrant liability	—	—	8,013	8,013
Total	$—	$—	$8,013	$8,013

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
During fiscal 2018, holders of $10,300 of the Notes elected to convert such Notes. During fiscal 2019, holders of $5,700 of the Notes elected to convert such notes, thereby converting all of our outstanding notes and leaving an aggregate principal amount of $0 of Notes outstanding, net of debt issuance costs and discounts of $0 and $0, respectively, as of March 31, 2019. Refer to Note "Debt" sub section Convertible Notes and Note "Capital Stock Transactions" for more details.
Changes in the fair value of the convertible note embedded derivative liability is reflected in our consolidated statements of operations as “Change in fair value of convertible note embedded derivative liability.”
The Company recorded a gain / (loss) of $0 during the year ended March 31, 2020 since all Notes were converted prior to fiscal 2020.
Due to the Company's closing stock price increasing from March 31, 2018 to March 31, 2019 from $2.01 to $3.50, the Company recorded a loss of $1,008 during the year ended March 31, 2019.
The market-based assumptions and estimates used in valuing the convertible note embedded derivative liability include amounts in the following amounts:

March 31, 2019
Stock price volatility	60%
Stock price (per share)	$4.18
Expected term	0.50 years
Risk-free rate (1)	0.17%
(1) The Black Scholes model assumes the continuously compounded equivalent (CCE) interest rate of 0.17% based on the 1-year U.S. Treasury securities as of the valuation date.
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
The following table provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2019	$8,013
Change in fair value of warrant liability	9,580
De-recognition of liability upon exercise	(17,593)
Balance at March 31, 2020	$—
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively.
Due to the Company's closing stock price increasing from March 31, 2019 to March 31, 2020 from $3.50 to $4.18, the Company recorded a loss of $9,580 during the year ended March 31, 2020.
Due to the Company's closing stock price increasing from March 31, 2018 to March 31, 2019 from $2.01 to $3.50, the Company recorded a loss of $4,875 during the year ended March 31, 2019.
The market-based assumptions and estimates used in valuing the warrant liability include amounts in the following amounts:

March 31, 2020
Stock price volatility	60%
Stock price (per share)	$4.18
Expected term	0.50 years
Risk-free rate (1)	0.17%
(1) The Black Scholes model assumes the continuously compounded equivalent (CCE) interest rate of 0.17% based on the 1-year U.S. Treasury securities as of the valuation date.
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

13.    Description of Stock Plans
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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 6,366,088 and 8,685,457 remained available for future grants as of March 31, 2020 and 2019, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted share grants of common stock of 2,624,244, 489,785, and 184,910, respectively.

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
With respect to RSUs, the Company expensed $220 during the year ended March 31, 2020 and $140 during the year ended March 31, 2019, respectively. For the year ended March 31, 2018, there were no outstanding RSU agreements or associated expense.
Stock Option Agreements
Stock options granted under the Company’s Stock Plans typically vest over a three-to-four-year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant.

Stock Option Activity
The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2020 and 2019:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2018	9,741,969	$2.08	7.82	$6,286
Granted	1,463,925	1.69
Forfeited / Canceled	(1,552,192)	3.72
Exercised	(524,817)	0.94
Options Outstanding, March 31, 2019	9,128,885	1.80	7.31	16,347
Granted	2,624,244	5.00
Forfeited / Canceled	(488,952)	2.05
Exercised	(2,279,747)	1.70
Options Outstanding, March 31, 2020	8,984,430	$2.75	7.17	$16,517
Vested and expected to vest (net of estimated forfeitures) at March 31, 2020 (a)	7,987,627	$2.59	6.96	$15,424
Exercisable, March 31, 2020	5,377,389	$2.21	6.16	$11,552

a.
For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2020 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2020. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.

Information about options outstanding and exercisable at March 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.51 - 1.00	1,539,065	0.73	6.60	826,195	0.73
$1.01 - 1.50	1,839,036	1.29	6.35	1,739,744	1.30
$1.51 - 2.00	969,494	1.67	8.06	545,113	1.66
$2.01 - 2.50	548,972	2.23	8.06	293,356	2.21
$2.51 - 3.00	535,958	2.59	4.09	535,958	2.59
$3.51 - 4.00	1,763,300	3.89	7.85	764,985	3.93
$4.01 - 4.50	475,000	4.13	4.54	475,000	4.13
$4.51 - 5.00	60,000	4.65	2.99	60,000	4.65
$5.01 and over	1,253,605	6.29	9.56	137,038	6.14
	8,984,430			5,377,389

Other information pertaining to stock options for the Stock Plans is as follows:

	Year ended March 31,
	2020	2019	2018
Total fair value of options vested	$2,577	$1,977	$3,335
Total intrinsic value of options exercised (a)	$10,890	$603	$202

a.
The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.

During the years ended March 31, 2020, 2019, and 2018, the Company granted options to purchase 2,624,244, 1,463,925, and 1,963,378 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $2.86, $1.02, and $0.94, respectively.
At March 31, 2020, 2019, and 2018, there was $4,787, $2,639, and $2,353 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.3 years, 1.9 years, and 2.2 years, respectively.
Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2020, 2019, and 2018 are presented below.

	Year ended March 31,
	2020	2019	2018
Risk-free interest rate	0.64% to 2.25%	2.38% to 2.96%	1.77% to 2.73%
Expected life of the options	5.02 to 9.83 years	5.52 to 9.19 years	5.65 to 9.84 years
Expected volatility	64% to 66%	66%	66% to 73%
Expected dividend yield	—%	—%	—%
Expected forfeitures	29%	29%	28% to 29%
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
Total stock compensation expense for the Company’s equity plans, which includes both stock options, restricted stock, and warrants issued, is included in the following Consolidated Statements of Operations and Comprehensive Income / (Loss) components. See Note "Capital Stock Transactions" regarding restricted stock.

	Year ended March 31,
	2020	2019	2018
Product development	$—	$—	$—
Sales and marketing	—	—	—
General and administrative	3,353	2,531	2,978
Total	$3,353	$2,531	$2,978
14.    Capital Stock Transactions
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
Common Stock and Warrants
For the years ended March 31, 2020 and 2019, the Company issued 2,279,747 and 524,817 shares, respectively, of common stock for the exercise of employee options.

For the years ended March 31, 2020 and 2019, the Company issued 0 and 4,446,265 shares, respectively, of common stock to the holders of the Notes in exchange for the extinguishment of the Notes. See Notes "Debt" and "Fair Value Measurements" for more details.
In September 2016, in connection with the issuance of the Notes, the Company issued 250,000 and 4,105,600 warrants to the initial purchaser and holders of the Notes, respectively. The warrants were immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share and set to expire on September 23, 2020. The exercise price is subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends or distributions, stock split or combination, or if the Company issues or sells shares of common stock at a price per share less than the conversion price on the trading day immediately preceding such issuance of sale. See Note "Fair Value Measurements" for more details.
For the years ended March 31, 2020 and 2019, the Company issued 3,283,090 and 333,924 shares, respectively, of common stock to the holders of these warrants upon exercise.
The following table provides activity for warrants issued and outstanding during the year ended March 31, 2020:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2019	3,639,100	$1.37
Issued	—	—
Exercised	(3,614,100)	1.36
Canceled/Expired	—	—
Outstanding as of March 31, 2020	25,000	$2.04
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
During the years ended March 31, 2020 and 2019, the Company issued 75,493 and 306,655 restricted shares, respectively, to its directors for services. The shares vest over 1 year.
With respect to RSAs, during the years ended March 31, 2020, 2019, and 2018, the Company expensed $424, $380, and $323 related to time condition RSAs, respectively. As of March 31, 2020, 37,746 shares remain unvested.
During the years ended March 31, 2020 and 2019, the Company entered into restricted stock units (RSU) agreements with certain officers of the Company to issue 109,416 and 232,558 shares of common stock, respectively, upon vesting. As of March 31, 2020, 67,830 RSUs related to these agreements were vested and an equivalent number of shares of commons stock were issued.

The following is a summary of restricted stock awards and activities for all vesting conditions for the years ended March 31, 2020 and 2019, respectively:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2018	132,569	$1.09
Granted	306,655	1.39
Vested	(285,896)	1.24
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2019	153,328	1.39
Granted	75,494	5.58
Vested	(191,076)	2.22
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2020	37,746	$5.58
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2020.
At March 31, 2020 and March 31, 2019, there was $140 and $144, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.34 and 0.34 years, respectively.
15.    Net Income / (Loss) per Common Share
Basic and diluted net income / (loss) per share is calculated by dividing net income / (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had net losses for the years ended March 31, 2019 and 2018, all potentially dilutive shares of common stock were determined to be anti-dilutive and, accordingly, were not included in the calculation of diluted net loss per share for those fiscal years.
The following table sets forth the computation of net income / (loss) per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2020	2019	2018
Income / (loss) from continuing operations, net of taxes	$14,280	$(4,302)	$(19,697)
Weighted-average common shares outstanding, basic	84,594	77,440	70,263
Basic net income / (loss) per common share	$0.17	$(0.06)	$(0.28)
Weighted-average common shares outstanding, diluted	89,558	77,440	70,263
Diluted net income / (loss) per common share	$0.16	$(0.06)	$(0.28)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	4,964	3,312	2,572
16.    Employee Benefit Plans
The Company has a qualified contributory retirement plan under section 401(k) of the IRC covering eligible full-time employees. Employees may voluntarily contribute eligible compensation up to the annual IRS limit. During the years ended March 31, 2020, 2019, and 2018, the Company made matching contributions of $267, $226, and $172, respectively.
17.    Related-Party Transactions
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

18.    Income Taxes
The provision (benefit) for income taxes by taxing jurisdiction was as follows:

	Year ended March 31,
	2020	2019	2018
Current state and local	$182	$—	$—
Current non-U.S.	(55)	(63)	(116)
Total current	127	(63)	(116)
Deferred U.S. federal	(7,928)	—	—
Deferred state and local	(2,624)	—	—
Deferred non-U.S.	50	532	(835)
Total deferred	(10,502)	532	(835)
Total income tax (benefit) / provision	$(10,375)	$469	$(951)
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2020	2019	2018
Statutory federal income taxes	$741	$(1,163)	$(5,750)
State income taxes, net of federal benefit	144	—	—
Non-deductible expenses	900	2,074	1,355
Rate change	—	—	14,830
Change in uncertain tax liability	32	(5)	(103)
Change in valuation allowance	(12,262)	(2,422)	(10,528)
Return-to-provision adjustments	70	1,985	(755)
Income tax provision / (benefit)	$(10,375)	$469	$(951)
As part of the stock acquisition of Mobile Posse on February 28, 2020, the Company recorded a net U.S. deferred tax liability of $10,552 on the opening balance sheet. The deferred tax liability primarily relates to intangible assets recorded at fair market value for financial accounting compared to the carryover of historical tax basis. The acquired deferred tax liabilities represent a source of positive evidence with respect to the Company’s ability to realize deferred tax assets. In accordance with ASC 805-740-30-3, a change in the acquirer’s valuation allowance as a result of a business combination is recorded as a component of income tax expense. As a result of the business combination, the Company released $10,552 of valuation allowance as a component of income tax expense in the year ended March 31, 2020. The remainder of the change in valuation allowance impacting the March 31, 2020 effective tax rate relates to annual income or loss by tax jurisdiction.
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
Deferred tax assets and liabilities consist of the following:

	Year ended March 31,
	2020	2019	2018
Deferred income tax assets
Net operating loss carryforward	$21,913	$23,471	$25,848
Stock-based compensation	3,775	3,996	3,095
Other	2,312	1,228	2,732
Gross deferred income tax assets	28,000	28,695	31,675
Valuation allowance	(15,710)	(27,972)	(30,394)
Net deferred income tax assets	$12,290	$723	$1,281
Deferred income tax liabilities
Depreciation and amortization	$(1,648)	$(678)	$(680)
Intangibles and goodwill	(10,356)	—	—
Other	—	(5)	(5)
Net deferred income tax assets / (liabilities)	$286	$40	$596
As of March 31, 2020, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state tax of approximately $80,500, Australia federal tax of approximately $8,403, and Israel federal tax of approximately $3,025. The U.S. federal and state NOLs expire between 2028 and 2037, and the Australia and Israel NOLs have an unlimited carryover period. Utilization of the NOLs in the U.S. are subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% percentage points of the outstanding stock of a company by certain stockholders or public groups.
As of March 31, 2020, realization of a large portion of the Company’s gross deferred tax assets was not considered more likely than not and, accordingly, a valuation allowance of $15,710 has been provided. During the year ended March 31, 2020, the valuation allowance decreased by $12,262. The reduction primarily relates to U.S. deferred tax liabilities recorded in the acquisition accounting for Mobile Posse as described above.
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
ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit can be recorded. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our Consolidated Statements of Operations and Comprehensive Income / (Loss).
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Balance at April 1	$788	$838	$941
Additions for tax position of prior years	—	—	59
Reductions for tax positions of prior years	(1)	(50)	(162)
Balance at March 31	$787	$788	$838
Included in the balances at March 31, 2020, 2019, and 2018 are $787, $788, and $838, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $33, $45 and $26 of expense for interest and penalties on uncertain income tax liabilities in its statement of operations for the years ended March 31, 2020, 2019, and 2018 respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2015 through 2020.
19.    Segment and Geographic Information
The Company manages its business in one operating and reportable segment: Media Distribution. Our chief operating decision maker does not evaluate operating segments using asset information. The Company has considered guidance in Accounting Standards Codification (ASC) 280 in reaching its conclusion with respect to aggregating its operating segment into one reportable segment. Specifically, the Company has evaluated guidance in ASC 280-10-50-11 and determined that aggregation is consistent with the objectives of ASC 280 in that aggregation into one reportable segment allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services.
The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Goodwill and intangibles are not included in this allocation.
The following table sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2020, 2019, and 2018. Net revenues by geography are based on the billing addresses of our customers.

	Year ended March 31,
	2020	2019	2018
Net revenues
United States and Canada	$90,245	$72,898	$40,743
Europe, Middle East, and Africa	34,970	18,606	5,691
Asia Pacific and China	11,865	9,324	23,608
Mexico, Central America, and South America	1,635	2,741	4,709
Consolidated net revenues	$138,715	$103,569	$74,751

Property and equipment, net
United States and Canada	$8,132	$3,405	$2,701
Europe, Middle East, and Africa	38	15	41
Asia Pacific and China	13	10	15
Mexico, Central America, and South America	—	—	—
Consolidated property and equipment, net	$8,183	$3,430	$2,757
20.    Commitments and Contingencies
Operating Lease Obligations
The Company leases office facilities under non-cancellable operating lease agreements expiring between fiscal years 2024 and 2026.
The following table provides a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2021	$1,390
2022	1,493
2023	1,549
2024	1,374
2025	1,081
Thereafter	882
Total Minimum Lease Payments	$7,769
These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $1,093, $1,065, and $857, for the years ended March 31, 2020, 2019, and 2018, respectively.
Debt Repayment Obligations
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition. See Note "Debt" for further details.
The term loan must be repaid on a quarterly basis, beginning in July 2020, until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio.

The following table provides a summary of future minimum payments under initial terms of the New Credit Agreement as of:

Year ending March 31,
2021	$1,250
2022	2,000
2023	2,750
2024	3,750
2025	10,250
Thereafter	—
Total Minimum Debt Payments	$20,000
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index), subject to a 1.75% floor, plus 3.75%.
Inclusive of the Notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 in prior years, and the New Credit Agreement in the current year, the Company recorded $101, $322, and $1,049 of interest expense during the years ended March 31, 2020, 2019, and 2018 respectively.
Additionally, aggregate debt discount and debt issuance cost amortization related to the Notes in the prior years, detailed in the paragraph above, and debt issuance cost amortization related to the New Credit Agreement in the current year, is reflected on the Consolidated Statement of Operations as interest expense. Inclusive of this amortization of $6 recorded during the year ended March 31, 2020, $798 recorded during the year ended March 31, 2019, and $1,018 recorded during March 31, 2018, the Company recorded $107, $1,120, and $2,067 of total interest expense for the years ended March 31, 2020, 2019, and 2018 respectively.
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly, and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made.

21.    Supplemental Consolidated Financial Information

Unaudited Quarterly Results
The following tables set forth our quarterly consolidated statements of operations in dollars for each quarter of fiscal 2020 and 2019. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in this Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018

Net revenues	$39,351	$36,016	$32,795	$30,553	$27,192	$30,411	$23,854	$22,112
License fees and revenue share	23,591	21,576	20,146	18,275	15,768	19,195	15,802	15,216
Other direct cost of revenues	432	400	344	278	470	538	508	507
Gross profit	15,328	14,040	12,305	12,000	10,954	10,678	7,544	6,389
Total operating expenses	12,403	9,908	9,190	8,960	9,020	8,222	7,229	7,649
Income (loss) from operations	2,925	4,132	3,115	3,040	1,934	2,456	315	(1,260)
Total interest and other income / (expense), net	721	(830)	(4,380)	(4,818)	(8,384)	(3,376)	1,730	2,752
Income / (loss) from operations before income taxes	3,646	3,302	(1,265)	(1,778)	(6,450)	(920)	2,045	1,492
Income tax (benefit) / provision	(10,381)	41	72	(107)	312	216	(23)	(36)
Net income (loss) from operations, net of taxes	14,027	3,261	(1,337)	(1,671)	(6,762)	(1,136)	2,068	1,528
Basic and diluted net income / (loss) per common share from continuing operations	$0.16	$0.04	$(0.02)	$(0.02)	$(0.09)	$(0.01)	$0.03	$0.02
Weighted-average common shares outstanding, basic	86,784	85,876	83,909	81,814	79,404	77,645	77,193	76,204
Weighted-average common shares outstanding, diluted	91,875	92,472	83,909	81,814	79,404	77,645	78,780	79,598
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

Valuation and Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade receivables
2020	Allowance for doubtful accounts	$895	$1,739	$(1,425)	$4,059
2019	Allowance for doubtful accounts	512	300	(83)	895
2018	Allowance for doubtful accounts	228	530	246	512

22.    Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d), that occurred during the fiscal periods covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and actions are taken to correct deficiencies as they are identified.
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2020, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Management has excluded Mobile Posse, Inc. from its assessment of internal control over financial reporting as of March 31, 2020 because it was acquired by the Company during fiscal year 2020. Total assets and total revenues of Mobile Posse, Inc. represent approximately 51.3%, or $94.6 million, and 3.5%, or $4.8 million, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, March 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time. The Company's independent registered public accounting firm, SingerLewak LLP, has audited the Company's internal control over financial reporting as of March 31, 2020, as stated in their report included herein. SingerLewak LLP also audited the Company's Consolidated Financial Statements as of and for the year ended March 31, 2020.
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

On May 31, 2020, our Board of Directors (the “Board”) and Compensation Committee of the Board (the “Compensation Committee”) approved compensation for our Chief Executive Officer and Chief Financial Officer for the fiscal year ended March 31, 2020. Our Chief Executive Officer, William Stone, and our Chief Financial Officer, Barrett Garrison, each received a cash bonus pursuant to the terms of his respective, previously-filed, employment agreement, pro-rated for substantial achievement of the target revenue and target adjusted EBITDA goals previously established by the Compensation Committee for such fiscal year, plus the allowed discretionary bonus for achievement of the factors described in the applicable employment agreement. The Board and Compensation Committee also increased annual base salary for Mr. Garrison by $15,000. In addition, as part of the long term incentive plan provided for in their respective employment agreements, Messrs. Stone and Garrison were granted equity awards consisting of time vesting restricted stock units for 37,764 and  15,106 shares, respectively, of the Company’s common stock and performance vesting restricted stock units for target numbers of  37,764 and 15,106 shares, respectively, of the Company’s common stock. The time vesting units vest over three years, with one-third vesting on the first anniversary of the grant date and the balance monthly thereafter. The vesting of the performance vesting units is based upon achievement of three-year revenue and adjusted EBITDA targets determined by the Board, with the potential for between zero to twice the target number of shares based on the degree of achievement of the applicable goals. The Board and Compensation Committee also granted Messrs. Stone and Garrison stock options to acquire 142,315 and 56,926 shares, respectively, of the Company’s common stock.

In addition, pursuant to Mr. Stone’s employment agreement, he is eligible to receive annual cash incentives of up to 25%, 50% and 100% of base salary based on the achievement of annual revenue and earnings goals set by the Compensation Committee. The Board and the Compensation Committee increased such percentages for fiscal year 2021 annual incentive compensation to 37.5%, 75% and 150%, respectively, for Mr. Stone.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Adoption of Amended and Restated 2011 Equity Incentive Plan of Digital Turbine, Inc.
On May 26, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan of Digital Turbine, Inc. and on April 27, 2012, our Board of Directors amended and restated the plan and the related plan documents and directed that they be submitted to our stockholders for their consideration and approval. On May 23, 2012, our stockholders approved and adopted, by written consent, the Amended and Restated 2011 Equity Incentive Plan of Digital Turbine, Inc. (the “2011 Plan”), the Digital Turbine, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Restricted Stock Agreement and the Digital Turbine, Inc. Amended and Restated 2011 Equity Incentive Plan Notice of Grant and Stock Option Agreement (collectively, the “Related Documents”).
The 2011 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units (sometimes referred to individually or collectively as “Awards”) to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). On September 10, 2012, the Company increased the 2011 Plan shares available for issuance from 4,000,000 to 20,000,000, of which 6,366,088 remain available for issuance as of March 31, 2020.
Equity Compensation Plan Information
The following table sets forth information concerning our Amended and Restated 2011 Equity Incentive Plan as of March 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	8,984,430	$2.75	6,366,088
Equity compensation plan not approved by security holders	—	—	—
Total	8,984,430	2.75	6,366,088
Other information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	63

Consolidated Financial Statements:
Consolidated Balance Sheets	65
Consolidated Statements of Operations and Comprehensive Income / (Loss)	66
Consolidated Statements of Stockholders' Equity	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	69
The supplementary financial information required by this Item 8 is set forth in the Notes to Consolidated Financial Statements under the Note "Supplemental Consolidated Financial Information."
2. Financial Statement Schedules
Unaudited Quarterly Results and Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2020, 2019, and 2018 are included in Note "Supplemental Consolidated Financial Information" of Notes to Consolidated Financial Statements included in Part II, Item 8. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements, or Notes thereto, included herein.
3. Exhibits
See the Exhibits index located below following Item 16 of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit No.	Description

2.1	Pay Asset Purchase Agreement, dated as of April 23, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

2.2	A&P Asset Purchase Agreement, dated as of April 28, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018^

2.3
Stock Purchase Agreement, dated February 6, 2020, by and among Digital Turbine Media, Inc., ACME Mobile,LLC, Mobile Posse, Inc., and certain equityholders of ACME Mobile, LLC party thereto (incorporated by referenceto Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on February 10, 2020).

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

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016

4.3	Description of our Capital Stock *

10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †

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

10.5.1
Software as a Service Renewal Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, dated as of August 14, 2018, incorporated by reference to Exhibit 10.24 to our Current Report on Form 10-Q (File No. 001-35958), filed with the Commission on November 5, 2018.††

10.6
Employment Agreement between the Company and Barrett Garrison, dated September 12, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016.†

10.6.1
Amendment, effective September 7, 2018, to Employment Agreement between the Company and Barrett Garrison, incorporated by reference to our current report on Form 8-K (File No. 001-35958), filed with the Commission on September 10, 2018.†

10.7
License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015, incorporated by reference to Exhibit 10.25 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.††

10.7.1
Amendment No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.1 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.

10.8
Amendment No. 1 to the Supplement No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.2 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on February 5, 2019.††

10.9
Credit Agreement, dated February 28, 2020, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 3, 2020).

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of William Stone, Principal Executive Officer. *

31.2	Certification of Barrett Garrison, Principal Financial Officer. *

32.1	Certification of William Stone, Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	INS XBRL Instance Document. *

101	SCH XBRL Schema Document. *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digital Turbine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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
Dated: June 2, 2020
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 2, 2020
Robert Deutschman

/s/ William Stone	Chief Executive Officer (Principal Executive Officer) and Director	June 2, 2020
William Stone

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 2, 2020
Barrett Garrison

/s/ David Wesch	Chief Accounting Officer (Principal Accounting Officer)	June 2, 2020
David Wesch

/s/ Mohan Gyani	Director	June 2, 2020
Mohan Gyani

/s/ Christopher Rogers	Director	June 2, 2020
Christopher Rogers

/s/ Jeffrey Karish	Director	June 2, 2020
Jeffrey Karish

/s/ Roy Chestnutt	Director	June 2, 2020
Roy Chestnutt

/s/ Michelle Sterling	Director	June 2, 2020
Michelle Sterling