Form 10-Q
period 2020-06-30
Digital Turbine, Inc.
filed 2020-08-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of July 31, 2020, the Company had 87,583,694 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$18,723	$21,534
Restricted cash	—	125
Accounts receivable, net of allowances of $4,437 and $4,059, respectively	43,443	33,135
Prepaid expenses and other current assets	3,197	3,653
Total current assets	65,363	58,447
Property and equipment, net	9,311	8,183
Right-of-use assets	4,176	4,237
Intangible assets, net	43,211	43,882
Goodwill	69,716	69,262
TOTAL ASSETS	$191,777	$184,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt, net of debt issuance costs of $62 and $62, respectively	$1,688	$1,188
Accounts payable	$29,881	$31,579
Accrued license fees and revenue share	23,622	19,423
Accrued compensation	3,293	4,311
Accrued earn-out	16,956	23,735
Other current liabilities	3,611	2,573
Total current liabilities	79,051	82,809
Long-term debt, net of debt issuance costs of $230 and $245, respectively	18,020	18,505
Other non-current liabilities	5,406	5,243
Total liabilities	102,477	106,557
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 88,265,252 issued and 87,530,796 outstanding at June 30, 2020; 88,041,240 issued and 87,306,784 outstanding at March 31, 2020	10	10
Additional paid-in capital	362,272	360,224
Treasury stock (754,599 shares at June 30, 2020 and March 31, 2020)	(71)	(71)
Accumulated other comprehensive loss	(733)	(591)
Accumulated deficit	(272,278)	(282,218)
Total stockholders' equity	89,300	77,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,777	$184,011
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2020	2019
Net revenues	$59,012	$30,553
Cost of revenues
License fees and revenue share	32,300	18,275
Other direct costs of revenues	560	278
Total cost of revenues	32,860	18,553
Gross profit	26,152	12,000
Operating expenses
Product development	4,408	2,794
Sales and marketing	4,318	2,278
General and administrative	6,804	3,888
Total operating expenses	15,530	8,960
Income from operations	10,622	3,040
Interest and other income / (expense), net
Interest income / (expense), net	(306)	18
Change in fair value of warrant liability	—	(5,226)
Other income / (expense)	—	390
Total interest and other income / (expense), net	(306)	(4,818)
Income / (loss) from continuing operations before income taxes	10,316	(1,778)
Income tax provision / (benefit)	376	(107)
Income / (loss) from continuing operations, net of taxes	9,940	(1,671)
Income / (loss) from discontinued operations	—	(148)
Net income / (loss) from discontinued operations, net of taxes	—	(148)
Net income / (loss)	$9,940	$(1,819)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(142)	98
Comprehensive income / (loss)	$9,798	$(1,721)
Basic net income / (loss) per common share
Continuing operations	$0.11	$(0.02)
Discontinued operations	—	—
Net income / (loss)	$0.11	$(0.02)
Weighted-average common shares outstanding, basic	87,386	81,814
Diluted net income / (loss) per common share
Continuing operations	$0.11	$(0.02)
Discontinued operations	—	—
Net income / (loss)	$0.11	$(0.02)
Weighted-average common shares outstanding, diluted	93,108	81,814
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$9,940	$(1,671)
Adjustments to reconcile net income / (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,552	462
Provision for doubtful accounts	378	66
Non-cash interest expense	18	—
Stock-based compensation	1,438	560
Stock-based compensation for services rendered	173	122
Change in fair value of warrant liability	—	5,226
(Increase) / decrease in assets:
Accounts receivable	(10,686)	(92)
Prepaid expenses and other current assets	456	(196)
Right-of-use assets	61	(2,168)
Increase / (decrease) in liabilities:
Accounts payable	(1,698)	3,982
Accrued license fees and revenue share	4,199	(3,347)
Accrued compensation	(1,018)	(993)
Other current liabilities	1,036	1,096
Other non-current liabilities	163	1,997
Net cash provided by operating activities - continuing operations	6,012	5,044
Net cash used in operating activities - discontinued operations	—	(230)
Net cash provided by operating activities	6,012	4,814

Cash flows from investing activities
Acquisition of Mobile Posse	(7,232)	—
Capital expenditures	(2,011)	(783)
Net cash used in investing activities	(9,243)	(783)

Cash flows from financing activities
Options and warrants exercised	437	1,199
Net cash provided by financing activities	437	1,199

Effect of exchange rate changes on cash	(142)	98

Net change in cash	(2,936)	5,328

Cash and restricted cash, beginning of period	21,659	11,059

Cash and restricted cash, end of period	$18,723	$16,387

Supplemental disclosure of cash flow information
Interest paid	$299	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	(142)
Stock-based compensation	—	—	—	—	—	—	1,438	—	—	1,438
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	173
Options exercised	224,012	—	—	—	—	—	437	—	—	437
Balance at June 30, 2020	87,530,796	$10	100,000	$100	754,599	$(71)	$362,272	$(733)	$(272,278)	$89,300
The accompanying notes are an integral part of these consolidated financial statements.
Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Foreign currency translation	—	—	—	—	—	—	—	98	—	98
Settlement of warrant derivative liability	—	—	—	—	—	—	715	—	—	715
Stock-based compensation	38,759	—	—	—	—	—	560	—	—	560
Stock-based compensation for services rendered	—	—	—	—	—	—	122	—	—	122
Options exercised	616,208	—	—	—	—	—	910	—	—	910
Warrants exercised	212,250	—	—	—	—	—	289	—	—	289
Balance at June 30, 2019	82,487,702	$10	100,000	$100	754,599	$(71)	$335,389	$(258)	$(297,937)	$37,233
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
1. Description of Business
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through June 30, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers (" OEMs"), and has delivered more than 3.9 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (operators and OEMs) and the reportable segment Advertising.
As the Company's suite of product offerings expands, both organically and through acquisition, we believe that this renaming of our reporting and operating segment better reflects the way management views the business. There are no changes or historical differences to product offerings and financial information that were referred to as the Advertising segment in prior periods. While advertising, in general, remains a focus of our Media Distribution segment, we feel that this change in name more accurately conveys to the reader what we do for our customers and partners.
The Company's Media Distribution business consists of products and services that simplify the discovery and delivery of mobile application and content media for consumers.

•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using the developed technology to streamline, track and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs and devices.

•Content Media represents the portion of the business where our platform presents news, weather, sports and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with carrier networks and OEMs. Content Media optimizes revenue by a combination of:

◦Programmatic Ad Partner Revenue – advertising within the content media that’s sold on an ad exchange, at a market rate (CPM - Cost Per Thousand),
◦Sponsored Content – sponsored content media from 3rd party content providers – presented similar to an ad – that is monetized when a recommended story is viewed (CPC – Cost Per Click)
◦Editorial Content – owned or licensed media – presented similar to an ad – that is monetized when the media is clicked on (CPC - Cost Per Click).
        On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453 which is reflected on the balance sheet as an increase in goodwill. As of June 30, 2020, $6,779 of the estimated $23,735 had been paid to the seller. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out.
The Acquisition is consistent with the Company's strategy to provide a comprehensive media and advertising solution for operator and OEM partners while enriching the mobile experience for end users by delivering relevant media rich content to their fingertips. The addition of Mobile Posse's offerings will provide synergies and options for our partners and advertisers.

The Company's suite of offerings continue to focus on promoting higher user engagement and boosting advertising revenue for mobile operators and OEMs.
With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Arlington, Virginia; São Paulo, Brazil; Mexico City, Mexico; Mumbai, India; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide. For additional information, please visit www.digitalturbine.com.
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), and Mobile Posse. We refer to all of the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2. Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been cash from operations, issuance of common stock, preferred stock, and debt. As of June 30, 2020, we had cash totaling approximately $18,723.

On May 23, 2017, the Company entered into a Business Finance Agreement (the "Credit Agreement") with Western Alliance Bank (the "Bank"). The Credit Agreement provided for a $5,000 total facility. On May 22, 2019, the Company amended its existing Credit Agreement with the Bank. The Credit Agreement, as amended, provided for up to a $20,000 total revolving credit facility, subject to draw limitations derived from current levels of eligible domestic receivables.
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
        In connection with the Company entering into the New Credit Agreement with the Bank on February 28, 2020, the Company and the Bank terminated the Credit Agreement, which was the previous revolving credit facility of the Company.
        As of June 30, 2020, the Company's principal amount outstanding under the New Credit Agreement was $20,000, and no amount was drawn on the $5,000 revolving line of credit. Please refer to the "Debt" footnote for more detail.
The Company anticipates that its primary sources of liquidity will continue to be cash-on-hand, cash provided by operations, and the credit available under the New Credit Agreement. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the New Credit Agreement, debt financing to provide for greater flexibility to make acquisitions, new investments in under-capitalized opportunities, or to invest in organic opportunities. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the fiscal year 2021 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year-over-year revenue and gross margin increases, coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors, the Company appears to have sufficient cash and capital resources to continue to operate its business for at least twelve months from the issuance date of this quarterly report on Form 10-Q.
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
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission ("SEC") in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at June 30, 2020, the results of their operations and corresponding comprehensive income / (loss) for the three months ended June 30, 2020 and 2019, and their cash flows for the three months ended June 30, 2020 and 2019. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.
Recently Issued Accounting Pronouncements
The significant accounting policies and recent accounting pronouncements were described in the Notes of the consolidated financial statements, under the heading "Summary of Significant Accounting Policies," included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There have been no significant changes in or updates to the accounting policies since March 31, 2020. Only significant new accounting pronouncements, pertinent to the Company, issued and adopted subsequent to the issuance of our Annual Report are described below. Accounting pronouncements issued and adopted not described in either the Annual Report or in this quarterly report have been determined to either not apply or to have an immaterial impact on our business and related disclosures.

Accounting Pronouncements Adopted During the Period
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. As such, the Company adopted this standard during the quarter ended June 30, 2020 on a prospective basis, and such adoption has not had a material impact on the Company's consolidated results of operations, financial condition, and cash flows in the current presented periods.
        In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement (Topic 820). The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as a result of the FASB’s final deliberations of the financial reporting concepts pursuant to the March 4, 2014 issued FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, as they relate to fair value measurement disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. As such, the Company has adopted this standard during our quarter ended June 30, 2020, and it has not materially impacted our consolidated results of operations, financial condition and cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. As such, the Company has adopted this standard during our quarter ended June 30, 2020, and it has not materially impacted our consolidated results of operations, financial condition and cash flows.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of June 30, 2020, one major customer represented approximately 10.6% of the Company’s net accounts receivable balance. As of March 31, 2020, two major customers represented 11.6% and 11.5% of the Company's net accounts receivable balance.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three months ended June 30, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three months ended June 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., and GSN Games, Inc. represented 18.5% and 11.7% of net revenues, respectively.
With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three months ended June 30, 2020, Verizon Wireless, a carrier partner, generated 20.5%, AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 23.2%, T-Mobile US

Inc., including Sprint and other subsidiaries, generated 21.8%, and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 11.4% of our net revenues. During the three months ended June 30, 2019, Verizon Wireless, a carrier partner, generated 42.1% and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 32.8%, of our net revenues.
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
        DT APAC and DT Singapore (together, “Pay Seller”), each wholly-owned subsidiaries of the Company, entered into an Asset Purchase Pay Agreement (the “Pay Agreement”), dated as of April 23, 2018, with Chargewave Ptd Ltd (“Pay Purchaser”) to sell certain assets (the “Pay Assets”) owned by the Pay Seller related to the Company’s Direct Carrier Billing business. The Pay Purchaser is principally-owned and controlled by Jon Mooney, an officer of the Pay Seller. At the closing of the asset sale, Mr. Mooney was no longer employed by the Company or Pay Seller. As consideration for this asset sale, Digital Turbine is entitled to receive certain license fees, profit-sharing, and equity participation rights as disclosed in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on July 1, 2018. With the sale of these assets, the Company exited the segment of the business previously referred to as the Content business.
        In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company determined that the estimated earn-out from the Pay Purchaser was $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction was $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts are presented below as assets and liabilities held for disposal. As of June 30, 2020, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. We have determined that the amounts recorded are more likely than not to be uncollectible due to disputes surrounding the content delivered. Furthermore, the related payables would also be contractually withheld unless payment is received at a later date. At this time, the Company has reserved for all balances remaining, both receivables and payables, related to the discontinued operations of the Pay business. The total impact to the Company if all of the remaining receivables and payables are subsequently collected and paid is immaterial. These fully reserved assets and liabilities remain on our books as of June 30, 2020.

        DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole reporting segment (which is now Media Distribution). No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the year ended March 31, 2019.
        These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
        No assets or liabilities were held for disposal as of June 30, 2020 or March 31, 2020.
The following table summarizes the financial results of our discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss):

Condensed Statements of Operations and Comprehensive Income / (Loss)
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2020	2019
Gross profit	—	—
Product development	—	33
General and administrative	—	62
Income / (loss) from operations	—	(95)
Interest and other income / (expense), net	—	(53)
Income / (loss) from discontinued operations before income taxes	—	(148)
Income / (loss) from discontinued operations, net of taxes	—	(148)
Comprehensive income / (loss)	$—	$(148)
Basic and diluted net income / (loss) per common share	$—	$—

        The following table provides reconciling cash flow information for our discontinued operations:

	Three months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$—	$(148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	19
Change in allowance for doubtful accounts	—	(30)
Loss on disposal of fixed assets	—	103
(Increase) / decrease in assets:
Accounts receivable	—	100
Increase / (decrease) in liabilities:
Accounts payable	—	(155)
Accrued license fees and revenue share	—	(96)
Accrued compensation	—	(20)
Other current liabilities	—	(3)
Cash used in operating activities	—	(230)

Cash used in discontinued operations	$—	$(230)
5. Accounts Receivable

	June 30, 2020	March 31, 2020
	(Unaudited)
Billed	$24,988	$18,927
Unbilled	22,892	18,267
Allowance for doubtful accounts	(4,437)	(4,059)
Accounts receivable, net	$43,443	$33,135
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Unbilled accounts receivable represents revenue recognized but billed after period end. All unbilled receivables as of June 30, 2020 and March 31, 2020 are expected to be billed and collected (subject to the reserve for allowance for doubtful accounts) within twelve months.
The Company recorded $92 of bad debt expense during the three months ended June 30, 2020 and $54 of bad debt expense during the three months ended June 30, 2019.

6. Property and Equipment

	June 30, 2020	March 31, 2020
	(Unaudited)
Computer-related equipment	$1,969	$1,953
Developed software	11,685	9,696
Furniture and fixtures	683	681
Leasehold improvements	2,099	2,099
Property and equipment, gross	16,436	14,429
Accumulated depreciation	(7,125)	(6,246)
Property and equipment, net	$9,311	$8,183
Depreciation expense was $882 for the three months ended June 30, 2020 and $462 for the three months ended June 30, 2019, respectively. Depreciation expense for the three months ended June 30, 2020 includes $322 related to internal-use assets included in general and administrative expense and $560 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2019 includes $185 related to internal-use assets included in general and administrative expense and $277 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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
        Schedule, by fiscal year, of maturities of lease liabilities as of:

June 30, 2020
(Unaudited)
Remainder of fiscal year 2021	$1,095
Fiscal year 2022	1,493
Fiscal year 2023	1,549
Fiscal year 2024	1,374
Fiscal year 2025	1,081
Thereafter	882
Total undiscounted cash flows	7,474
(Less imputed interest)	(1,038)
Present value of lease liabilities	$6,436

        The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

        Associated with this financial liability, the Company has recorded a right-of-use asset of $4,176, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above ranges from 5.50% to 6.75% and the weighted-average remaining lease term is 5.06 years.

8. Intangible Assets
The components of intangible assets at June 30, 2020 and March 31, 2020 were as follows:

	As of June 30, 2020
	(Unaudited)
	Cost	Accumulated Amortization	Net
Developed Technology	$7,926	$(5,941)	$1,985
Customer relationships	46,971	(5,745)	41,226
Total	$54,897	$(11,686)	$43,211

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Developed Technology	$7,926	$(5,861)	$2,065
Customer relationships	46,971	(5,154)	41,817
Total	$54,897	$(11,015)	$43,882
The Company recorded amortization expense of $670 during the three months ended June 30, 2020 and $0 during the three months ended June 30, 2019. Amortization expense for the three months ended June 30, 2020 is a component of general and administrative operating expenses on the Statements of Operations and Comprehensive Income / (Loss). The determination of the expense category for amortization of intangible assets is determined by capitalization under ASC 350, Intangibles - Goodwill and Other, or ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. ASC 350 leads to accounting for amortization of intangible assets under operating expenses, while ASC 985-20 leads to accounting for amortization of intangible assets under other direct costs of revenues.
Based on the amortizable intangible assets as of June 30, 2020, the Company expects future amortization expense to be approximately $2,681 per year over the next five fiscal years and $29,811 in residual expense thereafter.
9. Debt
Senior Secured Credit Facility
On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total revolving credit facility.
On May 22, 2019, the Company amended its existing Credit Agreement with the Bank, to extend the term of the agreement to May 22, 2021, to increase the maximum available revolving credit and to modify the covenants as detailed below. The Credit Agreement, as amended, provided for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.
The amounts advanced under the Credit Agreement, as amended, accrued interest at prime, as published in the Wall Street Journal, plus 0.50%, subject to a 6.00% floor. The Credit Agreement contained customary covenants, representations, indemnities, and events of default.The obligations under the Credit Agreement were secured by a perfected first-position security interest in all assets of the Company and its subsidiaries. Two of the Company’s subsidiaries, Digital Turbine USA and Digital Turbine Media, were additional co-borrowers.
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT Media and DT USA are also additional co-borrowers under the New Credit Agreement.

The term loan must be repaid on a quarterly basis, beginning in July 2020, until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio. A description of this ratio is incorporated by reference to the exhibits of the Company's current Form 10-K filed with the SEC for the year ended March 31, 2020.
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
The description of the New Credit Agreement provided herein is qualified by reference to the New Credit Agreement, which is incorporated by reference to the Company's current Form 10-K filed with the SEC for the year ended March 31, 2020.
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
In connection with the Company entering into the New Credit Agreement with the Bank, on February 28, 2020, the Company and the Bank terminated the existing Credit Agreement, which was the previous revolving credit facility of the Company.
At June 30, 2020, there was $20,000 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under the revolving line of credit.
The Company was in compliance with all covenants of the New Credit Agreement as of June 30, 2020.
Interest Income / (Expense)
The Company recorded $(306) of interest income / (expense), net, during the three months ended June 30, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $18 of interest income / (expense) during the three months ended June 30, 2019. This is comprised of interest income earned on cash balances.

10. Fair Value Measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Under ASC 820, a fair value measurement of a nonfinancial asset considers a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. Therefore, fair value is a market-based measurement and not an entity-specific measurement. It is determined based on assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.
As of June 30, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Financial Liabilities
Estimated Earn-out related to the purchase of Mobile Posse	$—	—	16,956	$16,956
Long-term debt less unamortized debt issuance costs	—	18,020	—	18,020
Total	—	18,020	16,956	34,976

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
The 2011 Plan reserves 20,000,000 shares for issuance, of which 4,616,534 and 6,366,088 remained available for future grants as of June 30, 2020 and March 31, 2020, respectively. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 1,740,768 shares, 96,954 shares, and 105,740 shares, respectively.

Restricted Stock Units

        Awards of restricted stock units ("RSUs") may be either grants of time-based restricted units or performance-based restricted units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for RSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each period.
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
In May 2020, the Company issued 105,740 RSUs to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $700.
With respect to RSUs, the Company expensed $68 during the three months ended June 30, 2020 and $16 during the three months ended June 30, 2019. Remaining unamortized expense, with respect to RSUs, is $1,086 as of June 30, 2020.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of March 31, 2020	274,147	$2.54
Granted	109,034	6.42
Vested	(32,145)	2.98
Cancelled	—	—
Unvested restricted units outstanding as of June 30, 2020	351,036	$3.70
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
Stock Option Activity
The following table summarizes stock option activity for the Stock Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2020	8,984,430	$2.75	7.17	$16,517
Granted	1,740,768	5.30
Forfeited / Cancelled	(96,954)	5.41
Exercised	(224,012)	1.96
Options Outstanding, June 30, 2020	10,404,232	3.17	7.39	97,784
Vested and expected to vest (net of estimated forfeitures) at June 30, 2020 (a)	9,030,673	2.94	7.12	86,949
Exercisable, June 30, 2020	5,692,383	$2.36	6.15	$58,113
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on June 30, 2020 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on June 30, 2020. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at June 30, 2020 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.51 - 1.00	1,498,780	$0.73	6.39	811,494	$0.74
$1.01 - 1.50	1,743,840	$1.29	6.05	1,692,338	$1.29
$1.51 - 2.00	940,408	$1.67	7.78	633,534	$1.66
$2.01 - 2.50	519,417	$2.24	7.73	317,016	$2.21
$2.51 - 3.00	535,958	$2.59	3.80	535,958	$2.59
$3.51 - 4.00	1,738,928	$3.89	7.56	915,553	$3.91
$4.01 - 4.50	475,000	$4.13	4.25	475,000	$4.13
$4.51 - 5.00	60,000	$4.65	2.70	60,000	$4.65
$5.01 and over	2,891,901	$5.71	9.57	251,490	$5.94
	10,404,232	3.17	7.39	5,692,383	2.36
Other information pertaining to stock options for the Stock Plans for the three months ended June 30, 2020 and 2019, as stated in the table below, is as follows:

	June 30,
	2020	2019
Total fair value of options vested	$1,305	$394
Total intrinsic value of options exercised (a)	$1,717	$1,925
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the three months ended June 30, 2020 and 2019.
During the three months ended June 30, 2020 and 2019, the Company granted options to purchase 1,740,768 and 1,411,750 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $5.30 and $3.86, respectively.
At June 30, 2020 and 2019, there was $7,658 and $3,472 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.42 and 2.37 years, respectively.
Valuation of Awards
        For stock options granted under Digital Turbine’s Stock Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the three months ended June 30, 2020 are presented below.

June 30, 2020
Risk-free interest rate	0.30% to 0.65%
Expected life of the options	5.02 to 9.89 years
Expected volatility	64% to 64%
Expected dividend yield	—%
Expected forfeitures	29% to 29%

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
Total stock compensation expense for the Company’s Stock Plan for the three months ended June 30, 2020, which includes both stock options and restricted stock, was $1,611. Total stock compensation expense for the Company’s Stock Plans for the three months ended June 30, 2019, which includes both stock options and restricted stock, was $682. Please refer to Note 11. "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the three months ended June 30, 2020, the Company issued 224,012 shares of common stock for the exercise of employee options.
The following table provides activity for warrants issued and outstanding during the three months ended June 30, 2020:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2020	25,000	$2.04
Issued	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of June 30, 2020	25,000	$2.04
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

In August 2019, the Company issued 75,494 restricted shares to its Board of Directors for their next annual service period. The shares vest quarterly over one year. The fair value of the shares on the date of issuance was $421.

With respect to time condition RSAs, the Company expensed $105 during the three months ended June 30, 2020 and $106 during the three months ended June 30, 2019.
The following is a summary of restricted stock awards and activities for all vesting conditions for the three months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2020	37,746	$5.58
Granted	—	—
Vested	(18,873)	5.58
Unvested restricted stock outstanding as of June 30, 2020	18,873	$5.58
All restricted shares, vested and unvested, cancelable and not cancelled, have been included in the outstanding shares as of June 30, 2020.
At June 30, 2020, there was $35 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.08 years.
13. Net Income / (Loss) Per Share
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
The following table sets forth the computation of net income / (loss) from continuing operations, net of taxes, per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2020	2019
Income / (loss) from continuing operations, net of taxes	$9,940	$(1,671)
Weighted-average common shares outstanding, basic	87,386	81,814
Basic net income / (loss) per common share	$0.11	$(0.02)
Weighted-average common shares outstanding, diluted	93,108	81,814
Diluted net income / (loss) per common share	0.11	(0.02)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	6,844

14. Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three months ended June 30, 2020, a tax provision of $376 resulted in an effective tax rate of 3.6%. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three months ended June 30, 2019, a tax benefit of $107 resulted in an effective tax rate of 6.0%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
15. Commitments and Contingencies

Contingent Earn-Out Considerations

The Acquisition includes a contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments to be made using a probability-weighted discounted cash flow model for probabilities of possible future payments. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note "Fair Value Measurements".

The Company reviews the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in forecasts. Should actual results of the acquired business increase or decrease as compared to the estimates and assumptions used, the estimated fair value of the contingent earn-out consideration liability will increase or decrease. Changes in the estimated fair value of the contingent earn-out consideration, as a factor of a change in inputs, would be reflected in the Company's results of operations in the period in which they are identified. The Company believes that the value of the earn-out, based on the evaluation of the performance, is materially accurate as of June 30, 2020.

At June 30, 2020, the estimated contingent earn-out was $16,956 as compared to $23,735 at March 31, 2020. The Company recorded a decrease to the estimated contingent earn-out liabilities of $6,779 for the three months ended June 30, 2020. The changes in the estimated earn-out reflect actual cash payments for contingent earn-out consideration during the three months ended June 30, 2020 and have had no impact on the consolidated statement of operations.

16. Geographic Information
        The following table sets forth geographic information on our net revenues for the three months ended June 30, 2020 and 2019. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended June 30,
	2020	2019
	(Unaudited)
Net revenues
United States and Canada	$38,240	$21,355
Europe, Middle East, and Africa	15,355	7,095
Asia Pacific and China	5,211	1,902
Mexico, Central America, and South America	206	201
Consolidated net revenues	$59,012	$30,553
17. Subsequent Event
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
        Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through June 30, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers ("OEMs"), and has delivered more than 3.9 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (which refers to operators and OEMs) and the reportable segment Advertising.
        As the Company's suite of product offerings expands, both organically and through acquisition, we believe that this renaming of our reporting and operating segment better reflects the way management views the business. There are no changes or historical differences to product offerings and financial information that were referred to as the Advertising segment in prior periods. While advertising, in general, remains a focus of our Media Distribution segment, we feel that this change in name more accurately conveys to the reader what we do for our customers and partners.

        The Company's Media Distribution business consists of products and services that simplify the discovery and delivery of mobile application and content media for consumers.

•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using the developed technology to streamline, track and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs and devices.

•Content Media represents the portion of the business where our platform presents news, weather, sports and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with carrier networks and OEMs. Content Media optimizes revenue by a combination of:

◦Programmatic Ad Partner Revenue – advertising within the content media that’s sold on an ad exchange, at a market rate (CPM - Cost Per Thousand),
◦Sponsored Content – sponsored content media from 3rd party content providers – presented similar to an ad – that is monetized when a recommended story is viewed (CPC – Cost Per Click)
◦Editorial Content – owned or licensed media – presented similar to an ad – that is monetized when the media is clicked on (CPC - Cost Per Click).
        With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Arlington, Virginia; São Paulo, Brazil; Mexico City, Mexico; Mumbai, India; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide. For additional information, please visit www.digitalturbine.com.
Recent Developments
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453. As of June 30, 2020, $6,779 of the estimated $23,735 had been paid to the seller.

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
        DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole reporting segment (which is now Media Distribution).
        These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
Discontinued Operations
        As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Advertising reporting segment are reported as “Loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" in the Consolidated Financial Statements in Item 1 of this Quarterly Report. The Company has recast prior period amounts presented within this report to provide visibility and comparability.
Results of Operations
        All discussions in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions, the Media Distribution business.

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2020	2019	% of Change
	(in thousands, except per share amounts)
Net revenues	$59,012	$30,553	93.1%
License fees and revenue share	32,300	18,275	76.7%
Other direct costs of revenues	560	278	101.4%
Gross profit	26,152	12,000	117.9%
Total operating expenses	15,530	8,960	73.3%
Income from operations	10,622	3,040	249.4%
Interest income / (expense), net	(306)	18	(1,800.0)%
Change in fair value of warrant liability	—	(5,226)	(100.0)%
Other income / (expense)	—	390	(100.0)%
Income / (loss) from continuing operations before income taxes	10,316	(1,778)	(680.2)%
Income tax provision / (benefit)	376	(107)	(451.4)%
Income / (loss) from continuing operations, net of taxes	9,940	(1,671)	(694.9)%
Net income / (loss)	$9,940	$(1,819)	(646.5)%
Basic net income / (loss) per common share	$0.11	$(0.02)	(650.0)%
Weighted-average common shares outstanding, basic	87,386	81,814	6.8%
Diluted net income / (loss) per common share	$0.11	$(0.02)	(650.0)%
Weighted-average common shares outstanding, diluted	93,108	81,814	13.8%
Comparison of the three months ended June 30, 2020 and 2019
Net revenues
During the three months ended June 30, 2020, there was an approximately $28,459 or 93.1% increase in overall revenue as compared to the three months ended June 30, 2019.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three months ended June 30, 2020 and 2019,the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Application media revenue totaled $44,233 in the quarter, while content media revenue totaled $14,779. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. This increase in net revenues was attributable to increased demand for our core services, which led to higher CPI and CPP revenue per available placement, and which was driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three months ended June 30, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three months ended June 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., and GSN Games, Inc. represented 18.5% and 11.7% of net revenues, respectively.
With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three months ended June 30, 2020, Verizon Wireless, a carrier partner, generated 20.5%, AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 23.2%, T-Mobile US Inc., including Sprint and other subsidiaries, generated 21.8%, and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 11.4% of our net revenues. During the three months ended June 30, 2019, Verizon

Wireless, a carrier partner, generated 42.1% and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 32.8%, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects.
Gross margin

	Three months ended June 30,
	2020	2019	% of Change
	(in thousands)
Gross margin $	$26,152	$12,000	117.9%
Gross margin %	44.3%	39.3%	12.7%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $26,152 or 44.3% of net revenues for the three months ended June 30, 2020 versus approximately $12,000 or 39.3% of net revenues for the three months ended June 30, 2019. The increase in gross margin over the comparative periods of $14,152 or 117.9%. Of the increase in gross margin dollars, application media delivery drove approximately $6,826 of the period over period increase, while content media delivery contributed the remaining $6,826 of the increase. The increase was primarily attributable to an increased yield from an improved mix of partner diversification and non-dynamic application media install revenue on our Media Distribution platform, and from a full quarter of accretive gross margin contribution from content media distribution, the Acquistion, as compared to prior period.
Operating expenses

	Three months ended June 30,
	2020	2019	% of Change
	(in thousands)
Product development	$4,408	$2,794	57.8%
Sales and marketing	4,318	2,278	89.6%
General and administrative	6,804	3,888	75.0%
Total operating expenses	$15,530	$8,960	73.3%
Total operating expenses for the three months ended June 30, 2020 were approximately $15,530 and for the three months ended June 30, 2019 were approximately $8,960, an increase of approximately $6,570 or 73.3% over the comparative periods. This change was a result of continued growth including the acquisition of Mobile Posse. Company-wide cost control measures show the Company's ability to scale revenue at a greater rate than operating expense.
        Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three months ended June 30, 2020 were approximately $4,408 and for the three months ended June 30, 2019 were approximately $2,794 , an increase of approximately $1,614 or 57.8% over the comparative period. The increase in product development expenses over the comparative three-month period was primarily attributable to increased product development headcount and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three months ended June 30, 2020 were approximately $4,318 and for the three months ended June 30, 2019 were approximately $2,278, an increase of approximately $2,040 or 89.6% over the comparative period. The increase in sales and marketing expenses over the comparative period was primarily attributable to the addition of new personnel in existing markets related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.

General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three months ended June 30, 2020 were approximately $6,804 and for the three months ended June 30, 2019 were approximately $3,888, an increase of approximately $2,916 or 75.0% over the comparative period. The increase over the comparative periods was primarily attributable to employee-related expenses as a function of higher headcount, increased stock option expense, increase in depreciation and amortization related to capitalized internal-use software, and continued growth including the acquisition of Mobile Posse.
Interest and other income / (expense), net

	Three months ended June 30,
	2020	2019	% of Change
	(in thousands)
Interest income / (expense), net	$(306)	$18	(1,800.0)%
Change in fair value of warrant liability	—	(5,226)	100.0%
Other income / (expense)	—	390	(100.0)%
Total interest and other income / (expense), net	$(306)	$(4,818)	93.6%
Total interest and other income / (expense), net, for the three months ended June 30, 2020 was approximately $(306) and for the three months ended June 30, 2019 was approximately $(4,818), a decrease in interest and other income / (expense), net, of approximately $4,512 or 93.6% over the comparative period. The decrease in other income / (expense), net, over the comparative period was primarily attributable to the change in fair value of warrant liability due to the conversion of all warrants during fiscal year 2020. Interest and other income / (expense), net, includes net interest income / (expense), change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest income / (expense), net
The Company recorded $(306) of interest income / (expense), net, during the three months ended June 30, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $18 of interest income / (expense) during the three months ended June 30, 2019. This is comprised of interest income earned on cash balances.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of June 30, 2020, we had cash totaling approximately $18,723 and $5,000 available to draw on the New Credit Agreement.

Cash Flow Summary

	Three months ended June 30,
	2020	2019	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities - continuing operations	$6,012	$5,044	19.2%
Acquisition of Mobile Posse	(7,232)	—	(100.0)%
Capital expenditures	(2,011)	(783)	(156.8)%
Options and warrants exercised	437	1,199	(63.6)%
Effect of exchange rate changes on cash	(142)	98	(244.9)%

Operating Activities
During the three months ended June 30, 2020 and 2019, the Company's net cash provided by operating activities from continuing operations was $6,012 and $5,044, respectively, a positive change of $968 or 19.2%. The increase in net cash provided by operating activities was primarily attributable to the change in working capital accounts over the comparative periods.
During the three months ended June 30, 2020, net cash provided by operating activities from continuing operations was $6,012, resulting from a net income of $9,940 offset by net non-cash expenses of $3,559, which included depreciation and amortization, change in allowance for doubtful accounts, non-cash interest expense, stock-based compensation, and stock-based compensation for services rendered of approximately $1,552, $378, 18, $1,438, and $173, respectively. Net cash provided by operating activities during the three months ended June 30, 2020 was also impacted by the change in net working capital accounts as of June 30, 2020 as compared to March 31, 2020, with a net increase in current liabilities of approximately $2,519 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $10,230 (inclusive of accounts receivable and prepaid expenses and other current assets but excluding cash) over the comparative periods. Lastly, net cash provided by operating activities during the three months ended June 30, 2020 was also impacted by the increase in right-of-use assets of $61, offset by the increase in other non-current liabilities of $163, mainly due to the long-term components of our lease liabilities from our implementation of ASC 842.
Investing Activities
For the three months ended June 30, 2020, net cash used in investing activities was approximately $9,243, which is comprised of capital expenditures related mostly to internally-developed software of $2,011, and additional consideration paid related to working capital adjustments and earn-out payments in connection with our acquisition of Mobile Posse of $7,232. For the three months ended June 30, 2019, net cash used in investing activities was approximately $783 which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the three months ended June 30, 2020, net cash provided by financing activities was approximately $437, comprised of proceeds from the exercise of stock options. For the three months ended June 30, 2019, net cash provided by financing activities was approximately $1,199, comprised of proceeds from the exercise of stock options and warrants.
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
On May 22, 2019, the Company amended its existing Credit Agreement with the Bank, to extend the term of the agreement to May 22, 2021, to increase the maximum available revolving credit and to modify the covenants as detailed below. The Credit Agreement, as amended, provided for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.
The amounts advanced under the Credit Agreement, as amended, accrued interest at prime, as published in the Wall Street Journal, plus 0.50%, subject to a 6.00% floor. The Credit Agreement contained customary covenants, representations, indemnities, and events of default.The obligations under the Credit Agreement were secured by a perfected first-position security interest in all assets of the Company and its subsidiaries. Two of the Company’s subsidiaries, DT USA and DT Media, were additional co-borrowers.
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT Media and DT USA are also additional co-borrowers under the New Credit Agreement.

The term loan must be repaid on a quarterly basis, beginning in July 2020, until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio. A description of this ratio is incorporated by reference to the exhibits of the Company's current Form 10-K filed with the SEC.
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
The description of the New Credit Agreement provided herein is qualified by reference to the New Credit Agreement, which is incorporated by reference to the Company's current Form 10-K filed with the SEC for the year ended March 31, 2020.
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
At June 30, 2020, there was $20,000 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under its revolving credit facility.
The Company was in compliance with all covenants of the New Credit Agreement as of June 30, 2020.
Earn-Out Payment Obligation under Mobile Posse Stock Purchase Agreement
        On February 28, 2020, DT Media, a wholly-owned subsidiary of the Company, completed the acquisition of Mobile Posse pursuant to a Stock Purchase Agreement with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equityholders of ACME. DT Media acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (which was subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve month period (the “Earn-Out Period”) following the closing of the acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Of this amount, $6,779 has been paid to the sellers and an estimated $16,956 remains on the balance sheet. Under the terms of the earn-out, over the Earn-Out Period, Digital Media will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid every three months with a true-up calculation and payment after the first nine months of the Earn-Out Period. The earn-out amounts are determined based on the actual results of operations of Mobile Posse and therefore cannot be determined at March 31, 2020. Accordingly, no amounts associated with this earn-out payment obligation are included in the table of Contractual Cash Obligations below.

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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None.
Item 1A. Risk Factors
        The Company is not aware of any material changes from the risk factors set forth under “Risk Factors” in its Annual Report on Form 10-K for the year ended March 31, 2020.
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
Dated: August 5, 2020
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: August 5, 2020
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)