Form 10-Q
period 2020-09-30
Digital Turbine, Inc.
filed 2020-10-29
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 22, 2020, the Company had  88,697,103 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$32,967	$21,534
Restricted cash	—	125
Accounts receivable, net of allowances of $4,656 and $4,059, respectively	46,273	33,135
Prepaid expenses and other current assets	2,016	3,653
Total current assets	81,256	58,447
Property and equipment, net	10,458	8,183
Right-of-use assets	3,993	4,237
Intangible assets, net	42,541	43,882
Goodwill	70,452	69,262
TOTAL ASSETS	$208,700	$184,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt, net of issuance costs of $62 and $62, respectively	$1,938	$1,188
Accounts payable	36,355	$31,579
Accrued license fees and revenue share	22,200	19,423
Accrued compensation	5,536	4,311
Accrued earn-out	18,412	23,735
Other current liabilities	6,581	2,573
Total current liabilities	91,022	82,809
Long-term debt, net of issuance costs of $214 and $245, respectively	17,536	18,505
Other non-current liabilities	4,910	5,243
Total liabilities	113,468	106,557
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 89,431,559 issued and 88,697,103 outstanding at September 30, 2020; 88,041,240 issued and 87,306,784 outstanding at March 31, 2020	10	10
Additional paid-in capital	367,876	360,224
Treasury stock (754,599 shares at September 30, 2020 and March 31, 2020)	(71)	(71)
Accumulated other comprehensive loss	(778)	(591)
Accumulated deficit	(271,905)	(282,218)
Total stockholders' equity	95,232	77,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$208,700	$184,011
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net revenues	$70,893	$32,795	$129,905	$63,348
Cost of revenues
License fees and revenue share	40,532	20,146	72,832	38,421
Other direct costs of revenues	662	344	1,222	622
Total cost of revenues	41,194	20,490	74,054	39,043
Gross profit	29,699	12,305	55,851	24,305
Operating expenses
Product development	4,217	2,735	8,625	5,529
Sales and marketing	4,835	2,441	9,153	4,719
General and administrative	8,531	4,014	15,335	7,902
Total operating expenses	17,583	9,190	33,113	18,150
Income from operations	12,116	3,115	22,738	6,155
Interest and other income / (expense), net
Interest income / (expense), net	(287)	41	(593)	59
Change in fair value of warrant liability	—	(4,505)	—	(9,731)
Change in estimated contingent consideration	(10,757)	—	(10,757)	—
Other income / (expense)	(38)	84	(38)	474
Total interest and other income / (expense), net	(11,082)	(4,380)	(11,388)	(9,198)
Income / (loss) from continuing operations before income taxes	1,034	(1,265)	11,350	(3,043)
Income tax provision / (benefit)	661	72	1,037	(35)
Income / (loss) from continuing operations, net of taxes	373	(1,337)	10,313	(3,008)
Income / (loss) from discontinued operations	—	(88)	—	(236)
Net income / (loss) from discontinued operations, net of taxes	—	(88)	—	(236)
Net income / (loss)	$373	$(1,425)	$10,313	$(3,244)
Other comprehensive income / (loss)
Foreign currency translation adjustment	(45)	(418)	(187)	(320)
Comprehensive income / (loss)	$328	$(1,843)	$10,126	$(3,564)
Basic net income / (loss) per common share
Continuing operations	$—	$(0.02)	$0.11	$(0.04)
Discontinued operations	—	—	—	—
Net income / (loss)	$—	$(0.02)	$0.11	$(0.04)
Weighted-average common shares outstanding, basic	88,035	83,909	87,712	82,860
Diluted net income / (loss) per common share
Continuing operations	$—	$(0.02)	$0.11	$(0.04)
Discontinued operations	—	—	—	—
Net income / (loss)	$—	$(0.02)	$0.11	$(0.04)
Weighted-average common shares outstanding, diluted	96,057	83,909	94,988	82,860
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$10,313	$(3,008)
Adjustments to reconcile net income / (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,241	944
Loss on disposal of fixed assets	—	8
Provision for doubtful accounts	597	158
Non-cash interest expense	36	—
Stock-based compensation	3,668	1,300
Stock-based compensation for services rendered	458	297
Change in fair value of warrant liability	—	9,731
Change in estimated contingent consideration	10,757	—
(Increase) / decrease in assets:
Accounts receivable	(13,735)	(2,754)
Deferred tax assets	—	33
Prepaid expenses and other current assets	1,637	(86)
Right-of-use assets	244	(2,133)
Increase / (decrease) in liabilities:
Accounts payable	4,776	7,401
Accrued license fees and revenue share	2,777	(4,575)
Accrued compensation	1,225	(34)
Other current liabilities	4,005	2,554
Other non-current liabilities	(333)	1,928
Net cash provided by operating activities - continuing operations	29,666	11,764
Net cash used in operating activities - discontinued operations	—	(192)
Net cash provided by operating activities	29,666	11,572

Cash flows from investing activities
Acquisition of Mobile Posse	(7,968)	—
Capital expenditures	(4,177)	(1,805)
Net cash used in investing activities	(12,145)	(1,805)

Cash flows from financing activities
Payment of contingent consideration	(9,302)	—
Options and warrants exercised	3,526	4,813
Repayment of debt obligations	(250)	—
Net cash (used in) / provided by financing activities	(6,026)	4,813

Effect of exchange rate changes on cash	(187)	(320)

Net change in cash	11,308	14,260

Cash and restricted cash, beginning of period	21,659	11,059

Cash and restricted cash, end of period	$32,967	$25,319

Supplemental disclosure of cash flow information
Interest paid	$571	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	(142)
Stock-based compensation	—	—	—	—	—	—	1,438	—	—	1,438
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	173
Options exercised	224,012	—	—	—	—	—	437	—	—	437
Balance at June 30, 2020	87,530,796	$10	100,000	$100	754,599	$(71)	$362,272	$(733)	$(272,278)	$89,300
Net income	—	—	—	—	—	—	—	—	373	373
Foreign currency translation	—	—	—	—	—	—	—	(45)	—	(45)
Stock-based compensation	61,553	—	—	—	—	—	2,230	—	—	2,230
Stock-based compensation for services rendered	45,110	—	—	—	—	—	285	—	—	285
Options exercised	1,059,644	—	—	—	—	—	3,089	—	—	3,089
Balance at September 30, 2020	88,697,103	$10	100,000	$100	754,599	$(71)	$367,876	$(778)	$(271,905)	$95,232
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
September 30, 2020
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through September 30, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers (" OEMs"), and has delivered more than 4 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (operators and OEMs) and the reportable segment Advertising.
As the Company's suite of product offerings expands, both organically and through acquisitions, we believe that this renaming of our reporting and operating segment better reflects the way management views the business. There are no changes or historical differences to product offerings and financial information that were referred to as the Advertising segment in prior periods. While advertising, in general, remains a focus of our Media Distribution segment, we feel that this change in name more accurately conveys to the reader what we do for our customers and partners.
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
    On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453, which was reflected on the balance sheet as an increase in goodwill. This changed the initial cash consideration, not inclusive of the earn-out, to $41,953.

During the quarter ended September 30, 2020, $10,757 was added to the previous estimated earn-out of $23,735. Of the amounts recorded and accrued for the earn-out related to the Acquisition, $16,080 has been paid to ACME, and $18,412 remains accrued as of September 30, 2020. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out. As of September 30, 2020, estimated total consideration, inclusive of estimated remaining earn-out, for the Acquisition is $76,445, of which $58,033 has been paid and $18,412 remains accrued. The actual remaining earn-out payments are subject to continued performance of the Acquisition, and are subject to re-valuation prior to the final settlement based on final actual results and calculations in March 2021.
During the quarter ended September 30, 2020 an adjustment to increase goodwill in the amount of $736 was made to reclassify the impact of a change in assumptions related to deferred tax assets previously booked as a component of purchase accounting for the Acquisition.
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
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), and Mobile Posse Inc. We refer to all of the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been cash from operations, issuance of common stock, preferred stock, and debt. As of September 30, 2020, we had cash totaling approximately $32,967.

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
On February 28, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with the Bank, which provides for (1) a term loan of $20,000, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5,000 to be used for working capital purposes. DT USA and DT Media are additional co-borrowers under the New Credit Agreement. The term loan must be repaid on a quarterly basis which began on July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $250 to $1,250 over the term of the term loan. In addition, the Company must, following each fiscal year-end, make principal repayments equal to a percentage of its excess cash flow (as defined under the New Credit Agreement) for the fiscal year, which percentage is determined based on the Company’s total funded debt to consolidated adjusted EBITDA ratio. The revolving line of credit matures on February 28, 2025.
    In connection with the Company entering into the New Credit Agreement with the Bank on February 28, 2020, the Company and the Bank terminated the Credit Agreement, which was the previous revolving credit facility of the Company.
    As of September 30, 2020, the Company's principal amount outstanding under the New Credit Agreement was $19,750, and no amount was drawn on the $5,000 revolving line of credit. Please refer to the "Debt" footnote for more detail.

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
During the evaluation by management of the Company’s financial position, factors such as working capital, current market capitalization, enterprise value, and the fiscal year 2021 operating plan of the Company were considered when determining the ability of the Company to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. Based on the year-over-year revenue and gross margin increases, coupled with the Company’s management of operating expenses and access to debt, management has determined that when considering all relevant quantitative and qualitative factors, the Company appears to have sufficient cash and capital resources to continue to operate its business for at least twelve months from the filing date of this quarterly report on Form 10-Q.
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
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the SEC in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at September 30, 2020, the results of their operations and corresponding comprehensive income / (loss) for the three and six months ended September 30, 2020 and 2019, and their cash flows for the six months ended September 30, 2020 and 2019. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of September 30, 2020, one major customer represented approximately 13.1% of the Company’s net accounts receivable balance. As of March 31, 2020, two major customers represented 11.6% and 11.5% of the Company's net accounts receivable balance.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and six months ended September 30, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three and six months ended September 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 20.6% and 19.6%, respectively; and GSN Games, Inc. represented 10.1% and 10.9%, respectively, of net revenues.

With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three and six months ended September 30, 2020, Verizon Wireless, a carrier partner, generated 19.6% and 20.0%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 23.4% and 23.2%, respectively; T-Mobile US Inc., including Sprint and other subsidiaries, generated 26.4% and 24.5%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 9.6% and 10.5%, respectively, of our net revenues. During the three and six months ended September 30, 2019, Verizon Wireless, a carrier partner, generated 43.3% and 43.5%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 31.4% and 32.7%, respectively, of our net revenues.
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
    In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company determined that the estimated earn-out from the Pay Purchaser was $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction was $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. As of September 30, 2020, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. We have determined that the amounts recorded are more likely than not to be uncollectible due to disputes surrounding the content delivered. Furthermore, the related payables would also be contractually withheld unless payment is received at a later date. At this time, the Company has reserved for all balances remaining, both receivables and payables, related to the discontinued operations of the Pay business. The total impact to the Company if all of the remaining receivables and payables are subsequently collected and paid is immaterial. These fully reserved assets and liabilities remain on our books as of September 30, 2020.

    DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole reporting segment (which is now Media Distribution). No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations and Comprehensive Loss for the year ended March 31, 2019.
    These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
    No assets or liabilities were held for disposal as of September 30, 2020 or March 31, 2020.
The following table summarizes the financial results of our discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss):

Condensed Statements of Operations and Comprehensive Income / (Loss)
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net revenues	$—	$—	$—	$—
Total cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Product development	—	29	—	62
Sales and marketing	—	—	—	—
General and administrative	—	23	—	85
Loss from operations	—	(52)	—	(147)
Interest and other income / (expense), net	—	(36)	—	(89)
Loss from discontinued operations before income taxes	—	(88)	—	(236)
Loss from discontinued operations, net of taxes	—	(88)	—	(236)
Comprehensive loss	$—	$(88)	$—	$(236)
Basic and diluted net loss per common share	$—	$—	$—	$—
Weighted-average common shares outstanding, basic and diluted	—	83,909	—	82,860

    The following table provides reconciling cash flow information for our discontinued operations:

	Six months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$—	$(236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	19
Change in allowance for doubtful accounts	—	(99)
Loss on disposal of fixed assets	—	104
(Increase) / decrease in assets:
Accounts receivable	—	510
Increase / (decrease) in liabilities:
Accounts payable	—	(289)
Accrued license fees and revenue share	—	(84)
Accrued compensation	—	(32)
Other current liabilities	—	(85)
Cash used in operating activities	—	(192)

Effect of exchange rate changes on cash and cash equivalents	—	—

Cash used in discontinued operations	$—	$(192)
5.    Accounts Receivable

	September 30, 2020	March 31, 2020
	(Unaudited)
Billed	$25,352	$18,927
Unbilled	25,577	18,267
Allowance for doubtful accounts	(4,656)	(4,059)
Accounts receivable, net	$46,273	$33,135
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Unbilled accounts receivable represents revenue recognized but billed after period end. All unbilled receivables as of September 30, 2020 and March 31, 2020 are expected to be billed and collected (subject to the reserve for allowance for doubtful accounts) within twelve months.
The Company recorded $136 and $228 of bad debt expense during the three and six months ended September 30, 2020 , and $74 and $128 of bad debt expense during the three and six months ended September 30, 2019.

6.    Property and Equipment

	September 30, 2020	March 31, 2020
	(Unaudited)
Computer-related equipment	$2,005	$1,953
Developed software	13,778	9,696
Furniture and fixtures	675	681
Leasehold improvements	2,147	2,099
Property and equipment, gross	18,605	14,429
Accumulated depreciation	(8,147)	(6,246)
Property and equipment, net	$10,458	$8,183
Depreciation expense was $1,018 and $1,900 for the three and six months ended September 30, 2020, respectively, and $482 and $944 for the three and six months ended September 30, 2019, respectively. Depreciation expense for the three and six months ended September 30, 2020 includes $356 and $678, respectively, related to internal-use assets included in general and administrative expense and $662 and $1,222, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2019 includes $138 and $323, respectively, related to internal-use assets included in general and administrative expense and $344 and $621, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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
    Schedule, by fiscal year, of maturities of lease liabilities as of:

September 30, 2020
(Unaudited)
Remainder of fiscal year 2021	$731
Fiscal year 2022	1,493
Fiscal year 2023	1,549
Fiscal year 2024	1,374
Fiscal year 2025	1,081
Thereafter	882
Total undiscounted cash flows	7,110
(Less imputed interest)	(945)
Present value of lease liabilities	$6,165

    The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

    Associated with this financial liability, the Company has recorded a right-of-use asset of $3,993, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above ranges from 5.50% to 6.75% and the weighted-average remaining lease term is 4.82 years.

8.    Intangible Assets
The components of intangible assets at September 30, 2020 and March 31, 2020 were as follows:

	As of September 30, 2020
	(Unaudited)
	Cost	Accumulated Amortization	Net
Developed technology	$7,926	$(6,021)	$1,905
Customer relationships	46,971	(6,335)	40,636
Total	$54,897	$(12,356)	$42,541

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Developed technology	$7,926	$(5,861)	$2,065
Customer relationships	46,971	(5,154)	41,817
Total	$54,897	$(11,015)	$43,882
The Company recorded amortization expense of $670 and $1,341, respectively, during the three and six months ended September 30, 2020 and $0 during the three and six months ended September 30, 2019. Amortization expense for the three and six months ended September 30, 2020 is a component of general and administrative operating expenses in the Statements of Operations and Comprehensive Income / (Loss). The determination of the expense category for amortization of intangible assets is determined by capitalization under ASC 350, Intangibles - Goodwill and Other, or ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. ASC 350 leads to accounting for amortization of intangible assets under operating expenses, while ASC 985-20 leads to accounting for amortization of intangible assets under other direct costs of revenues.
Based on the amortizable intangible assets as of September 30, 2020, the Company expects future amortization expense to be approximately $2,681 per year over the next five fiscal years and $29,141 in residual expense thereafter.
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
At September 30, 2020, there was $19,750 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under the revolving line of credit.
The Company was in compliance with all covenants of the New Credit Agreement as of September 30, 2020.
Interest Income / (Expense)
The Company recorded $(287) and $(593), respectively, of interest income / (expense), net, during the three and six months ended September 30, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $41 and $59, respectively, of interest income / (expense) during the three and six months ended September 30, 2019. This is comprised of interest income earned on cash balances.

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
Under ASC 820, a fair value measurement of a nonfinancial asset considers a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. Therefore, fair value is a market-based measurement and not an entity-specific measurement. It is determined based on assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date. The fair value was measured by applying the present value of the expected contingent payments to be made to a Monte Carlo probability-weighted discounted cash flow model for probabilities of possible future payments.
As of September 30, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, and accounts payable approximates fair value due to the short-term nature of such instruments.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3	As of September 30, 2020
Financial Liabilities
Estimated Earn-out related to the purchase of Mobile Posse	$—	—	18,412	$18,412
Total	—	—	18,412	18,412

The following table provides a reconciliation of the beginning and ending balances for the estimated contingent earn-out liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2020	$23,735
Change in estimated earn-out consideration	10,757
Payment of earn-out consideration	(16,080)
Balance at September 30, 2020	$18,412

11.    Description of Stock Plans
Employee Stock Plan
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock are reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020 and has a term of ten years. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). No awards have been issued under the 2020 Plan as of September 30, 2020.
Previous to the approval of the Plan, stock awards were issued under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."

The 2011 Plan provided for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either ISOs, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQSOs.
The 2011 Plan reserved 20,000,000 shares for issuance, of which 4,452,064 and 6,366,088 remained available as of September 30, 2020 and March 31, 2020, respectively. No future grants will be issued pursuant to the 2011 Plan. The change over the comparative period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 1,902,804 shares, 139,630 shares, and 150,850 shares, respectively.

Restricted Stock Units

    Awards of restricted stock units ("RSUs") may be either grants of time-based restricted units or performance-based restricted units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for RSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each reporting period.
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
In May 2020, the Company issued 109,034 RSUs to its Chief Executive Officer and Chief Financial Officer. The shares vest over three years. The fair value of the shares on the date of issuance was $700.
With respect to RSUs, the Company expensed $145 and $213 during the three and six months ended September 30, 2020, respectively; and $68 and $84 during the three and six months ended September 30, 2019, respectively. Remaining unamortized expense, with respect to RSUs, is $941 expected to be recognized over a weighted-average period of approximately 2.67 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of March 31, 2020	293,525	$2.48
Granted	109,034	6.42
Vested	(61,553)	2.48
Cancelled	—	—
Unvested restricted units outstanding as of September 30, 2020	341,006	$3.74
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

Stock Option Activity
The following table summarizes stock option activity for Digital Turbine's Incentive Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2020	8,984,430	$2.75	7.17	$16,517
Granted	1,902,804	6.04
Forfeited / Cancelled	(139,630)	5.19
Exercised	(1,283,656)	2.74
Options Outstanding, September 30, 2020	9,463,948	3.38	7.30	277,897
Vested and expected to vest (net of estimated forfeitures) at September 30, 2020 (a)	8,299,954	3.09	7.05	246,099
Exercisable, September 30, 2020	5,106,976	$2.40	6.13	$154,943
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on September 30, 2020 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on September 30, 2020. The intrinsic value changes based on changes in the price of the Company's common stock.

Information about options outstanding and exercisable at September 30, 2020 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.51 - 1.00	1,431,764	$0.73	6.19	744,478	$0.74
$1.01 - 1.50	1,467,287	$1.29	5.85	1,433,161	$1.29
$1.51 - 2.00	820,727	$1.67	7.56	577,320	$1.66
$2.01 - 2.50	463,994	$2.25	7.52	297,857	$2.23
$2.51 - 3.00	468,500	$2.58	3.52	468,500	$2.58
$3.51 - 4.00	1,500,665	$3.88	7.59	791,063	$3.89
$4.01 - 4.50	402,000	$4.13	4.05	402,000	$4.13
$4.51 - 5.00	—	$—	0.00	—	$—
$5.01 and over	2,909,011	$6.16	9.39	392,597	$5.82
	9,463,948	3.38	7.30	5,106,976	2.40
Other information pertaining to stock options for Digital Turbine's Incentive Plans for the six months ended September 30, 2020 and 2019, as stated in the table below, is as follows:

	September 30,
	2020	2019
Total fair value of options vested	$3,260	$953
Total intrinsic value of options exercised (a)	$25,776	$6,881
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the six months ended September 30, 2020 and 2019.
During the six months ended September 30, 2020 and 2019, the Company granted options to purchase 1,902,804 and 1,603,750 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $6.04 and $4.07, respectively.
At September 30, 2020 and 2019, there was $8,956 and $3,518 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.25 and 2.26 years, respectively.
Valuation of Awards
    For stock options granted under Digital Turbine's Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the six months ended September 30, 2020 are presented below.

September 30, 2020
Risk-free interest rate	0.21% to 0.68%
Expected life of the options	5.02 to 9.85 years
Expected volatility	64% to 69%
Expected dividend yield	—%
Expected forfeitures	28% to 29%

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
Total stock compensation expense for Digital Turbine's Incentive Plans for the three and six months ended September 30, 2020, which includes both stock options and restricted stock, was $2,515 and $4,126, respectively. Total stock compensation expense for Digital Turbine's Incentive Plans for the three and six months ended September 30, 2019, which includes both stock options and restricted stock, was $915 and $1,597, respectively. Please refer to Note "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the six months ended September 30, 2020, the Company issued 1,283,656 shares of common stock from the exercise of options under Digital Turbine's Incentive Plans.
The following table provides activity for warrants issued and outstanding during the six months ended September 30, 2020:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2020	25,000	$2.04
Issued	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of September 30, 2020	25,000	$2.04
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

In August 2020, the Company issued 45,110 restricted shares to its Board of Directors for their next annual service period. The shares vest quarterly over one year. The fair value of the shares on the date of issuance was $626.
With respect to time condition RSAs, the Company expensed $157 and $262 during the three and six months ended September 30, 2020, respectively; and $107 and $213 during the three and six months ended September 30, 2019, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the six months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2020	37,746	$5.58
Granted	45,110	13.88
Vested	(37,746)	5.58
Unvested restricted stock outstanding as of September 30, 2020	45,110	$13.88
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of September 30, 2020.
At September 30, 2020, there was $522 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.83 years.
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
The following table sets forth the computation of net income / (loss) from continuing operations, net of taxes, per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Income / (loss) from continuing operations, net of taxes	$373	$(1,337)	$10,313	$(3,008)
Weighted-average common shares outstanding, basic	88,035	83,909	87,712	82,860
Basic net income / (loss) per common share	$—	$(0.02)	$0.11	$(0.04)
Weighted-average common shares outstanding, diluted	96,057	83,909	94,988	82,860
Diluted net income / (loss) per common share	—	(0.02)	0.11	(0.04)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	6,893	—	6,170

14.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2020, a tax provision of $661 and $1,037 resulted in an effective tax rate of 63.9% and 9.1%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and six months ended September 30, 2019, a tax provision / (benefit) of $72 and $(35) resulted in an effective tax rate of (5.7)%. and 1.2%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
15.    Commitments and Contingencies

Contingent Earn-Out Considerations

The Acquisition includes contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the balance sheet date at the present value of the expected contingent payments to be made using a Monte Carlo probability-weighted discounted cash flow model for probabilities of possible future payments. Future payments are driven by the continued performance of the the Acquisition through the end of the earn-out period ending February 28, 2021. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note "Fair Value Measurements".

At September 30, 2020, the estimated contingent earn-out was $18,412 as compared to $23,735 at March 31, 2020. The Company recorded cash payments against the estimated contingent earn-out liability of $9,302 and $16,080 for the three and six months ended September 30, 2020, respectively. Furthermore, the Company recorded an adjustment to increase the remaining estimated earn-out by $10,757 to $18,412. The increase in the remaining estimated earn-out is reflected as other income / (expense) on the Consolidated Statements of Operations and Comprehensive Income / (Loss).

The Company reviews the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in forecasts. Should actual results of the acquired business increase or decrease as compared to the estimates and assumptions used, the estimated fair value of the contingent earn-out consideration liability will increase or decrease. Changes in the estimated fair value of the contingent earn-out consideration, as a factor of a change in inputs, would be reflected in the Company's results of operations in the period in which they are identified. The Company believes that the value of the earn-out, based on the evaluation of the performance, is materially accurate as of September 30, 2020.

16.    Geographic Information
    The following table sets forth geographic information on our net revenues for the three and six months ended September 30, 2020 and 2019. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended September 30,
	2020	2019
	(Unaudited)
Net revenues
United States and Canada	$47,118	$22,216
Europe, Middle East, and Africa	17,528	7,829
Asia Pacific and China	5,901	2,504
Mexico, Central America, and South America	346	246
Consolidated net revenues	$70,893	$32,795

	Six months ended September 30,
	2020	2019
	(Unaudited)
Net revenues
United States and Canada	$85,358	$43,571
Europe, Middle East, and Africa	32,883	14,924
Asia Pacific and China	11,112	4,406
Mexico, Central America, and South America	552	447
Consolidated net revenues	$129,905	$63,348
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
Company Overview
    Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through September 30, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers ("OEMs"), and has delivered more than 4 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (which refers to operators and OEMs) and the reportable segment Advertising.
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

•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using the developed technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.

•Content Media represents the portion of the business where our platform presents news, weather, sports, and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with carrier networks and OEMs. Content Media optimizes revenue by a combination of:

◦Programmatic Ad Partner Revenue – advertising within the content media that’s sold on an ad exchange at a market rate (CPM - Cost Per Thousand);
◦Sponsored Content – sponsored content media from 3rd party content providers, presented similarly to an ad, that is monetized when a recommended story is viewed (CPC – Cost Per Click);
◦Editorial Content – owned or licensed media, presented similarly to an ad, that is monetized when the media is clicked on (CPC - Cost Per Click).
    With global headquarters in Austin, Texas and offices in Durham, North Carolina; San Francisco, California; Arlington, Virginia; São Paulo, Brazil; Mexico City, Mexico; Mumbai, India; Singapore; and Tel Aviv, Israel, Digital Turbine’s solutions are available worldwide. For additional information, please visit www.digitalturbine.com.
Recent Developments
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453, which is reflected on the balance sheet as an increase in goodwill. As of September 30, 2020, $10,757 was added to the previous estimated earn-out of $23,735. Of the amounts recorded and accrued related to the Acquisition, $16,080 had been paid to the seller and $18,412 remains accrued as of the balance sheet date. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out.

    On February 28, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Western Alliance Bank (the “Bank”), which provides for (1) a term loan of $20.0 million, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5.0 million to be used for working capital purposes. DT Media and Digital Turbine USA, Inc. (“DT USA”) are additional co-borrowers under the New Credit Agreement. The term loan must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $0.25 million to $1.25 million over the term of the term loan. The revolving line of credit matures on February 28, 2025. No amount was drawn on the revolver as of September 30, 2020. The Company’s Business Finance Agreement, dated May 23, 2017 (the “Credit Agreement”), with the Bank was terminated on February 28, 2020.

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
    The acquisition of Mobile Posse provides an additional platform option, outside of our core platform, to monetize user actions over the life-cycle of a device by delivering media rich advertising content to the end user and providing operators and OEMs with an additional opportunity for revenue streams synergistic with our core platform.
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

•Content Media represents the portion of the business where our platform presents news, weather, sports and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with carrier networks and OEMs. Content Media optimizes revenue by a combination of:

▪Programmatic Ad Partner Revenue – advertising within the content media that’s sold on an ad exchange, at a market rate (CPM - Cost Per Thousand),
▪Sponsored Content – sponsored content media from 3rd party content providers – presented similar to an ad – that is monetized when a recommended story is viewed (CPC – Cost Per Click)
▪Editorial Content – owned or licensed media – presented similar to an ad – that is monetized when the media is clicked on (CPC - Cost Per Click).
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
Discontinued Operations
    As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Media Distribution reporting segment, previously referred to as the Advertising segment, are reported as “Loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" on the prior comparative period Consolidated Financial Statements in Item 1 of this Quarterly Report. The Company has recast prior period amounts presented within this report to provide visibility and comparability.
Results of Operations
    All discussions in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions, the Media Distribution business.

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,			Six months ended September 30,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$70,893	$32,795	116.2%	$129,905	$63,348	105.1%
License fees and revenue share	40,532	20,146	101.2%	72,832	38,421	89.6%
Other direct costs of revenues	662	344	92.4%	1,222	622	96.5%
Gross profit	29,699	12,305	141.4%	55,851	24,305	129.8%
Total operating expenses	17,583	9,190	91.3%	33,113	18,150	82.4%
Income from operations	12,116	3,115	289.0%	22,738	6,155	269.4%
Interest income / (expense), net	(287)	41	(800.0)%	(593)	59	(1,105.1)%
Change in fair value of warrant liability	—	(4,505)	(100.0)%	—	(9,731)	(100.0)%
Other income / (expense)	(38)	84	(145.2)%	(38)	474	(108.0)%
Income / (loss) from continuing operations before income taxes	1,034	(1,265)	(181.7)%	11,350	(3,043)	(473.0)%
Income tax provision / (benefit)	661	72	818.1%	1,037	(35)	(3,062.9)%
Income / (loss) from continuing operations, net of taxes	373	(1,337)	(127.9)%	10,313	(3,008)	(442.9)%
Net income / (loss)	$373	$(1,425)	(126.2)%	$10,313	$(3,244)	(417.9)%
Basic net income / (loss) per common share	$—	$(0.02)	(100.0)%	$0.11	$(0.04)	(375.0)%
Weighted-average common shares outstanding, basic	88,035	83,909	4.9%	87,712	82,860	5.9%
Diluted net income / (loss) per common share	$—	$(0.02)	(100.0)%	$0.11	$(0.04)	(375.0)%
Weighted-average common shares outstanding, diluted	96,057	83,909	14.5%	94,988	82,860	14.6%

Comparison of the three and six months ended September 30, 2020 and 2019
Net revenues
During the three and six months ended September 30, 2020, there was an approximately $38,098 or 116.2% and $66,557 or 105.1% increase in overall revenue, respectively, as compared to the three and six months ended September 30, 2019.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and six months ended September 30, 2020 and 2019, the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Application Media revenue totaled $49,057 and $93,290, respectively, for the three and six months ended September 30, 2020, while Content Media revenue, primarily related to the Acquisition, totaled $21,836 and $36,615, respectively. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. This increase in net revenues was attributable to increased demand for our core services, which led to higher CPI and CPP revenue per available placement, and which was driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and six months ended September 30, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three and six months ended September 30, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 20.6% and 19.6%, respectively; and GSN Games, Inc. represented 10.1% and 10.9%, respectively, of net revenues.
With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three and six months ended September 30, 2020, Verizon Wireless, a carrier partner, generated 19.6% and 20.0%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 23.4% and 23.2%, respectively; T-Mobile US Inc., including Sprint and other subsidiaries, generated 26.4% and 24.5%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 9.6% and 10.5%, respectively, of our net revenues. During the three and six months ended September 30, 2019, Verizon Wireless, a carrier partner, generated 43.3% and 43.5%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 31.4% and 32.7%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects.

Gross margin

	Three months ended September 30,			Six months ended September 30,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Gross margin $	$29,699	$12,305	141.4%	$55,851	$24,305	129.8%
Gross margin %	41.9%	37.5%	11.7%	43.0%	38.4%	12.0%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $29,699 or 41.9% and $55,851 or 43.0% of net revenues, respectively, for the three and six months ended September 30, 2020 versus approximately $12,305 or 37.5% and $24,305 or 38.4% of net revenues, respectively, for the three and six months ended September 30, 2019. The increase in gross margin over the comparative periods was $17,394 or 141.4% and $31,546 or 129.8%, respectively. Of the increase in gross margin dollars, application media delivery drove approximately $7,744 and $14,567, respectively, of the period-over-period increases driven by continued organic expansion of our platform while content media delivery contributed the remaining $9,650 and $16,979, respectively, of the period-over-period increases largely driven from the additional content delivery solutions provided by the Acquisition. The increase was primarily attributable to an increased yield from an improved mix of partner diversification and non-dynamic application media install revenue on our Media Distribution platform and from a full two quarters of accretive gross margin contribution from content media distribution, the Acquisition, as compared to the prior comparative periods.
Operating expenses

	Three months ended September 30,			Six months ended September 30,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Product development	$4,217	$2,735	54.2%	$8,625	$5,529	56.0%
Sales and marketing	4,835	2,441	98.1%	9,153	4,719	94.0%
General and administrative	8,531	4,014	112.5%	15,335	7,902	94.1%
Total operating expenses	$17,583	$9,190	91.3%	$33,113	$18,150	82.4%
Total operating expenses for the three and six months ended September 30, 2020 were approximately $17,583 and $33,113, respectively, and for the three and six months ended September 30, 2019 were approximately $9,190 and $18,150, respectively, an increase of approximately $8,393 or 91.3% and $14,963 or 82.4% over the comparative periods, respectively. This change was a result of continued growth, including the acquisition of Mobile Posse. Company-wide cost control measures show the Company's ability to scale revenue at a greater rate than operating expense.
    Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and six months ended September 30, 2020 were approximately $4,217 and $8,625, respectively, and for the three and six months ended September 30, 2019 were approximately $2,735 and $5,529, respectively, an increase of approximately $1,482 or 54.2% and $3,096 or 56.0%, respectively, over the comparative periods. The increase in product development expenses over the comparative periods was primarily attributable to increased product development headcount, both organic and through the Acquisition, and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and six months ended September 30, 2020 were approximately $4,835 and $9,153, respectively, and for the three and six months ended September 30, 2019 were approximately $2,441 and $4,719, respectively, an increase of approximately $2,394 or 98.1% and $4,434 or 94.0%, respectively, over the comparative periods. The increase in sales and marketing expenses over the comparative periods was primarily attributable to the addition of new personnel in existing markets related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.

General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and six months ended September 30, 2020 were approximately $8,531 and $15,335, respectively, and for the three and six months ended September 30, 2019 were approximately $4,014 and $7,902, respectively, an increase of approximately $4,517 or 112.5% and $7,433 or 94.1%, respectively, over the comparative periods. The increase over the comparative periods was primarily attributable to employee-related expenses as a function of higher headcount, increased stock option expense, increase in depreciation and amortization related to capitalized internal-use software, and continued growth including the acquisition of Mobile Posse.
Interest and other income / (expense), net

	Three months ended September 30,			Six months ended September 30,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Interest income / (expense), net	$(287)	$41	(800.0)%	$(593)	$59	(1,105.1)%
Change in fair value of warrant liability	—	(4,505)	100.0%	—	(9,731)	100.0%
Other income / (expense)	(38)	84	(145.2)%	(38)	474	(108.0)%
Total interest and other income / (expense), net	$(325)	$(4,380)	92.6%	$(631)	$(9,198)	93.1%
Total interest and other income / (expense), net, for the three and six months ended September 30, 2020 was approximately $325 and $631, respectively, and for the three and six months ended September 30, 2019 was approximately $4,380 and $9,198, respectively, an increase in interest and other income / (expense), net, of approximately $6,702 or 92.6% and $2,190 or 93.1%, respectively, over the comparative periods. The increase in interest and other income / (expense), net, over the comparative periods was primarily attributable to the change in fair value of warrant liability, due to the conversion of all warrants during fiscal year 2020, as well as the adjustment to the earn-out due to ACME recorded in other income / (expense). Interest and other income / (expense), net, includes net interest income / (expense), change in fair value of warrant liability, and other ancillary income / (expense) earned or incurred by the Company.
Interest income / (expense), net
The Company recorded $(287) and $(593), respectively, of interest income / (expense), net, during the three and six months ended September 30, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $41 and $59, respectively, of interest income / (expense), net, during the three and six months ended September 30, 2019. This is comprised of interest income earned on cash balances.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of September 30, 2020, we had cash totaling approximately $32,967 and $5,000 available to draw on the New Credit Agreement.

Cash Flow Summary

	Six months ended September 30,
	2020	2019	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities - continuing operations	$29,666	$11,764	152.2%
Acquisition of Mobile Posse	(7,968)	—	(100.0)%
Capital expenditures	(4,177)	(1,805)	(131.4)%
Payment of contingent consideration	(9,302)	—	(100.0)%
Options and warrants exercised	3,526	4,813	(26.7)%
Repayment of debt obligations	(250)	—	(100.0)%
Effect of exchange rate changes on cash	(187)	(320)	41.6%
Operating Activities
During the six months ended September 30, 2020 and 2019, the Company's net cash provided by operating activities from continuing operations was $29,666 and $11,764, respectively, a positive change of $17,902 or 152.2%. The increase in net cash provided by operating activities was primarily attributable to the Company's net income for the six months ended September 30, 2020 and the change in working capital accounts over the comparative periods.
During the six months ended September 30, 2020, net cash provided by operating activities from continuing operations was $29,666, resulting from a net income of $10,313 offset by net non-cash expenses of $18,757, which included depreciation and amortization, change in allowance for doubtful accounts, non-cash interest expense, stock-based compensation, and stock-based compensation for services rendered of approximately $3,241, $597, $36, $3,668, and $458, respectively. Net cash provided by operating activities during the six months ended September 30, 2020 was also impacted by the change in net working capital accounts as of September 30, 2020 as compared to March 31, 2020, with a net increase in current liabilities of approximately $12,783 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $12,098 (inclusive of accounts receivable and prepaid expenses and other current assets but excluding cash) over the comparative periods. Lastly, net cash provided by operating activities during the six months ended September 30, 2020 was also impacted by decreases in right-of-use assets of $244 and other non-current liabilities of $333, mainly due to the long-term components of our leases from our implementation of ASC 842.
Investing Activities
For the six months ended September 30, 2020, net cash used in investing activities was approximately $12,145, which is comprised of capital expenditures related mostly to internally-developed software of $4,177 and additional consideration paid related to working capital adjustments and earn-out payments in connection with our acquisition of Mobile Posse of $7,968. For the six months ended September 30, 2019, net cash used in investing activities was approximately $1,805, which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the six months ended September 30, 2020, net cash used in financing activities was approximately $6,026, comprised of payment of contingent consideration of $9,302 and repayment of debt obligations of $250, offset by proceeds from the exercise of stock options of $3,526. For the six months ended September 30, 2019, net cash provided by financing activities was approximately $4,813, comprised of proceeds from the exercise of stock options and warrants.
The Company believes it has sufficient liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this quarterly report on Form 10-Q.

Senior Secured Credit Facility
On May 23, 2017, the Company entered into a Business Finance Agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”). The Credit Agreement provided for a $5,000 total revolving credit facility.
On May 22, 2019, the Company amended its existing Credit Agreement with the Bank, to extend the term of the agreement to May 22, 2021, to increase the maximum available revolving credit and to make certain other amendments. The Credit Agreement, as amended, provided for up to a $20,000 total facility, subject to draw limitations derived from current levels of eligible domestic receivables.
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
At September 30, 2020, there was $19,750 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under the revolving line of credit.
The Company was in compliance with all covenants of the New Credit Agreement as of September 30, 2020.

Earn-Out Payment Obligation Under Mobile Posse Stock Purchase Agreement
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453, which is reflected on the balance sheet as an increase in goodwill. This changed the initial cash consideration, not inclusive of the earn-out, to $41,953.
During the quarter ended September 30, 2020, $10,757 was added to the previous estimated earn-out of $23,735. Of the amounts recorded and accrued for the earn-out related to the Acquisition, $16,080 has been paid to the seller, and $18,412 remains accrued as of the balance sheet date. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out. As of September 30, 2020, estimated total consideration, inclusive of estimated remaining earn-out, for the acquisition of Mobile Posse, Inc., is $76,445, of which $58,033 has been paid and $18,412 remains accrued. The actual remaining earn-out payments are subject to continued performance of the Acquisition, and are subject to re-valuation prior to the final settlement based on final actual results and calculations in March 2021.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.
Item 3.    Defaults Upon Senior Securities
    Not applicable.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
    None.

ITEM 6.    EXHIBITS

10.1	2020 Equity Incentive Plan of Digital Turbine, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).

10.2	Form of Option Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).

10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).

31.1	Certification of William Stone, Principal Executive Officer.*

31.2	Certification of Barrett Garrison, Principal Financial Officer.*

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.+

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350.+

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
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
Dated: October 29, 2020
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: October 29, 2020
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)