Form 10-Q
period 2020-12-31
Digital Turbine, Inc.
filed 2021-02-03
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of January 28, 2021, the Company had  89,413,606 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED December 31, 2020

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$43,659	$21,534
Restricted cash	—	125
Accounts receivable, net of allowances of $4,913 and $4,059, respectively	59,027	33,135
Prepaid expenses and other current assets	1,955	3,653
Total current assets	104,641	58,447
Property and equipment, net	11,670	8,183
Right-of-use assets	3,807	4,237
Intangible assets, net	41,871	43,882
Goodwill	70,452	69,262
TOTAL ASSETS	$232,441	$184,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt, net of issuance costs of $62 and $62, respectively	$1,938	$1,188
Accounts payable	34,142	$31,579
Accrued license fees and revenue share	36,188	19,423
Accrued compensation	8,340	4,311
Accrued earn-out	10,000	23,735
Other current liabilities	7,849	2,573
Total current liabilities	98,457	82,809
Long-term debt, net of issuance costs of $198 and $245, respectively	17,052	18,505
Other non-current liabilities	4,758	5,243
Total liabilities	120,267	106,557
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1,000)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 90,143,539 issued and 89,409,083 outstanding at December 31, 2020; 88,041,240 issued and 87,306,784 outstanding at March 31, 2020	10	10
Additional paid-in capital	370,435	360,224
Treasury stock (754,599 shares at December 31, 2020 and March 31, 2020)	(71)	(71)
Accumulated other comprehensive loss	(910)	(591)
Accumulated deficit	(257,390)	(282,218)
Total stockholders' equity	112,174	77,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,441	$184,011
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net revenues	$88,592	$36,016	$218,497	$99,364
Cost of revenues
License fees and revenue share	50,144	21,576	122,976	59,997
Other direct costs of revenues	749	400	1,971	1,022
Total cost of revenues	50,893	21,976	124,947	61,019
Gross profit	37,699	14,040	93,550	38,345
Operating expenses
Product development	5,202	2,783	13,827	8,312
Sales and marketing	5,219	2,815	14,372	7,534
General and administrative	6,761	4,310	22,096	12,212
Total operating expenses	17,182	9,908	50,295	28,058
Income from operations	20,517	4,132	43,255	10,287
Interest and other income / (expense), net
Interest income / (expense), net	(266)	59	(859)	118
Change in fair value of warrant liability	—	(870)	—	(10,601)
Change in estimated contingent consideration	(4,662)	—	(15,419)	—
Other income / (expense)	(13)	(19)	(51)	455
Total interest and other income / (expense), net	(4,941)	(830)	(16,329)	(10,028)
Income from continuing operations before income taxes	15,576	3,302	26,926	259
Income tax provision	1,061	41	2,098	6
Income from continuing operations, net of taxes	14,515	3,261	24,828	253
Income / (loss) from discontinued operations	—	65	—	(171)
Net income / (loss) from discontinued operations, net of taxes	—	65	—	(171)
Net income	$14,515	$3,326	$24,828	$82
Other comprehensive loss
Foreign currency translation adjustment	(132)	(44)	(319)	(364)
Comprehensive income	$14,383	$3,282	$24,509	$(282)
Basic net income per common share
Continuing operations	$0.16	$0.04	$0.28	$—
Discontinued operations	—	—	—	—
Net income	$0.16	$0.04	$0.28	$—
Weighted-average common shares outstanding, basic	89,003	85,876	88,140	83,869
Diluted net income per common share
Continuing operations	$0.15	$0.04	$0.26	$—
Discontinued operations	—	—	—	—
Net income	$0.15	$0.04	$0.26	$—
Weighted-average common shares outstanding, diluted	96,976	92,472	95,563	89,759
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities
Net income from continuing operations, net of taxes	$24,828	$253
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,062	1,484
Loss on disposal of fixed assets	—	4
Provision for doubtful accounts	854	206
Non-cash interest expense	55	—
Stock-based compensation	3,545	2,044
Stock-based compensation for services rendered	741	470
Change in fair value of warrant liability	—	10,601
Change in estimated contingent consideration	15,419	—
Payment of contingent consideration in excess of amount capitalized at acquisition	(5,419)	—
(Increase) / decrease in assets:
Accounts receivable	(26,746)	(4,193)
Deferred tax assets	—	40
Prepaid expenses and other current assets	1,698	(829)
Right-of-use assets	430	(2,029)
Increase / (decrease) in liabilities:
Accounts payable	2,563	5,908
Accrued license fees and revenue share	16,765	59
Accrued compensation	4,029	855
Other current liabilities	5,273	3,459
Other non-current liabilities	(485)	1,823
Net cash provided by operating activities - continuing operations	48,612	20,155
Net cash used in operating activities - discontinued operations	—	(145)
Net cash provided by operating activities	48,612	20,010

Cash flows from investing activities
Acquisition of Mobile Posse	(7,968)	—
Capital expenditures	(6,545)	(3,179)
Net cash used in investing activities	(14,513)	(3,179)

Cash flows from financing activities
Payment of contingent consideration	(16,957)	—
Options and warrants exercised	5,927	6,353
Repayment of debt obligations	(750)	—
Net cash (used in) / provided by financing activities	(11,780)	6,353

Effect of exchange rate changes on cash	(319)	(364)

Net change in cash	22,000	22,820

Cash and restricted cash, beginning of period	21,659	11,059

Cash and restricted cash, end of period	$43,659	$33,879

Supplemental disclosure of cash flow information
Interest paid	$832	$—
Cashless exercise of warrants to purchase common stock of the Company	$—	$791
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	(142)
Stock-based compensation	—	—	—	—	—	—	1,438	—	—	1,438
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	173
Options exercised	224,012	—	—	—	—	—	437	—	—	437
Balance at June 30, 2020	87,530,796	$10	100,000	$100	754,599	$(71)	$362,272	$(733)	$(272,278)	$89,300
Net income	—	—	—	—	—	—	—	—	373	373
Foreign currency translation	—	—	—	—	—	—	—	(45)	—	(45)
Stock-based compensation	61,553	—	—	—	—	—	2,230	—	—	2,230
Stock-based compensation for services rendered	45,110	—	—	—	—	—	285	—	—	285
Options exercised	1,059,644	—	—	—	—	—	3,089	—	—	3,089
Balance at September 30, 2020	88,697,103	$10	100,000	$100	754,599	$(71)	$367,876	$(778)	$(271,905)	$95,232
Net income	—	—	—	—	—	—	—	—	14,515	14,515
Foreign currency translation	—	—	—	—	—	—	—	(132)	—	(132)
Stock-based compensation	15,768	—	—	—	—	—	(123)	—	—	(123)
Stock-based compensation for services rendered	—	—	—	—	—	—	283	—	—	283
Options exercised	696,212	—	—	—	—	—	2,399	—	—	2,399
Balance at December 31, 2020	89,409,083	$10	100,000	$100	754,599	$(71)	$370,435	$(910)	$(257,390)	$112,174
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	81,620,485	$10	100,000	$100	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Foreign currency translation	—	—	—	—	—	—	—	98	—	98
Settlement of warrant derivative liability	—	—	—	—	—	—	715	—	—	715
Stock-based compensation	38,759	—	—	—	—	—	560	—	—	560
Stock-based compensation for services rendered	—	—	—	—	—	—	122	—	—	122
Options exercised	616,208	—	—	—	—	—	910	—	—	910
Warrants exercised	212,250	—	—	—	—	—	289	—	—	289
Balance at June 30, 2019	82,487,702	$10	100,000	$100	754,599	$(71)	$335,389	$(258)	$(297,937)	$37,233
Net loss	—	—	—	—	—	—	—	—	(1,425)	(1,425)
Foreign currency translation	—	—	—	—	—	—	—	(418)	—	(418)
Settlement of warrant derivative liability	—	—	—	—	—	—	8,648	—	—	8,648
Stock-based compensation	9,690	—	—	—	—	—	740	—	—	740
Stock-based compensation for services rendered	75,494	—	—	—	—	—	175	—	—	175
Options exercised	1,006,792	—	—	—	—	—	1,891	—	—	1,891
Warrants exercised	1,667,293	—	—	—	—	—	1,723	—	—	1,723
Balance at September 30, 2019	85,246,971	10	100,000	100	754,599	(71)	348,566	(676)	(299,362)	48,567
Net income	—	—	—	—	—	—	—	—	3,326	3,326
Foreign currency translation	—	—	—	—	—	—	—	(44)	—	(44)
Settlement of warrant derivative liability	—	—	—	—	—	—	2,945	—	—	2,945
Stock-based compensation	—	—	—	—	—	—	744	—	—	744
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	173
Options exercised	546,876	—	—	—	—	—	927	—	—	927
Warrants exercised	529,118	—	—	—	—	—	613	—	—	613
Balance at December 31, 2019	86,322,965	10	100,000	100	754,599	(71)	353,968	(720)	(296,036)	57,251
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2020
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through December 31, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers ("OEMs"), and has delivered more than 4.8 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (operators and OEMs) and the reportable segment Advertising.
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

During the three and nine months ended December 31, 2020, $4,662 and $15,419 was added to the previous estimated earn-out of $23,735, bringing the estimated total earn-out related to the acquisition of Mobile Posse to $39,154. Of the amounts recorded and accrued for the earn-out related to the Acquisition, $29,154 has been paid to ACME, and $10,000 remains accrued as of December 31, 2020. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out. As of December 31, 2020, estimated total consideration, inclusive of estimated remaining earn-out, for the Acquisition is $81,107, of which $71,107 has been paid and $10,000 remains accrued. The actual remaining earn-out payment is subject to continued performance of the Acquisition and is subject to re-valuation prior to the final settlement based on final actual results and calculations in March 2021.
During the nine month period ended December 31, 2020 an adjustment to increase goodwill in the amount of $736 was made to reclassify the impact of a change in assumptions related to deferred tax assets previously booked as a component of purchase accounting for the Acquisition.
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
Unless the context otherwise indicates, the use of the terms “we,” “our,” “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries: Digital Turbine USA, Inc. (“DT USA”), Digital Turbine EMEA Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), Mobile Posse Inc., and Digital Turbine LATAM Intermediacao De Servicos De Midia LTDA ("DT LATAM"). We refer to all of the Company's subsidiaries collectively as "wholly-owned subsidiaries."
2.    Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the Company as a going concern.

Our primary sources of liquidity have historically been cash from operations, issuance of common stock, preferred stock, and debt. As of December 31, 2020, we had cash totaling approximately $43,659.

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

    As of December 31, 2020, the Company's principal amount outstanding under the New Credit Agreement was $19,250 and no amount was drawn on the $5,000 revolving line of credit. Please refer to the "Debt" footnote for more detail.
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
3.    Summary of Significant Accounting Policies
Basis of Presentation
    The financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements. The financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for each period presented.
Interim Consolidated Financial Information
The accompanying consolidated financial statements of Digital Turbine, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the SEC in Digital Turbine, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "Annual Report"). The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Digital Turbine, Inc. and its consolidated subsidiaries at December 31, 2020, the results of their operations and corresponding comprehensive income / (loss) for the three and nine months ended December 31, 2020 and 2019, and their cash flows for the nine months ended December 31, 2020 and 2019. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.
Recently Issued Accounting Pronouncements
Significant accounting policies and recent accounting pronouncements are described in the Notes of the consolidated financial statements, under the heading "Summary of Significant Accounting Policies," included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There have been no significant changes in or updates to the accounting policies since March 31, 2020. Only significant new accounting pronouncements, pertinent to the Company, issued and adopted subsequent to the issuance of our Annual Report are described below. Accounting pronouncements issued and adopted not described in either the Annual Report or in this quarterly report have been determined to either not apply or to have an immaterial impact on our business and related disclosures.

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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring advertisers' and carriers' accounts receivable balances. The Company counts all advertisers and carriers within a single corporate structure as one customer, even in cases where multiple brands, branches, or divisions of an organization enter into separate contracts with the Company. As of December 31, 2020, one major customer represented approximately 12.7% of the Company’s net accounts receivable balance. As of March 31, 2020, two major customers represented 11.6% and 11.5% of the Company's net accounts receivable balance.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three and nine months ended December 31, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 14.4% and 17.7%, respectively, of net revenues.

With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three and nine months ended December 31, 2020, Verizon Wireless, a carrier partner, generated 16.5% and 18.6%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 20.3% and 22.0%, respectively; T-Mobile US Inc., including Sprint and other subsidiaries, generated 30.6% and 27.0%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 10.4% and 10.4%, respectively, of our net revenues. During the three and nine months ended December 31, 2019, Verizon Wireless, a carrier partner, generated 37.5% and 40.3%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 29.8% and 30.9%, respectively, of our net revenues.
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
    In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequent to the transaction closing associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company determined that the estimated earn-out from the Pay Purchaser was $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction was $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. As of December 31, 2020, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to ongoing discussions with the business partner. We have determined that the amounts recorded are more likely than not to be uncollectible due to disputes surrounding the content delivered. Furthermore, the related payables would also be contractually withheld unless payment is received at a later date. At this time, the Company has reserved for all balances remaining, both receivables and payables, related to the discontinued operations of the Pay business. The total impact to the Company if all of the remaining receivables and payables are subsequently collected and paid is immaterial. These fully reserved assets and liabilities remain on our books as of December 31, 2020.

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
    No assets or liabilities were held for disposal as of December 31, 2020 or March 31, 2020.
The following table summarizes the financial results of our discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss):

Condensed Statements of Operations and Comprehensive Income / (Loss)
For Discontinued Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net revenues	$—	$—	$—	$—
Total cost of revenues	—	(102)	—	(102)
Gross profit	—	102	—	102
Product development	—	—	—	62
General and administrative	—	37	—	122
Loss from operations	—	65	—	(82)
Interest and other income / (expense), net	—	—	—	(89)
Loss from discontinued operations before income taxes	—	65	—	(171)
Loss from discontinued operations, net of taxes	—	65	—	(171)
Comprehensive loss	$—	$65	$—	$(171)
Basic and diluted net loss per common share	$—	$—	$—	$—
Weighted-average common shares outstanding, basic	—	85,876	—	83,869
Weighted-average common shares outstanding, diluted	—	92,472	—	89,759

    The following table provides reconciling cash flow information for our discontinued operations:

	Nine months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	$—	$(171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	19
Change in allowance for doubtful accounts	—	(47)
Loss on disposal of fixed assets	—	104
(Increase) / decrease in assets:
Accounts receivable	—	405
Increase / (decrease) in liabilities:
Accounts payable	—	(232)
Accrued license fees and revenue share	—	(202)
Accrued compensation	—	(56)
Other current liabilities	—	35
Cash used in operating activities	—	(145)

Cash used in discontinued operations	$—	$(145)
5.    Accounts Receivable

	December 31, 2020	March 31, 2020
	(Unaudited)
Billed	$28,672	$18,927
Unbilled	35,268	18,267
Allowance for doubtful accounts	(4,913)	(4,059)
Accounts receivable, net	$59,027	$33,135
Billed accounts receivable represents amounts billed to customers that have yet to be collected. Unbilled accounts receivable represents revenue recognized but billed after period end. All unbilled receivables as of December 31, 2020 and March 31, 2020 are expected to be billed and collected (subject to the reserve for allowance for doubtful accounts) within twelve months.
The Company recorded $187 and $415 of bad debt expense during the three and nine months ended December 31, 2020 , and $56 and $184 of bad debt expense during the three and nine months ended December 31, 2019.

6.    Property and Equipment

	December 31, 2020	March 31, 2020
	(Unaudited)
Computer-related equipment	$2,141	$1,953
Developed software	15,989	9,696
Furniture and fixtures	689	681
Leasehold improvements	2,147	2,099
Property and equipment, gross	20,966	14,429
Accumulated depreciation	(9,296)	(6,246)
Property and equipment, net	$11,670	$8,183
Depreciation expense was $1,151 and $3,052 for the three and nine months ended December 31, 2020, respectively, and $540 and $1,484 for the three and nine months ended December 31, 2019, respectively. Depreciation expense for the three and nine months ended December 31, 2020 includes $403 and $1,081, respectively, related to internal-use assets included in general and administrative expense and $748 and $1,971, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2019 includes $140 and $462, respectively, related to internal-use assets included in general and administrative expense and $400 and $1,022, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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
    Schedule, by fiscal year, of maturities of lease liabilities as of:

December 31, 2020
(Unaudited)
Remainder of fiscal year 2021	$366
Fiscal year 2022	1,493
Fiscal year 2023	1,549
Fiscal year 2024	1,374
Fiscal year 2025	1,081
Thereafter	882
Total undiscounted cash flows	6,745
(Less imputed interest)	(853)
Present value of lease liabilities	$5,892

    The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.

    Associated with this financial liability, the Company has a right-of-use asset of $3,807 as of December 31, 2020, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rate used to calculate the imputed interest above ranges from 5.50% to 6.75% and the weighted-average remaining lease term is 4.59 years.

8.    Intangible Assets
The components of intangible assets at December 31, 2020 and March 31, 2020 were as follows:

	As of December 31, 2020
	(Unaudited)
	Cost	Accumulated Amortization	Net
Developed technology	$7,926	$(6,101)	$1,825
Customer relationships	46,971	(6,925)	40,046
Total	$54,897	$(13,026)	$41,871

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Developed technology	$7,926	$(5,861)	$2,065
Customer relationships	46,971	(5,154)	41,817
Total	$54,897	$(11,015)	$43,882
The Company recorded amortization expense of $670 and $2,011, respectively, during the three and nine months ended December 31, 2020 and $0 during the three and nine months ended December 31, 2019. Amortization expense for the three and nine months ended December 31, 2020 is a component of general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Income / (Loss). The determination of the expense category for amortization of intangible assets is determined by capitalization under ASC 350, Intangibles - Goodwill and Other, or ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. ASC 350 leads to accounting for amortization of intangible assets under operating expenses, while ASC 985-20 leads to accounting for amortization of intangible assets under other direct costs of revenues.
Based on the amortizable intangible assets as of December 31, 2020, the Company expects future amortization expense to be approximately $2,681 per year over the next five fiscal years and $28,465 in residual expense thereafter.
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
At December 31, 2020, there was $19,250 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under the revolving line of credit.
The Company was in compliance with all covenants of the New Credit Agreement as of December 31, 2020.
On February 3, 2021, the Company entered into a new $100,000 revolving credit facility with Bank of America and, in connection therewith, terminated the New Credit Agreement and repaid all amounts outstanding thereunder. For further discussion, see Note "Subsequent Events."
Interest Income / (Expense)
The Company recorded $(266) and $(859), respectively, of interest income / (expense), net, during the three and nine months ended December 31, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $59 and $118, respectively, of interest income / (expense) during the three and nine months ended December 31, 2019. This is comprised of interest income earned on cash balances.

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
As of December 31, 2020, the carrying value of cash and cash equivalents, trade accounts receivables, and accounts payable approximates fair value due to the short-term nature of such instruments.

The following table summarizes the fair value of our financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3	As of December 31, 2020
Financial Liabilities
Estimated earn-out related to the purchase of Mobile Posse	$—	—	10,000	$10,000
Total	—	—	10,000	10,000

The following table provides a reconciliation of the beginning and ending balances for the estimated contingent earn-out liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at March 31, 2020	$23,735
Change in estimated earn-out consideration	15,419
Payment of earn-out consideration	(29,154)
Balance at December 31, 2020	$10,000
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

The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero and 6,366,088 remained available as of December 31, 2020 and March 31, 2020, respectively. No future grants will be issued pursuant to the 2011 Plan. At the point when the 2011 Plan was retired, 4,452,064 remained unissued. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 12,000,000 shares for issuance, of which 11,965,342 remained available for issuance as of December 31, 2020. The change over the period represents stock option grants, stock option forfeitures/cancellations, and restricted shares/units of common stock of 34,658 shares, zero shares, and zero shares, respectively.

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
With respect to RSUs, the Company expensed $126 and $339 during the three and nine months ended December 31, 2020, respectively, and $68 and $152 during the three and nine months ended December 31, 2019, respectively. Remaining unamortized expense, with respect to RSUs, of $815 is expected to be recognized over a weighted-average period of approximately 2.42 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of March 31, 2020	293,525	$2.48
Granted	109,034	6.42
Vested	(77,321)	2.49
Cancelled	—	—
Unvested restricted units outstanding as of December 31, 2020	325,238	$3.91
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

Stock Option Activity
The following table summarizes stock option activity for Digital Turbine's Incentive Plans for the periods or as of the dates indicated:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2020	8,984,430	$2.75	7.17	$16,517
Granted	1,937,462	6.47
Forfeited / Cancelled	(282,840)	5.58
Exercised	(1,979,387)	2.99
Options Outstanding, December 31, 2020	8,659,665	3.44	7.11	460,038
Vested and expected to vest (net of estimated forfeitures) at December 31, 2020 (a)	7,784,550	3.14	6.90	415,871
Exercisable, December 31, 2020	4,870,289	$2.43	6.10	$263,634
(a) For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on December 31, 2020 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders, had the holders exercised their options on December 31, 2020. The intrinsic value changes based on changes in the price of the Company's common stock.
Information about options outstanding and exercisable at December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.00 - 5.00	6,008,608	$2.09	6.22	4,417,792	$2.08
$5.01 - 10.00	2,458,446	$5.67	9.10	446,846	$5.65
$10.01 - 15.00	126,272	$13.43	9.52	—	$—
$15.01 - 20.00	31,681	$15.54	9.53	3,734	$15.54
$30.01 - and over	34,658	$30.03	9.83	1,917	$30.03
	8,659,665	3.44	7.11	4,870,289	2.43
Other information pertaining to stock options for Digital Turbine's Incentive Plans for the nine months ended December 31, 2020 and 2019, as stated in the table below, is as follows:

	December 31,
	2020	2019
Total fair value of options vested	$3,340	$2,028
Total intrinsic value of options exercised (a)	$52,657	$10,364
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the nine months ended December 31, 2020 and 2019.
During the nine months ended December 31, 2020 and 2019, the Company granted options to purchase 1,937,462 and 1,738,750 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $6.47 and $4.34, respectively.
At December 31, 2020 and 2019, there was $6,495 and $3,518 of total unrecognized stock-based compensation expense, respectively, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.12 and 2.16 years, respectively.
Valuation of Awards

    For stock options granted under Digital Turbine's Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model for options granted during the nine months ended December 31, 2020 are presented below.

December 31, 2020
Risk-free interest rate	0.21% to 0.36%
Expected life of the options	5.02 to 5.23 years
Expected volatility	64% to 69%
Expected dividend yield	—%
Expected forfeitures	28% to 29%
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
Total stock compensation expense for Digital Turbine's Incentive Plans for the three and nine months ended December 31, 2020, which includes both stock options and restricted stock, was $160 and $4,126, respectively, inclusive of an adjustment during the three months ended December 31, 2020 of $(1,397) as a true-up related to the Company's adoption of ASU 2018-07. Although this is an out-of-period adjustment, the Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim period, nor to the three and nine months ended December 31, 2020. Therefore, we recorded the adjustment in the third quarter of fiscal year 2021 rather than revising prior periods presented. Total stock compensation expense for Digital Turbine's Incentive Plans for the three and nine months ended December 31, 2019, which includes both stock options and restricted stock, was $915 and $1,597, respectively. Please refer to Note "Capital Stock Transactions" regarding restricted stock.
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
Common Stock and Warrants
For the nine months ended December 31, 2020, the Company issued 1,979,387 shares of common stock from the exercise of options under Digital Turbine's Incentive Plans.
The following table provides activity for warrants issued and outstanding during the nine months ended December 31, 2020:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2020	25,000	$2.04
Issued	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of December 31, 2020	25,000	$2.04

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
With respect to time condition RSAs, the Company expensed $157 and $419 during the three and nine months ended December 31, 2020, respectively; and $105 and $318 during the three and nine months ended December 31, 2019, respectively.
The following is a summary of restricted stock awards and activities for all vesting conditions for the nine months ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2020	37,746	$5.58
Granted	45,110	13.88
Vested	(49,023)	7.49
Unvested restricted stock outstanding as of December 31, 2020	33,833	$13.88
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of December 31, 2020.
At December 31, 2020, there was $365 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.58 years.

13.    Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period and including the dilutive effects of employee stock-based awards outstanding during the period.
The following table sets forth the computation of net income from continuing operations, net of taxes, per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Income from continuing operations, net of taxes	$14,515	$3,261	$24,828	$253
Weighted-average common shares outstanding, basic	89,003	85,876	88,140	83,869
Basic net income per common share	$0.16	$0.04	$0.28	$—
Weighted-average common shares outstanding, diluted	96,976	92,472	95,563	89,759
Diluted net income per common share	0.15	0.04	0.26	—

14.    Income Taxes
Our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and nine months ended December 31, 2020, a tax provision of $1,061 and $2,098 resulted in an effective tax rate of 6.8% and 7.8%, respectively. Differences in the tax provision and the statutory rate are primarily due to changes in the valuation allowance.
During the three and nine months ended December 31, 2019, a tax provision of $41 and $6 resulted in an effective tax rate of 1.2%. and 2.3%, respectively. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
15.    Commitments and Contingencies

Contingent Earn-Out Considerations

The Acquisition includes contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain benchmarks. The fair value of the contingent earn-out consideration is estimated as of the balance sheet date at the present value of the expected contingent payments to be made using a Monte Carlo probability-weighted discounted cash flow model for probabilities of possible future payments. Future payments are driven by the continued performance of the the Acquisition through the end of the earn-out period ending February 28, 2021. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs discussed in detail in Note "Fair Value Measurements."

At December 31, 2020, the estimated contingent earn-out was $10,000, as compared to $23,735 at March 31, 2020. The Company recorded cash payments against the estimated contingent earn-out liability of $13,073 and $29,154 for the three and nine months ended December 31, 2020, respectively. Furthermore, the Company recorded adjustments to increase the remaining estimated earn-out by $4,662 and $15,419 during the three and nine months ended December 31, 2020, respectively, resulting in a net earn-out balance of $10,000 as of the balance sheet date. The increase in the remaining estimated earn-out is reflected as other income / (expense) on the Consolidated Statements of Operations and Comprehensive Income / (Loss).

The Company reviews the probabilities of possible future payments to the estimated fair value of any contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in forecasts. Should actual results of the acquired business increase or decrease as compared to the estimates and assumptions used, the estimated fair value of the contingent earn-out consideration liability will increase or decrease. Changes in the estimated fair value of the contingent earn-out consideration, as a factor of a change in inputs, would be reflected in the Company's results of operations in the period in which they are identified. The Company believes that the value of the earn-out, based on the evaluation of the performance, is materially accurate as of December 31, 2020.

16.    Geographic Information
    The following table sets forth geographic information on our net revenues for the three and nine months ended December 31, 2020 and 2019. Net revenues by geography are based on the billing addresses of our customers.

	Three months ended December 31,
	2020	2019
	(Unaudited)
Net revenues
United States and Canada	$59,192	$22,486
Europe, Middle East, and Africa	21,168	9,205
Asia Pacific and China	7,047	3,731
Mexico, Central America, and South America	1,185	594
Consolidated net revenues	$88,592	$36,016

	Nine months ended December 31,
	2020	2019
	(Unaudited)
Net revenues
United States and Canada	$144,550	$66,057
Europe, Middle East, and Africa	54,051	24,129
Asia Pacific and China	18,159	8,137
Mexico, Central America, and South America	1,737	1,041
Consolidated net revenues	$218,497	$99,364
17.    Subsequent Event
New Credit Facility

On February 3, 2021, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Bank”), which provides for a revolving line of credit of $100,000, with an accordion feature enabling the Company to increase the amount to up to $200,000, to be used for acquisitions, working capital, and general corporate purposes. Digital Turbine Media, Inc. (“DT Media”) and Digital Turbine USA, Inc. (“DT USA”) are additional co-borrowers under the Credit Agreement.

The revolving line of credit matures on February 3, 2024.

Amounts outstanding under the Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin which ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio. The obligations under the Credit Agreement are secured by a grant of a security interest in substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary covenants, representations, and events of default, and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.

The description of the Credit Agreement provided herein is qualified by reference to the Credit Agreement, which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated by reference herein.

The Credit Agreement contains representations and warranties by each of the parties to the Credit Agreement, which were made only for the purposes of the Credit Agreement and, in some cases, as of specified dates. The representations, warranties, and covenants in the Credit Agreement were made solely for the benefit of the parties to the Credit Agreement, are subject to limitations agreed upon by such parties (including being qualified by schedules), may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and are subject to standards of materiality applicable to the parties that may differ from those applicable to others. Others should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the Credit Agreement and such subsequent information may or may not be fully reflected in the Company’s public disclosures.

Termination of Existing Credit Facility

In connection with the Company entering into the Credit Agreement with the Bank as described above, on February 3, 2021, the Company and Western Alliance Bank terminated the Credit Agreement, dated February 28, 2020, by and among the Company, DT Media, DT USA, and Western Alliance Bank (and the amendments thereto), which was the previous term loan and revolving credit facility of the Company.

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
Company Overview
    Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to the device. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through December 31, 2020, Digital Turbine's technology platform has been adopted by more than 40 mobile operators and device original equipment manufacturers ("OEMs"), and has delivered more than 4.8 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (which refers to operators and OEMs) and the reportable segment Advertising.
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
Recent Developments
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (the "Acquisition") from ACME Mobile, LLC (“ACME”). The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition, noting that the earn-out amount is subject to change based on final results and calculation. Under the terms of the earn-out, over the Earn-Out Period, the Company will pay ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse depending on the extent to which Mobile Posse achieves certain target net revenues (less associated revenue shares) for the relevant period. The earn-out payments will be paid quarterly with a true-up calculation and payment after the first nine months of the Earn-Out Period. The acquisition of cash is not reflected in the total consideration detailed above. Final working capital adjustments were determined during the quarter ended June 30, 2020 and resulted in additional purchase price consideration of $453, which is reflected on the balance sheet as an increase in goodwill. As of December 31, 2020, $15,419 was added to the previous estimated earn-out of $23,735. Of the amounts recorded and accrued related to the Acquisition, $29,154 had been paid to the seller and $10,000 remains accrued as of December 31, 2020. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out.

    On February 28, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Western Alliance Bank (the “Bank”), which provides for (1) a term loan of $20.0 million, the proceeds of which the Company used to pay a portion of the closing cash purchase price for the Acquisition, and (2) a revolving line of credit of $5.0 million to be used for working capital purposes. DT Media and Digital Turbine USA, Inc. (“DT USA”) are additional co-borrowers under the New Credit Agreement. The term loan must be repaid on a quarterly basis beginning in July 2020 until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increase from $0.25 million to $1.25 million over the term of the term loan. The revolving line of credit matures on February 28, 2025. No amount was drawn on the revolver as of December 31, 2020. The Company’s Business Finance Agreement, dated May 23, 2017 (the “Credit Agreement”), with the Bank was terminated on February 28, 2020.

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

RESULTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,			Nine months ended December 31,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$88,592	$36,016	146.0%	$218,497	$99,364	119.9%
License fees and revenue share	50,144	21,576	132.4%	122,976	59,997	105.0%
Other direct costs of revenues	749	400	87.3%	1,971	1,022	92.9%
Gross profit	37,699	14,040	168.5%	93,550	38,345	144.0%
Total operating expenses	17,182	9,908	73.4%	50,295	28,058	79.3%
Income from operations	20,517	4,132	396.5%	43,255	10,287	320.5%
Interest income / (expense), net	(266)	59	(550.8)%	(859)	118	(828.0)%
Change in fair value of warrant liability	—	(870)	100.0%	—	(10,601)	100.0%
Change in estimated contingent consideration	(4,662)	—	(100.0)%	(15,419)	—	(100.0)%
Other income / (expense)	(13)	(19)	(31.6)%	(51)	455	(111.2)%
Income from continuing operations before income taxes	15,576	3,302	371.7%	26,926	259	10,296.1%
Income tax provision	1,061	41	2,487.8%	2,098	6	34,866.7%
Income from continuing operations, net of taxes	14,515	3,261	345.1%	24,828	253	9,713.4%
Net income	$14,515	$3,326	336.4%	$24,828	$82	30,178.0%
Basic net income per common share	$0.16	$0.04	300.0%	$0.28	$—	100.0%
Weighted-average common shares outstanding, basic	89,003	85,876	3.6%	88,140	83,869	5.1%
Diluted net income per common share	$0.15	$0.04	275.0%	$0.26	$—	100.0%
Weighted-average common shares outstanding, diluted	96,976	92,472	4.9%	95,563	89,759	6.5%
Comparison of the three and nine months ended December 31, 2020 and 2019
Net revenues
During the three and nine months ended December 31, 2020, there was an approximately $52,576 or 146.0% and $119,133 or 119.9% increase in overall revenue, respectively, as compared to the three and nine months ended December 31, 2019.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the three and nine months ended December 31, 2020 and 2019, the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Application Media revenue totaled $56,938 and $150,228, respectively, for the three and nine months ended December 31, 2020, while Content Media revenue, primarily related to the Acquisition, totaled $31,654 and $68,269, respectively. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. This increase in net revenues was attributable to increased demand for our core services, which led to higher CPI and CPP revenue per available placement, and which was driven primarily by increased revenue from advertising partners as placement across existing commercial partners expands, as well as expanded distribution with new partners and the deployment or expansion of new services and features and through acquisition.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the three and nine months ended December 31, 2020, no single customer represented 10.0% or greater of the Company's net revenues. During the three and nine months ended December 31, 2019, Verizon Communications Inc., primarily through its subsidiary Oath Inc., represented 14.4% and 17.7%, respectively, of net revenues.

With respect to revenue partner concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the three and nine months ended December 31, 2020, Verizon Wireless, a carrier partner, generated 16.5% and 18.6%, respectively; AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 20.3% and 22.0%, respectively; T-Mobile US Inc., including Sprint and other subsidiaries, generated 30.6% and 27.0%, respectively; and America Movil Inc., a carrier partner, primarily through its subsidiary TracFone Wireless Inc., generated 10.4% and 10.4%, respectively, of our net revenues. During the three and nine months ended December 31, 2019, Verizon Wireless, a carrier partner, generated 37.5% and 40.3%, respectively; and AT&T Inc., a carrier partner, including its Cricket subsidiary, generated 29.8% and 30.9%, respectively, of our net revenues.
A reduction or delay in operating activity from these customers or partners, or a delay or default in payment by these customers, or a termination of the Company's agreements with these customers, could materially harm the Company’s business and prospects.
Gross margin

	Three months ended December 31,			Nine months ended December 31,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Gross margin $	$37,699	$14,040	168.5%	$93,550	$38,345	144.0%
Gross margin %	42.6%	39.0%	9.2%	43.0%	38.6%	11.4%
Total gross margin, inclusive of the impact of other direct costs of revenues (including amortization of intangibles), was approximately $37,699 or 42.6% and $93,550 or 43.0% of net revenues, respectively, for the three and nine months ended December 31, 2020 versus approximately $14,040 or 39.0% and $38,345 or 38.6% of net revenues, respectively, for the three and nine months ended December 31, 2019. The increase in gross margin over the comparative periods was $23,659 or 168.5% and $55,205 or 144.0%, respectively. Of the increases in gross profit and gross margin, application media delivery drove approximately $16,149 or 68.3% and $30,716 or 55.6%, respectively, of the period-over-period increases driven by continued organic expansion of our platform while content media delivery contributed the remaining $7,510 or 31.7% and $24,489 or 44.4%, respectively, of the period-over-period increases largely driven from the additional content delivery solutions provided by the Acquisition. The increase was primarily attributable to an increased yield from an improved mix of partner diversification and non-dynamic application media install revenue on our Media Distribution platform and from a full two quarters of accretive gross margin contribution from content media distribution from the Acquisition, as compared to the prior comparative periods.
Operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Product development	$5,202	$2,783	86.9%	$13,827	$8,312	66.3%
Sales and marketing	5,219	2,815	85.4%	14,372	7,534	90.8%
General and administrative	6,761	4,310	56.9%	22,096	12,212	80.9%
Total operating expenses	$17,182	$9,908	73.4%	$50,295	$28,058	79.3%
Total operating expenses for the three and nine months ended December 31, 2020 were approximately $17,182 and $50,295, respectively, and for the three and nine months ended December 31, 2019 were approximately $9,908 and $28,058, respectively, an increase of approximately $7,274 or 73.4% and $22,237 or 79.3% over the comparative periods, respectively. This change was a result of continued growth, including the acquisition of Mobile Posse. Company-wide cost control measures show the Company's ability to scale revenue at a greater rate than operating expense.

    Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses for the three and nine months ended December 31, 2020 were approximately $5,202 and $13,827, respectively, and for the three and nine months ended December 31, 2019 were approximately $2,783 and $8,312, respectively, an increase of approximately $2,419 or 86.9% and $5,515 or 66.3%, respectively, over the comparative periods. The increase in product development expenses over the comparative periods was primarily attributable to increased product development headcount, both organic and through the Acquisition, and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the three and nine months ended December 31, 2020 were approximately $5,219 and $14,372, respectively, and for the three and nine months ended December 31, 2019 were approximately $2,815 and $7,534, respectively, an increase of approximately $2,404 or 85.4% and $6,838 or 90.8%, respectively, over the comparative periods. The increase in sales and marketing expenses over the comparative periods was primarily attributable to the addition of new personnel in existing markets related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional and consulting costs in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the three and nine months ended December 31, 2020 were approximately $6,761 and $22,096, respectively, and for the three and nine months ended December 31, 2019 were approximately $4,310 and $12,212, respectively, an increase of approximately $2,451 or 56.9% and $9,884 or 80.9%, respectively, over the comparative periods. The increase over the comparative periods was primarily attributable to employee-related expenses as a function of higher headcount, inclusive of an increase in the Company's annual accrued bonus expense, increase in depreciation and amortization related to capitalized internal-use software, and continued growth including the acquisition of Mobile Posse. These increases in expense were partially offset by a true-up credit of $1,397 to stock option expense related to the Company's adoption of ASU 2018-07. Although this is an out-of-period adjustment, the Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim period, nor to the three and nine months ended December 31, 2020. Therefore, we recorded the adjustment in the third quarter of fiscal year 2021 rather than revising prior periods presented.

Interest and other income / (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2020	2019	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Interest income / (expense), net	$(266)	$59	(550.8)%	$(859)	$118	(828.0)%
Change in fair value of warrant liability	—	(870)	100.0%	—	(10,601)	100.0%
Change in estimated contingent consideration	(4,662)	—	(100.0)%	(15,419)	—	(100.0)%
Other income / (expense)	(13)	(19)	(31.6)%	(51)	455	(111.2)%
Total interest and other income / (expense), net	$(4,941)	$(830)	(495.3)%	$(16,329)	$(10,028)	(62.8)%
Total interest and other income / (expense), net, for the three and nine months ended December 31, 2020 was approximately $4,941 and $16,329, respectively, and for the three and nine months ended December 31, 2019 was approximately $830 and $10,028, respectively, an increase in interest and other income / (expense), net, of approximately $4,111 or 495.3% and $6,301 or 62.8%, respectively, over the comparative periods. The increase in interest and other income / (expense), net, over the comparative periods was primarily attributable to the change in fair value of warrant liability, due to the conversion of all warrants during fiscal year 2020, as well as the change in estimated contingent consideration for adjustments to the earn-out due to ACME. Interest and other income / (expense), net, includes net interest income / (expense), change in fair value of warrant liability, change in estimated contingent consideration, and other ancillary income / (expense) earned or incurred by the Company.
Interest income / (expense), net
The Company recorded $(266) and $(859), respectively, of interest income / (expense), net, during the three and nine months ended December 31, 2020. This is comprised of amortization of annual facility fees and interest accrued on drawn amounts under the New Credit Agreement, partially offset by interest income earned on cash balances.
In the prior fiscal year, the Company recorded $59 and $118, respectively, of interest income / (expense), net, during the three and nine months ended December 31, 2019. This is comprised of interest income earned on cash balances.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of December 31, 2020, we had cash totaling approximately $43,659 and $5,000 available to draw on the New Credit Agreement.
On February 3, 2021, the Company entered into a new $100,000 revolving credit facility with Bank of America and, in connection therewith, terminated the New Credit Agreement and repaid all amounts outstanding thereunder. For further discussion, see Part II, Item 5 of this Form 10-Q.
Cash Flow Summary

	Nine months ended December 31,
	2020	2019	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities - continuing operations	$48,612	$20,155	141.2%
Acquisition of Mobile Posse	(7,968)	—	(100.0)%
Capital expenditures	(6,545)	(3,179)	(105.9)%
Payment of contingent consideration	(16,957)	—	(100.0)%
Options and warrants exercised	5,927	6,353	(6.7)%
Repayment of debt obligations	(750)	—	(100.0)%
Effect of exchange rate changes on cash	(319)	(364)	12.4%

Operating Activities
During the nine months ended December 31, 2020 and 2019, the Company's net cash provided by operating activities from continuing operations was $48,612 and $20,155, respectively, a positive change of $28,457 or 141.2%. The increase in net cash provided by operating activities was primarily attributable to the Company's net income for the nine months ended December 31, 2020 and the change in working capital accounts over the comparative periods.
During the nine months ended December 31, 2020, net cash provided by operating activities from continuing operations was $48,612, resulting from a net income of $24,828 offset by net non-cash expenses of $20,257, which included depreciation and amortization, change in provision for doubtful accounts, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, change in estimated contingent consideration, and payment of contingent consideration in excess of amount capitalized at acquisition of approximately $5,062, $854, $55, $3,545, $741, 15,419, and $5,419, respectively. Net cash provided by operating activities during the nine months ended December 31, 2020 was also impacted by the change in net working capital accounts as of December 31, 2020 as compared to March 31, 2020, with a net increase in current liabilities of approximately $28,630 (inclusive of accounts payable, accrued license fees and revenue share, accrued compensation, and other current liabilities) offset by a net increase in current assets of approximately $25,048 (inclusive of accounts receivable and prepaid expenses and other current assets but excluding cash) over the comparative periods. Lastly, net cash provided by operating activities during the nine months ended December 31, 2020 was also impacted by decreases in right-of-use assets of $430 and other non-current liabilities of $485, mainly due to the long-term components of our leases from our implementation of ASC 842.
Investing Activities
For the nine months ended December 31, 2020, net cash used in investing activities was approximately $14,513, which is comprised of capital expenditures related mostly to internally-developed software of $6,545 and additional consideration paid related to working capital adjustments and earn-out payments in connection with our acquisition of Mobile Posse of $7,968. For the nine months ended December 31, 2019, net cash used in investing activities was approximately $3,179, which is comprised of capital expenditures related mostly to internally-developed software.
Financing Activities
For the nine months ended December 31, 2020, net cash used in financing activities was approximately $11,780, comprised of payment of contingent consideration of $16,957 and repayment of debt obligations of $750, offset by proceeds from the exercise of stock options of $5,927. For the nine months ended December 31, 2019, net cash provided by financing activities was approximately $6,353, comprised of proceeds from the exercise of stock options and warrants.
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
At December 31, 2020, there was $19,250 outstanding principal on the New Credit Agreement and the Company had $5,000 available to draw under the revolving line of credit.
The Company was in compliance with all covenants of the New Credit Agreement as of December 31, 2020.
On February 3, 2021, the Company entered into a new $100,000 revolving credit facility with Bank of America and, in connection therewith, terminated the New Credit Agreement and repaid all amounts outstanding thereunder. For further discussion, see Part II, Item 5 of this Form 10-Q.

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
During the three and nine months ended December 31, 2020, $4,662 and $15,419 was added to the previous estimated earn-out of $23,735, bringing the estimated total earn-out related to the acquisition of Mobile Posse to $39,154. Of the amounts recorded and accrued for the earn-out related to the Acquisition, $29,154 has been paid to ACME and $10,000 remains accrued as of December 31, 2020. See Note "Commitments and Contingencies" for more information regarding the estimated earn-out. As of December 31, 2020, estimated total consideration, inclusive of estimated remaining earn-out, for the Acquisition is $81,107, of which $71,107 has been paid and $10,000 remains accrued. The actual remaining earn-out payment is subject to continued performance of the Acquisition, and is subject to re-valuation prior to the final settlement based on final actual results and calculations in March 2021.
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
Critical Accounting Policies and Judgments
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.
Item 3.    Defaults Upon Senior Securities
    Not applicable.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information

Fourth Amendment to Bylaws of Digital Turbine, Inc.

On January 29, 2021, the Board of Directors (the “Board”) of Digital Turbine, Inc. (the “Company”) approved amendments to Article II and Article III of the Bylaws of the Company (the “Amendment”).

The Amendment contains an advance notice procedure with regard to items of business to be brought before an annual or special meeting of stockholders by a stockholder. These procedures require that the stockholder give timely notice in writing to the Secretary of the Company and that such item of business otherwise be a proper matter for stockholder action. To be timely, a stockholder’s notice must be received by the Secretary of the Company at the principal executive offices of the Company not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the Company. In the event that the annual meeting is called for a date more than 50 days prior to such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was first mailed or public disclosure of the date of the meeting was first made, whichever first occurs. Stockholder proposals to be brought before the 2022 annual meeting of stockholders of the Company under these procedures will be considered untimely if they are submitted before May 18, 2021 or after June 17, 2021. The Amendment requires that the notice of the proposal contain certain information concerning the proposing stockholder and the proposal.

The Amendment also contains a similar advance notice procedure for the nomination of candidates for election to the Board by stockholders. Director nominations to be brought by stockholders before the 2022 annual meeting of stockholders of the Company will be considered untimely if they are submitted before May 18, 2021 or after June 17, 2021.

New Credit Facility

On February 3, 2021, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Bank”), which provides for a revolving line of credit of $100,000,000, with an accordion feature enabling the Company to increase the amount to up to $200,000,000, to be used for acquisitions, working capital, and general corporate purposes. Digital Turbine Media, Inc. (“DT Media”) and Digital Turbine USA, Inc. (“DT USA”) are additional co-borrowers under the Credit Agreement.

The revolving line of credit matures on February 3, 2024.

Amounts outstanding under the Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin which ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio. The obligations under the Credit Agreement are secured by a grant of a security interest in substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary covenants, representations, and events of default, and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.

The description of the Credit Agreement provided herein is qualified by reference to the Credit Agreement, which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated by reference herein.

The Credit Agreement contains representations and warranties by each of the parties to the Credit Agreement, which were made only for the purposes of the Credit Agreement and, in some cases, as of specified dates. The representations, warranties, and covenants in the Credit Agreement were made solely for the benefit of the parties to the Credit Agreement, are subject to limitations agreed upon by such parties (including being qualified by schedules), may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and are subject to standards of materiality applicable to the parties that may differ from those applicable to others. Others should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the Credit Agreement and such subsequent information may or may not be fully reflected in the Company’s public disclosures.

Termination of Existing Credit Facility

In connection with the Company entering into the Credit Agreement with the Bank as described above, on February 3, 2021, the Company and Western Alliance Bank terminated the Credit Agreement, dated February 28, 2020, by and among the Company, DT Media, DT USA, and Western Alliance Bank (and the amendments thereto), which was the previous term loan and revolving credit facility of the Company.

ITEM 6.    EXHIBITS

3.1	Fourth Amendment to Bylaws of Digital Turbine, Inc.*

10.1	Credit Agreement, dated February 3, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., and Bank of America, N.A.*

31.1	Certification of William Stone, Principal Executive Officer.*

31.2	Certification of Barrett Garrison, Principal Financial Officer.*

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.+

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350.+

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
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
Dated: February 3, 2021
	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.
Dated: February 3, 2021
	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)