Form 10-K
period 2021-03-31
Digital Turbine, Inc.
filed 2021-06-10
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2020 was $2,818,538,255.
As of June 8, 2021, the Company had 93,315,883 shares of its common stock, $0.0001 par value per share, outstanding.

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
FOR THE PERIOD ENDED March 31, 2021

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
•a decline in general economic conditions nationally and internationally;
•decreased market demand for our products and services;
•market acceptance and brand awareness of our products;
•risks associated with indebtedness;
•ability to comply with financial covenants in outstanding indebtedness;
•the ability to protect our intellectual property rights;
•impact of any litigation or infringement actions brought against us;
•competition from other providers and products based on pricing and other activities;
•risks and costs in product development;
•the potential for unforeseen or underestimated cash requirements or liabilities;
•risks associated with adoption of our products among existing customers and adoption of our platform and time to revenue with new customers (including the impact of possible delays with major partners in the roll-out of mobile phones and other devices deploying our products and other factors out of our control);
•risks associated with delays in major mobile phone and other device launches, or the failure of such launches to achieve the scale and customer adoption that either we or the market may expect;
•the impact of currency exchange rate fluctuations on our reported GAAP financial statements;
•the challenges, given the Company’s comparatively small size, to expand the combined Company's global reach, accelerate growth, and create a scalable business model that drives EBITDA (as well as Adjusted EBITDA);
•varying and often unpredictable levels of orders;
•the challenges inherent in technology development necessary to maintain the Company’s competitive advantage, such as adherence to release schedules, costs and time required for finalization, and gaining market acceptance in new products;
•technology management risk as the Company needs to adapt to the complex specifications of different partners and the management of a complex technology platform, given the Company's relatively limited resources;
•inability to raise capital to fund continuing operations;
•changes in government regulation;
•volatility in the price of our common stock and ability to satisfy exchange continued-listing requirements;
•rapid and complex changes occurring in the mobile device marketplace,
•risks and uncertainties associated with the successful integration of our acquisitions of Triapodi Ltd., AdColony Holding AS, and Fyber N.V.;
•risks associated with the failure or inability to pay the future consideration due in the AdColony and Fyber acquisitions;
•challenges and risks associated with our rapid growth by acquisitions and resulting significant demands on our management and our infrastructure;
•challenges and risks associated with our global operations and related business, political, regulatory, operational, financial and economic risks as a result of our global operations;
•risks and uncertainties associated with the realization of the anticipated benefits of the aforementioned acquisitions; and
•other risks described in the risk factors in Item 1A of this Form 10-K under the heading “Risk Factors.”

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
    Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), Mobile Posse, Inc. ("Mobile Posse"), Triapodi Ltd, and Triapodi Inc. (collectively, "Appreciate").

ITEM 1.	BUSINESS
Current Operations
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to mobile devices. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through March 31, 2021, Digital Turbine's technology platform has been adopted by over 35 mobile operators and device original equipment manufacturers ("OEMs") and has delivered more than 5.3 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (which refers to operators and OEMs) and the reportable segment Advertising.
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
The Company's Media Distribution business consists of products and services that simplify the discovery and delivery of mobile applications and content media for consumers.
•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using developed technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.
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

Acquisitions
The Company recently completed the below-described acquisitions of Appreciate, AdColony, and Fyber in order to help execute on its expressed strategy of becoming a leading end-to-end solution for mobile brand acquisition, advertising, and monetization.
Mobile Posse, Inc. On February 28, 2020, the Company completed the acquisition of Mobile Posse. The acquisition of Mobile Posse is consistent with the Company's strategy to provide a comprehensive media and advertising solution for operator and OEM partners while enriching the mobile experience for end users by delivering relevant media rich content to their fingertips. The addition of Mobile Posse's offerings will provide synergies and options for our partners and advertisers. The Company's suite of offerings continue to focus on promoting higher user engagement and boosting advertising revenue for mobile operators and OEMs. See Note “Acquisitions” to the consolidated financial statements in Item 8 of this Annual Report for more information.
Appreciate. On March 1, 2021, DT EMEA entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate), the stockholder representative, and the stockholders of Appreciate pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20.0 million in cash. In connection with the acquisition, under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6.0 million in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. Appreciate is a programmatic mobile advertising demand-side platform ("DSP") company headquartered in Israel. Appreciate’s platform collaborates closely with mobile measurement partners (“MMPs”), exchanges, advertisers, and other partners to programmatically provide a transparent ecosystem designed to optimize user acquisition and ROI for the mobile advertisers utilizing its platform. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
AdColony Holding AS. On April 29, 2021, DT Media completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement with AdColony and Otello Corporation ASA, a Norway company and the sole shareholder of AdColony (“Otello”). DT Media acquired all of the outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $350.0 million to $375.0 million, to be paid as follows: (1) $100.0 million in cash paid at closing (which was subject to customary closing purchase price adjustments), (2) $100.0 million in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $150.0 million to $175.0 million, to be paid in cash, based on AdColony achieving certain future target net revenues, less associated cost of goods sold, over a twelve-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, DT Media would pay Otello a certain percentage of actual net revenues (less associated cost of goods sold) of AdColony depending on the extent to which AdColony achieves certain target net revenues (less associated cost of goods sold) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period. The Company paid the closing amount and intends to pay the remainder of the purchase price with a combination of available cash on hand and borrowings under its existing senior credit facility along with future capital financing. AdColony is a leading mobile advertising platform servicing advertisers and publishers with a reach of more than 1.5 billion monthly global users. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands.
Fyber, N.V. On May 25, 2021, the Company and DT Media completed the initial closing of the acquisition of 523,553,108 shares, representing approximately 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V., a public limited liability company registered with the Netherlands Chamber of Commerce Business Register (“Fyber”), pursuant to a Sale and Purchase Agreement between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and DT Luxembourg. The Seller transferred and delivered 400,000,000 shares of the Majority Fyber Shares to DT Media on the closing date and will deliver the remaining 123,553,108 shares of the Majority Fyber Shares to DT Media in June 2021. The remaining approximately 4.9% of the shares in Fyber (the “Minority Fyber Shares”) are widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”).

DT Media acquired the Majority Fyber Shares in exchange for an estimated aggregate consideration of up to $600.0 million, consisting of (i) $150.0 million in cash, which was subject to adjustments for certain items including the amount of cash consideration to be paid to the Minority Fyber Shareholders for the Minority Fyber Shares, paid at the closing of the acquisition, (ii) 3,216,935 newly issued shares of common stock of the Company equal in value to $235.0 million (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), issued at the closing of the acquisition, (iii) 2,599,653 newly issued shares of common stock of the Company equal in value to $165.0 million (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), to be issued in June 2021 after the receipt by the Company of a tax exemption certificate from the Israel Tax Authority, and (iv) contingent upon Fyber’s net revenues being equal or higher than $100.0 million for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of Company common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares and cash in aggregate will not exceed $50.0 million (subject to set-off against certain potential indemnification claims against the Seller). The Company paid the cash closing amount on the closing date, and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash on hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution.
Pursuant to certain German law on public takeovers, following the closing, the Company is obligated to make a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer will be subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration offered to the Minority Fyber Shareholders in connection with the tender offer, will be subsequently determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during the second fiscal quarter 2022.
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
DT Media (the “A&P Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing ("A&P") business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit, as defined by the A&P Agreement, derived from these customer agreements for a period of three years as outlined in the Company’s Form 8-K filed May 1, 2018 with the SEC. The transaction was completed in June 2018. With the sale of these assets, the Company exited the segment of its Advertising business previously referred to as the A&P business.
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
Our technology platform enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a mobile device through a variety of offerings, allowing mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), Cost-Per-Action (CPA) with third-party advertisers; or via Per-Device-License Fees (PDL) agreements which allow operators and OEMs to leverage the platform, products, and features for a structured fee. There are several different delivery methods available to operators and OEMs on first boot of the device: Wizard, Silent, or Software Development Kit ("SDK"). We also provide additional platform monetization options, outside of our core application delivery technology, that monetize user actions over the life-cycle of a device by delivering targeted media-rich advertising content to the end-user. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs an opportunity for additional revenue streams. The Company has launched its platform with mobile operators and OEMs in North America, Latin America, Europe, Asia Pacific, India and Israel.
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
Our primary competition for traditional application distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, IronSource, WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor International, Magnite, Brightcove, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition. And finally, although we do not see any competition from larger Enterprise application players such as IBM, Citrix, Oracle, or MobileIron, it is possible they could decide to compete against our platform.

Product Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining carrier certification and deploying our products across various mobile phone carriers and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the fiscal years ended March 31, 2021, 2020, and 2019 were $20.1 million, $12.0 million, and $10.9 million, respectively.
Intellectual Property
We consider our trademarks, copyrights, trade secrets, patent and other intellectual property rights, including those in our know-how and the software code of our proprietary technology, to be, in the aggregate, material to our business. We protect our intellectual property rights by relying on federal and state statutory and common law rights, foreign laws where applicable, as well as contractual restrictions.
As of March 31, 2021, we have 6 U.S. patents and 3 U.S. patent applications related to different components of our platform. In addition, we own and use trademarks and service marks on or in connection with our proprietary technology and related services, including both unregistered common law marks and issued trademark registrations.
We design, test and update our products, services and websites regularly, and we have developed our proprietary solutions in-house. Our know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We take steps to protect our know-how, trade secrets and other confidential information, in part, by entering into confidentiality agreements with our employees, consultants, developers and vendors who have access to our confidential information, and generally limiting access to and distribution of our confidential information.
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position.
Contracts with Customers
We have both exclusive and non-exclusive carrier and OEM agreements. Our agreements with advertisers are generally non-exclusive. Our carrier and OEM agreements for our Advertising business are multi-year agreements, with terms that are generally longer than one to two years. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third-party’s intellectual property. Most of our sales are made either directly to application developers, advertising agencies representing application developers or through advertising aggregators.
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
With respect to customer revenue concentration, during the fiscal year ended March 31, 2021, no single customer represented more than 10% of net revenues. During the fiscal year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues. During the fiscal year ended March 31, 2019, one major customers, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues.

With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the fiscal year ended March 31, 2021, T-Mobile US Inc., including Sprint and other subsidiaries, a carrier partner, generated 26.4%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 22.3%, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 18.5%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.8% of our net revenues. During the fiscal year ended March 31, 2020, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 30.0%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.7% of our net revenues. During the fiscal year ended March 31, 2019, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 45.9% and AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 38.7% of our net revenues.
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
People and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. As of March 31, 2021, we employed 280 full-time employees. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives that are focused to achieve these objectives include:
Total Compensation and Benefits. Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We believe in economic security for all employees and have adopted a living wage policy. All employees are eligible for performance bonuses of at least 10% of base salary, which can be paid out significantly higher based on performance. In addition, each employee receives a new-hire long-term incentive stock option grant and an annual long-term incentive stock option grant. We also provide our employees twelve weeks of paid short-term disability at 100% of base pay, which includes parental leave.
Inclusion and Diversity. We take great pride in our diversity and inclusion. We seek a diverse and inclusive work environment and transparently measure our progress to ensure that our employee populations are reflective of the communities in which we reside. We evaluate all of our people practices, particularly in talent acquisition and pay equity. We benchmark our demographics to our industry, both at an overall level and a professional category level (VPs and above, directors, managers, individual contributors, and administrative), and note that we are either at the high end or exceed the benchmark in every diversity category.
Culture and Values. We have adopted our culture values of Hustle, Results, Accountability, Global, Freedom and Laugh to help create and foster a culture where every employee is empowered, engaged and trusted to be their best at work. We sponsor and support our Community Action Teams, which is an employee-led program designed to create purposeful action to build a stronger and better-connected team. The Community Action Teams have helped drive meaningful advancements in on-boarding, cross-functional understanding, a mentoring program, and a Digital Turbine Gives campaign where employees volunteer in the community over a six-week period on an annual basis.
Workplace Flexibility. As part of our “Freedom” value, and before the COVID-19 pandemic drove a shift to remote work, we established a workplace strategy to provide more flexible work options to enable employees to work from the location and with the schedule they desire. As a result, we had process, culture, and technology in place that allowed us to seamlessly pivot to a fully remote workforce following the onset of the COVID-19 pandemic. As a result of the shift to fully remote work, we provided an allowance of up to one thousand dollars for each employee for home office set-up or personal expenses such as tutoring or caregiving services. We also re-purposed computers for employees who required more devices to support remote learning for dependents.

Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, consumer protection, taxation, anti-corruption and political law compliance, and securities law compliance. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. Refer to “Item 1A. Risk Factors” for further discussion of government regulations and the associated risks.
History of Digital Turbine, Inc.
The Company was originally incorporated in the State of Delaware on November 6, 1998. In January 2015, the Company changed its name to Digital Turbine, Inc. and its NASDAQ ticker symbol to APPS.
In March 2015, the Company, through a wholly-owned subsidiary, acquired Appia, Inc., which was renamed Digital Turbine Media, Inc. and is referred to in this Form 10-K as “DT Media.”
In February 2020, the Company acquired all of the capital stock of Mobile Posse, Inc ("Mobile Posse").
On March 1, 2021, Digital Turbine, through its subsidiary DT EMEA, an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Appreciate, the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate.
Subsequently to the fiscal year ended March 31, 2021, in connection with the Company’s strategy to be a leading end-to-end solution for mobile brand acquisition, advertising, and monetization, the Company completed the acquisition of AdColony on April 29, 2021 and the acquisition of Fyber on May 25, 2021.
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

Risk Factors Summary
Our business operations are subject to numerous risks and uncertainties, including those outside our control, that could cause our business, financial condition, or operating results to be harmed, including risks regarding the following:
General Risks
•The markets for our products and services are rapidly evolving and may decline or experience limited growth.
•We may not achieve or sustain profitability in the future.
•We have a limited operating history for our current portfolio of assets.
•The failure to successfully integrate our recent acquisitions may adversely affect our future results.
•The failure to pay the future consideration due in the AdColony and Fyber acquisitions could have a material adverse effect.
•Growth may place significant demands on our management and our infrastructure.
•Our operations are global in scope, and we face added business, political, regulatory, operational, financial and economic risks as a result of our international operations.
•Our financial results could vary significantly from quarter to quarter and are difficult to predict.
•If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services, our operating results and financial condition could be harmed.
•Our business is dependent on the continued growth in usage of smartphones and other mobile connected devices.
•If mobile connected devices, their operating systems or content distribution channels develop in ways that prevent advertising or content from being delivered to their users, our ability to grow our business will be impaired.
•If we fail to deliver our products and services ahead of the commercial launch of new mobile handset models, our sales may suffer.
•We may be unable to develop and introduce in a timely way new products or services, and our products and services may have defects, which could harm our brand.
•If we fail to maintain and enhance our capabilities for our offerings to a broad array of mobile operating systems, our sales could suffer.
•We may be subject to legal liability associated with providing mobile and online services.
•Our business is dependent on our ability to maintain and scale our infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our financial results.
•Our products, services and systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
•We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers could adversely affect our business.
•Our business is highly dependent on decisions and developments in the mobile device industry.
•Our business may depend in part on our ability to collect and use location-based information about mobile connected device users.
•We do not have long-term agreements with advertiser clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue.
•Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
•Our business may involve the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
•System security risks and cyber-attacks could disrupt our internal operations or information technology services provided to customers.
Advertising Risks
•Our revenues may fluctuate significantly based on mobile device sell-through, over which we have no control.
•Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely an Android-based technology provider.
•We currently rely on wireless carriers and OEMs to distribute our products and services and thus to generate much of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.
•The mobile advertising business is an intensely competitive industry, and we may not be able to compete successfully.
•The Company’s advertising business depends on our ability to collect and use data to deliver applications, and any limitation on the collection and use of this data could significantly diminish the value of the Company’s services.

Risks Related to Our Market
•If we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.
•The strategic direction of the Company's businesses is developing and not completely proven or certain.
Risks Relating to Our Industry
•Wireless technologies are changing rapidly, and we may not be successful in working with these new technologies.
•The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our products and services.
•If wireless subscribers do not continue to use their mobile handsets to access mobile content and other applications, our business growth and future revenues may be adversely affected.
•A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our offerings, increase our costs, and cause our offerings to be published later than anticipated.
•Our business depends on the growth and maintenance of wireless communications infrastructure.
•Actual or perceived security vulnerabilities in devices or wireless networks could adversely affect our revenues.
Risks Related to Our Management, Employees, and Acquisitions
•Our business and growth may suffer if we are unable to hire and retain key talent, who are in high demand.
•The acquisition of other technologies could result in operating difficulties, dilution, and other harmful consequences.
•Changes to financial accounting standards could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.
Risks Related to Potential Liability, Our Intellectual Property, and Our Content
•If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.
•Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.
•Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled wireless carriers, increase the risks associated with our international activities.
•Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content, products and services available in certain jurisdictions.
Risks Relating to Our Common Stock and Capital Structure
•The Company has secured and unsecured indebtedness, which could limit our financial flexibility.
•To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.
•The market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price.
•The sale of securities by us in any equity or debt financing, or the issuance of new shares related to an acquisition, could lower the market price for our common stock.
Risks Related to Our Business
General Risks
The markets for our products and services are rapidly evolving and may decline or experience limited growth.
The industry in which we operate is characterized by rapid technological change, new features, tools, solutions and strategies, evolving legal and regulatory requirements, changing customer needs and a dynamic competitive market. Our future success will depend in large part on the continued growth of our markets and our ability to improve and expand our products and services to respond quickly and effectively to this growth.

The opportunities provided by apps, mobile advertising and other engagement touchpoints in mobile devices are still relatively new, and our customers, which include advertisers, app developers, advertising networks, wireless carriers and OEMs, may not recognize the need for, or benefits of, some or all of our products and services. Moreover, they may decide to adopt alternative products and services to satisfy some portion of their business needs.
If we fail to deliver timely releases of products that are ready for use, release a new version, service, tool or update, or respond to new offerings by competitors, or if new technologies emerge that are able to deliver competitive products or services more efficiently, more conveniently or more securely than our products and services, then our position in our markets could be harmed, and we could lose customers, which would adversely affect our business and results of operations.
Further, we must be able to keep pace with rapid regulatory changes in order to compete successfully in our markets. Our revenue growth depends on our ability to respond to frequently changing data protection regulations, policies and user demands and expectations, which will require us to incur additional costs to implement. The regulatory landscape in this industry is rapidly shifting, and we may become subject to new regulations that restrict our operations or materially and adversely affect our business, financial condition, and results of operations.
Our ability to succeed within the markets that our products and services address and continue to be profitable in the future depends upon a number of factors, including the cost, performance and perceived value associated with our individual products and services. Significant time, resources and expertise are required in order to build the technology that can deliver automated, high-quality user growth and monetization, while meeting user expectations for tailored experiences and relevant advertising.
The markets for our products and services could fail to grow significantly or there could be a reduction in demand for our products or services as a result of a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our markets do not continue to experience growth or if the demand for our products and services decreases, then our business, financial condition and results of operations could be materially and adversely affected.
We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability in the future.
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
Evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As a developing company in the emerging mobile application industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•maintain our current, and develop new, wireless carrier, OEM, application developer and advertiser relationships, in both international and domestic markets;
•retain or improve our current revenue-sharing arrangements;
•continue to develop new high-quality products and services that achieve significant market acceptance;
•continue to develop and upgrade our technology;
•continue to enhance our information processing systems;
•increase the number of end users of our products and services;
•execute our business and marketing strategies successfully;

•respond to competitive developments; and
•attract, integrate, retain and motivate qualified talent.
We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts may be very expensive, which could adversely impact our operating results and financial condition.
The failure to successfully integrate the business and operations of our recent acquisitions in the expected time frame may adversely affect our future results.
We recently completed the acquisitions of Triapodi Ltd. (d/b/a Appreciate) (“Appreciate”) on March 2, 2021 and AdColony Holding AS (“AdColony”) on April 29, 2021 and Fyber N.V. ("Fyber") on May 25, 2021. We believe the acquisitions of Appreciate, AdColony, and Fyber will result in certain benefits, including providing vertical integrations integral to achieving the Company's strategic goal of being a powerful, best-in-class, end-to-end solution for mobile brand acquisition, advertising, and monetization. To realize these anticipated benefits, however, the businesses of Appreciate, AdColony, and Fyber must be successfully integrated. The success of the acquisitions will depend on our ability to realize these anticipated benefits from integrating all three businesses. The acquisitions may fail to realize the anticipated benefits for a variety of reasons, including the following:
•failure to harmonize the full vertical operations;
•failure to successfully take advantage of revenue growth opportunities;
•failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the complementary offerings;
•the burden of integrating three businesses simultaneously on talent and systems;
•potential difficulties integrating and harmonizing operations and other key functions;
•failure to successfully scale and grow human and system resources to meet the demands of a larger international organization;
•the loss of key employees; and
•failure to combine product offerings quickly and effectively.
The integration may result in additional and unforeseen expenses or delays. If we are unable to successfully integrate the business and operations of our recent acquisitions, or if there are delays in integrating the businesses, the anticipated benefits of the acquisitions may not be realized or may take longer to realize than expected.
The failure to pay the future consideration due in the AdColony and Fyber acquisitions could have a material adverse effect.
Under the terms of the Share Purchase Agreement for the acquisition of AdColony, we must pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $150.0 million to $175.0 million in cash following December 31, 2021. In addition, under the terms of the Sale and Purchase Agreement for the acquisition of Fyber, we must pay the tender offer consideration in cash and a potential earn-out payment of up to $50.0 million, which may be paid in shares of our common stock or, under certain circumstances, in cash. In order to fund the future cash payments due in respect of the AdColony and Fyber acquisitions, we will need to use cash flows from operations and borrowings under our existing revolving credit facility and may need to access the capital markets. If our cash flows and borrowings under our revolving credit facility are not available for any reason, we would be forced to seek funds from the capital markets. We may not be able to effect any such monies on commercially reasonable terms or at all and, even if successful, we might not raise sufficient funds to meet such payment obligations. Any such event would have a material adverse effect on our financial condition and business.

Growth may place significant demands on our management and our infrastructure.
In recent years, we have significantly grown the scale of our business. In addition, we recently consummated the acquisitions of Appreciate, AdColony, and Fyber. The growth and expansion of our business places significant strain on our management and our operational and financial resources. As we expand our product and service offerings and the usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality, and scaling our business, IT, financial, operating and administrative systems. There can be no assurance that we will appropriately allocate our resources in a manner that results in increased revenue or other growth in our business. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, which would hurt our revenue growth and our reputation. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Even if we are successful in our expansion and integration efforts, they will be expensive and complex and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and integration of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
Our growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to:
•develop and improve our operational, financial and management controls;
•enhance our reporting systems and procedures;
•recruit, train and retain highly skilled talent;
•maintain our quality standards; and
•maintain branded content owner, wireless carrier and end-user satisfaction.
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
Our operations are global in scope, and we face added business, political, regulatory, operational, financial, and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.
Our operations are global in scope, with operations, sales presence and customers in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new global industries, which will require the dedication of management attention and financial resources.
We expect international sales and growth to continue to be an important component of our revenues and operations. Risks affecting our international operations include:
•challenges caused by distance, language and cultural differences;
•multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;
•the burdens of complying with a wide variety of foreign laws and regulations;
•higher costs associated with doing business internationally;
•difficulties in staffing and managing international operations;
•greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;
•protectionist laws and business practices that favor local businesses in some countries;
•foreign tax consequences;
•foreign exchange controls that might prevent us from repatriating income earned in outside the United States;
•price controls;
•the servicing of regions by many different carriers;
•imposition of public sector controls;
•political, economic and social instability, including relating to the current European sovereign debt crisis;
•restrictions on the export or import of technology;
•trade and tariff restrictions;

•variations in tariffs, quotas, taxes and other market barriers; and
•difficulties in enforcing intellectual property rights in countries other than the United States.
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
•changes in pricing policies by us, our competitors, our vendors or our carriers and other distributors;
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
•the timing of compensation expense associated with equity compensation grants; and
•decisions by us to incur additional expenses for product and service development.
As a result of these and other factors, including seasonality attributable to the holiday seasons, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.
Placement of our products and services, or the failure of the market to accept our products and services, would likely adversely impact our revenues and thus our operating results and financial condition.
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

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services or if we incur excessive expenses promoting and maintaining our brand or our products and services, our potential revenues could be limited, our costs could increase, and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, application developers and advertisers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by users will depend on our ability to develop engaging products and quality services to maintain existing, and attract new, business relationships and users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, carriers, OEMs, advertisers and application developers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users, carriers, OEMs, advertisers and application developers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
Our business is dependent on the continued growth in usage of smartphones, tablets, and other mobile connected devices.
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the Internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:
•inadequate network infrastructure to support advanced features beyond just mobile web access;
•users’ concerns about the security of these devices;
•inconsistent quality of cellular or wireless connection;
•unavailability of cost-effective, high-speed Internet service;
•changes in network carrier pricing plans that charge device users based on the amount of data consumed; and
•new technology which is not compatible with our products and offerings.
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
If mobile connected devices, their operating systems, or content distribution channels, including those controlled by our competitors, develop in ways that prevent advertising or content from being delivered to their users, our ability to grow our business will be impaired.
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
In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our competitors. For example, Google controls the Android™ platform operating system. If our mobile software platform were unable to work on these operating systems, either because of technological constraints or because the developer of these operating systems wishes to impair our ability to provide ads on the operating system, our ability to generate revenue could be significantly harmed.

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
The planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our products or services is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships, damage to our advertiser and application developer relationships, and damage to our reputation and brand. In addition, new products and services may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a product or service is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.
If we fail to maintain and enhance our capabilities for our offerings to a broad array of mobile operating systems, our attractiveness to wireless carriers, equipment manufacturers, advertisers, and application developers will be impaired and our sales could suffer.
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
A majority of our revenues are currently being derived from a limited number of wireless carriers, advertisers, and application developers. If any one of these customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
If any of our primary customers were to terminate their commercial relationship with us or if they are unable to fulfill their payment obligations to us under our agreements with them, our revenues could decline significantly and our financial condition will be harmed.

We may be subject to legal liability associated with providing mobile and online services.
We provide a variety of products and services that enable carriers, manufacturers, application developers, advertisers, and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.
Our business is dependent on our ability to maintain and scale our infrastructure, including our employees and third parties, and any significant disruption in our service could damage our reputation, result in a potential loss of customers, and adversely affect our financial results.
Our reputation and ability to attract, retain, and serve customers is dependent upon the reliable performance of our products and services and the underlying infrastructure, both internal and from third-party providers. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products and services are unavailable, or if they do not load as quickly as expected, customers may not use our products as often in the future, or at all. If our customer base grows, we will need an increasing amount of infrastructure, including network capacity, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, ineffective business execution, epidemics, pandemics, or other catastrophic events.
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
Our products, services, and systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
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

We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could materially and adversely affect our business, financial condition, and results of operations.
We currently serve our customers from data centers in the United States and other locations worldwide, which are operated by a third-party cloud hosting provider. We use various third-party cloud hosting providers, such as Amazon Web Services (“AWS”), to provide cloud infrastructure for our platform. Our platform relies on the operations of this infrastructure. Customers need to be able to access, send requests and receive communication from our platform at any time, without interruption or degradation of performance. In addition, our platform depends on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our platform or serve our customers, which could materially and adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or incur additional costs under our customer and partner agreements or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
In the event that our service agreements relating to our data centers or cloud infrastructure are terminated or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform, loss of revenue from revenue-share and usage-based solutions, as well as significant delays and additional expense in arranging or creating new facilities and services or re-architecting our platform for deployment on a different data center provider or cloud infrastructure service provider, which could materially and adversely affect our business, financial condition and results of operations.
The Company’s business is highly dependent on decisions and developments in the mobile device industry over which the Company has no control.
The Company’s ability to maintain and grow its business will be impaired if mobile connected devices, mobile operating systems, networks, standards and content distribution channels, which are run by operating system providers and app stores including those controlled by the primary competitors of the Company, develop in ways that prevent the Company’s products and services from being delivered to their users.
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
In some cases, the parties that control the development of mobile connected devices and operating systems include companies that the Company would regard as its most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Google Play and Android™ platform operating system. If the Company’s mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair the Company’s ability to place or provide ads on them or its ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, the Company’s ability to maintain and grow its business will be impaired, and the Company’s results of operations and financial condition would be adversely affected, perhaps materially.

The parties that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, the Company and its customers are also subject to the policies, practices, guidelines, certifications and terms of service of such parties’ platforms on which we and our customers create, run and monetize applications and content. These policies, guidelines and terms of service govern the promotion, distribution, content and operation generally of applications and content available through such parties. The parties that control the operating systems have broad discretion to change and interpret their terms of service, guidelines and policies, and those changes may have an adverse effect on us or our customers’ ability to use our products and services. A party that controls the operating system may also change its fee structure, add fees associated with access to and use of its platform or app store, alter how customers are able to advertise and monetize on their platform, change how the personal or other information of its users is made available to application developers on their platform, limit the use of personal information and other data for advertising purposes or restrict how users can share information on their platform or across other platforms. If we or our customers were to violate a party’s terms of service, guidelines, certifications or policies, or if a party were to believe that such a violation occurred, then that party could limit or discontinue our or our customers’ access to its platform or app store. If our platform was unable to work effectively on these operating systems, this would have a material adverse effect on our business, financial condition and results of operations.
Parties that control operating systems, such as Apple or Google, could also change their technical requirements, guidelines or policies in a manner that materially and adversely impacts the way in which we or our customers collect, use and share data from user devices, including restricting our ability to use or read device identifiers, other tracking features or other device data. Our ability to provide our customers with our user growth and monetization solutions relies on access to and collection of certain data, including resettable device identifiers and interactions with advertisements served by our monetization solutions for purposes such as serving advertisements, limiting the number of advertisements served to a specific device, detecting and preventing advertisement fraud, creating reports for customers, providing support to customers and measuring the effectiveness of advertisements. Without such data, we may not be able to serve such advertisements effectively, provide our products and services to customers, improve our products and services and remain competitive. There also is the risk that a party that controls an operating system could limit or discontinue our access to its platform or app store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so, and we would have no recourse against any such party, which could have a material adverse effect on our business, financial condition and results of operations.
If any parties that control operating systems, including either Android or iOS, stop providing us with access to their platform or infrastructure, fail to provide reliable access, cease operations, modify or introduce new systems or otherwise terminate services, the delay caused by qualifying and switching to other operating systems could be time consuming and costly and could materially and adversely affect our business, financial condition and results of operations. Any limitation on or discontinuation of us or our customers’ access to any mobile operating system platform or app store could materially and adversely affect our business, financial condition, results of operations or otherwise require us to change the way we conduct business.
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

The Company does not have long-term agreements with its advertiser clients, and it may be unable to retain key clients, attract new clients, or replace departing clients with clients that can provide comparable revenue to the Company.
An important component of the Company’s future success is to retain and expand our relationships with existing customers and attract new customers. In order for the Company to maintain or improve our results of operations, it is important that the Company maintain positive relationships with existing customers and that they are satisfied with the products and services we provide. Our customer retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, such as the performance and perceived value associated with our products and services, including their perception of our continued development of products and services that are important to them, the business strength or weakness of our customers, the success of our customers’ apps and their ability to monetize, the entry and success of competitive products and overall general economic conditions in the geographic regions in which we operate. However, our efforts may not be successful despite the resources we devote to them, and our customers may choose to switch to one of our competitors or choose to replace our products with similar technology that the customer creates internally.
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
The Company’s business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements, or industry standards relating to consumer privacy and data protection.
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
As the Company expands its operations globally, compliance with regulations that differ from country to country also imposes substantial burdens on its business. In particular, the European Union (EU) has adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which became effective in 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.
The Company’s business may involve the use, transmission, and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
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
The Company’s success will depend on the continuing and uninterrupted performance of its own internal systems, which the Company will utilize to bid and place ads, deliver applications and ads, monitor the performance of advertising campaigns and manage its inventory of advertising space. Its revenue will depend on the technological ability of its platforms to deliver applications and ads. Sustained or repeated system failures that interrupt its ability to provide services to clients, including technological failures affecting its ability to deliver applications and ads quickly and accurately and to process mobile device users’ responses to applications and ads, could significantly reduce the attractiveness of its services to advertisers and reduce its revenue. The combined systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps the Company takes to increase the reliability and redundancy of its systems may be expensive and may not ultimately be successful in preventing system failures.
System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
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

Public health issues, such as a major epidemic or pandemic, could adversely affect our business or financial results.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged and subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in foreign, federal, state, and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommending people remain at home. Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 will disrupt the U.S. economy, consumer confidence, and the demand for our service offerings. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of the outbreak and the impact on carriers, OEMs, customers, and employees, all of which are highly uncertain and cannot be predicted, which could include reductions in sales of smartphones, tablets, and other devices or reductions in discretionary spending by customers or disruptions in employee or Company performance. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. We are conducting business as usual, with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by foreign, federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Changes to current accounting principles could have a significant effect on the Company’s reported financial results or the way in which it conducts its business.
We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission (the “SEC” or the “Commission”) and various other bodies formed to interpret, recommend, and announce appropriate accounting principles, policies, and practices. A change in these principles could have a significant effect on our reported financial results and related financial disclosures, and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:
•business consolidations;
•revenue recognition;
•leases;
•stock-based compensation; and
•accounting for goodwill and other intangible assets.
Changes in these or other rules may have a significant adverse effect on our reported financial results, disclosures, or in the way in which we conduct our business. See the discussion in “Summary of Significant Accounting Policies” set forth in the Notes to our Consolidated Financial Statements under Item 8 of this Annual Report, for additional information about our accounting policies and estimates and associated risks.
Advertising Risks
Our revenues may fluctuate significantly based on mobile device sell-through, over which we have no control.
A significant portion of our revenue is impacted by the level of sell-through of mobile devices on which our software is installed. Demand for mobile devices sold by carriers and OEMs varies materially by device, and if our software is installed on devices for which demand is lower than our expectations -- a factor over which we have no control as we do not market mobile devices -- our revenues will be impacted negatively, and this impact may be significant. As our software is deployed on a diversified universe of devices, this risk will be somewhat mitigated, as the relative performance of one device over another device will have less impact on us, but until we achieve diversification in our device installations, we will continue to be subject to revenue fluctuations based on device sell-through, and such fluctuations can be material. Further, it is difficult to predict the level of demand for a particular device, making our revenue projections correspondingly difficult. These issues can be ameliorated as we gain more significant carrier and OEM relationships and conversely these issues can be exacerbated with, as presently, a limited number of such relationships.

Activities of the Company’s advertiser clients could damage the Company’s reputation or give rise to legal claims against it.
The Company’s advertiser clients’ promotion of their products and services may not comply with foreign, federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of its clients to comply with federal, state or local laws or its policies could damage its reputation and expose it to liability under these laws. The Company may also be liable to third parties for content in the ads it delivers if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although the Company will generally receive assurance from its advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although it will normally be indemnified by the advertisers, a third-party or regulatory authority may still file a claim against the Company. Any such claims could be costly and time-consuming to defend and could also hurt the Company’s reputation. Further, if it is exposed to legal liability as a result of the activities of its advertiser clients, the Company could be required to pay substantial fines or penalties, redesign its business methods, discontinue some of its services or otherwise expend significant resources.
Loss or reduction of business from the Company’s large advertiser clients could have a significant impact on the Company’s revenues, results of operations, and overall financial condition.
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
Mobile applications and advertising are relatively new, as are our products, which are evolving, and growth in revenues from those areas is uncertain and changes in the industry may negatively affect our revenue and financial results.
While we anticipate that mobile usage will continue to be the primary driver of revenues related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEMs that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising cost per install (“CPI”) revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our products. Reduced open-rates could have a negative impact on the success of our products and our potential revenues earned from CPI. The mobile advertising market remains a new and evolving market and if we are unable to grow revenues or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.

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
We have both exclusive and non-exclusive carrier and OEM agreements. Historically, our carrier and OEM agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier and OEM agreements may vary. In addition, some carrier and OEM agreements provide that the parties can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers and OEMs to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third-party’s intellectual property.
Many other factors outside our control could impair our ability to generate revenues through a given carrier or OEM, including the following:
•the carrier or OEM's preference for our competitors’ products and services rather than ours;
•the carrier or OEM's decision not to include or highlight our products and services on the deck of its mobile handsets;
•the carrier or OEM's decision to discontinue the sale of some or all of products and services;
•the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;
•a failure of the carrier or OEM's merchandising, provisioning or billing systems;
•the carrier or OEM's decision to offer its own competing products and services;
•the carrier or OEM's decision to transition to different platforms and revenue models; and
•consolidation among carriers or OEMs.
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

The mobile advertising business is an intensely competitive industry and we may not be able to compete successfully.
The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. The Company’s mobile advertising platform will compete primarily with Facebook, Twitter, Snap, and Google, all of which are significantly larger than us and have far more capital to invest in their mobile advertising businesses. The Company will also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
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

The success of the Company’s advertising business model will depend on its ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from the Company’s platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, the Company’s ability to deliver effective advertising campaigns on behalf of its advertiser clients would suffer, which could hurt its ability to generate revenue and become profitable.
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
The distribution of applications, mobile advertising, development, distribution and sale of mobile products and services is a highly competitive business. We compete for advertisers primarily on the basis of positioning, performance, brand, quality and price. We compete for wireless carriers placement based on these factors, as well as historical performance, technical know-how, perception of sales potential and relationships with advertisers and other intellectual property. We compete for platform deployment contracts among other mobile platform companies. We also compete for experienced and talented employees.
Our primary competition for application and content distribution comes from the traditional application store businesses of Apple and Google, existing operator solutions built internally, as well as companies providing app install products and services as offered by Facebook, Twitter, Snap, Yahoo, and other ad networks such such as: IronSource, WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor International, Magnite, Brightcove, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. With our platform, we see some smaller competitors, such as IronSource, Wild Tangent, and Sweet Labs, but the more material competition is internally developed operator solutions and specific mobile application management solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our products.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:
•significantly greater revenues and financial resources;
•stronger brand and consumer recognition regionally or worldwide;
•the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•more substantial intellectual property of their own from which they can develop products and services without having to pay royalties;
•pre-existing relationships with brand owners, advertisers, application developers, or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;
•greater resources to make acquisitions;
•lower labor and development costs; and
•broader global distribution and presence.
If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline (or inhibit generation of sales), our margins could decline and we could lose market share (or fail to penetrate the market), any of which would materially harm our business, operating results and financial condition.
End user tastes are continually changing and are often unpredictable. If we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.
Our business depends in part on deploying new products and services through wireless carriers and OEMs that end users buy. We must continue to invest significant resources in licensing efforts, product development, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our advertisers, carriers or the entertainment preferences of end users, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our advertisers, carriers, the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results, and financial condition.
We rely on the current state of the law in certain territories where we operate our business and any adverse change in such laws may significantly adversely impact our revenues and, consequently, our operating results and financial condition.
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
We rely on our current understanding of regional regulatory requirements pertaining to the marketing, advertising, and promotion of our products and services, and any adverse change in such regulations, or a finding that we did not properly understand such regulations, may significantly impact our ability to market, advertise, and promote our products and services and thereby adversely impact our revenues, our operating results, and our financial condition.
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
To reach large numbers of wireless subscribers, application developers, and wireless carriers, we must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make continuous investments in product development and maintenance, including talent, technologies, and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature-rich products and services, we anticipate that our product development and maintenance costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.

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
Our business is subject to risks that are generally associated with advertising content delivery, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of our offerings and mobile handsets on which they are accessed; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our offerings, increase our costs, and cause our offerings to be of lower quality or to be published later than anticipated.
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
System or network failures could reduce our sales, increase costs, or result in a loss of end users of our products and services.
Mobile application developers rely on wireless carriers’ networks to deliver products and services to end users and on their or other third parties’ billing systems to track and account for the delivery of such offerings. In addition, certain products require access over the mobile Internet to our servers or third-party servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to use our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood, epidemic, pandemic, or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

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
Risks Related to Our Management, Employees, and Acquisitions
Our business and growth may suffer if we are unable to hire and retain key talent who are in high demand.
We depend on the continued contributions of our domestic and international senior management and other key talent. The loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreements with short terms, their future employment with the Company is uncertain. Additionally, our workforce is comprised of a relatively small number of employees operating in different countries around the globe who support our existing and potential customers. Given the size and geographic dispersion of our workforce, we could experience challenges with execution as our business matures and expands.

Our future success also depends on our ability to identify, attract, and retain highly skilled technical, managerial, financial, marketing, and creative talent. We face intense competition for qualified individuals from numerous technology, marketing, and mobile entertainment companies. Further, we conduct international operations in Germany, Israel, India, South America, Singapore, and Turkey, areas that, similarly to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals, which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified talent we need to succeed, our business would suffer.
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Some of our senior management and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results, and financial condition would be harmed.
We plan to continue to review opportunities and possibly make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial condition and results of operations.
As part of our business strategy, we have made and intend to continue to review opportunities and possibly make acquisitions to add specialized employees and complementary companies, products, technologies, or distribution channels. In some cases, these acquisitions may be substantial and our ability to acquire and integrate such companies in a successful manner will be challenging. We can give you no assurance that any such integration would be successful. The failure to successfully integrate an acquired business could disrupt operations and divert management’s attention, which could have an adverse effect on our business and operations.
Any acquisitions we announce could be viewed negatively by mobile network operators, users, customers, vendors, marketers, developers, or investors. In addition, we may not successfully evaluate, integrate, or utilize the products, technology, services, operations, or talent we acquire. The integration of acquisitions may require significant time and resources, and we may not manage these integrations successfully. In addition, we may discover liabilities or deficiencies that we did not identify in advance associated with the companies or assets we acquire. The effectiveness of our due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. We may also fail to accurately forecast the financial impact of an acquisition transaction, including accounting charges. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.
We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, acquisitions may result in our recording of substantial goodwill and amortizable intangible assets on our balance sheet upon closing, which could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
The acquisition of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.
We have made acquisitions and we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business, even in instances where acquisition negotiations are unsuccessful. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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
Risks Related to the Economy in the United States and Globally
The effects of the past recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results, or financial condition.
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
Risks Related to Potential Liability, Our Intellectual Property, and Our Content
If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.
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
Our platform contains third-party open source software components, which may pose particular risks to our proprietary software, technologies, and solutions in a manner that could negatively affect our business.
Our platform contains software modules by third-party authors that are publicly available under “open source” licenses, and we expect to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay introductions of new solutions, result in a failure of any of our solutions and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. While our open source polices are meant to prevent such misuse, there can be no assurance that such incidents would not occur. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or platforms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue or delay the provision of our solutions if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could materially and adversely affect our business, financial condition and results of operations.

Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, vendors, competitors, end-users or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits. Carriers or other customers have and may try to include us as defendants in suits brought against them by their own customers or third parties. In such cases, the risks and expenses would be similar to those where we are the party directly involved in the litigation.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software, and other losses.
In the ordinary course of our business, most of our agreements with carriers, customers and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products and services, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results and financial condition.
Our business in countries with a history of corruption and transactions with foreign governments, including with government-owned or controlled wireless carriers, increases the risks associated with our international activities.
As we operate and sell internationally, we are subject to certain economic and trade sanctions laws and regulations, export control and import laws and regulations, including those that are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities and the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers, and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, Latin America, and Asia. Further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content, products, and services available in certain jurisdictions.
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
The Company’s outstanding secured indebtedness, and its ability to borrow under its $400.0 million revolving credit facility, could have significant negative consequences including:
•increasing the Company’s vulnerability to general adverse economic and industry conditions;
•limiting the Company’s ability to obtain additional financing;
•violating a financial covenant, resulting in the indebtedness to be paid back immediately and thus negatively impacting our liquidity;
•requiring additional financial covenant measurement consents or default waivers without enhanced financial performance in the short term;
•requiring the use of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it competes, including by virtue of the requirement that the Company remain in compliance with certain negative operating covenants included in the credit arrangements under which the Company will be obligated as well as meeting certain reporting requirements; and
•placing the Company at a possible competitive disadvantage to less leveraged competitors that are larger and may have better access to capital resources.
Our credit facility also contains a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio. There can be no assurance we will continue to satisfy these ratio covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Recent Developments” for a description of these ratio covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on the Company.
The collateral pledged to secure our secured debt, consisting of substantially all of our and our U.S. subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default and foreclosure or forced sale. Depending on the value of the assets, there could be little if any assets available for common stockholders in any foreclosure or forced sale.
To service our debt and fund our other capital requirements, we will require a significant amount of cash and our ability to generate cash will depend on many factors beyond our control.
On April 29, 2021, we borrowed approximately $107.0 million under our senior revolving credit facility, and on May 25, 2021, we borrowed an additional $130.0 million under our senior revolving credit facility to fund the cash closing payments for the AdColony and Fyber acquisitions. In addition, under the terms of the Share Purchase Agreement for the acquisition of AdColony, we are obligated to pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $150.0 million to $175.0 million in cash within 10 days after December 31, 2021. In addition, under the Sale and Purchase Agreement for the acquisition of Fyber, we must pay the tender offer consideration in cash and are obligated to make a potential earn-out payment of up to $50.0 million, which may be paid in shares of our common stock or, under certain circumstances, in cash.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access the capital markets. For example, this could include general and regional economic, financial, competitive, legislative, regulatory, and other factors. We cannot ensure that we will generate cash flow from operations, or that future borrowings or the capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

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
The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:
•quarterly variations in our revenues and operating expenses;
•developments in the financial markets, and the worldwide or regional economies;
•announcements of innovations or new products or services by us or our competitors;
•significant sales of our common stock or other securities in the open market; and
•changes in accounting principles.
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
Our common stock is listed for trading on the NASDAQ Capital Market (“NADSAQ”). A de-listing of our common stock from NADSAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, de listing could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.
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
We may choose to raise additional capital to finance the purchase price of acquisitions or to otherwise accelerate the growth of our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all.
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

Future sales of our common stock in the public market could lower the market price of our common stock.
In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, under the terms of the Share Purchase Agreement for the acquisition of AdColony, we must pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $150.0 million to $175.0 million in cash following December 31, 2021, and we may need to raise funds in the capital markets to fund such cash payment obligations. Also, under the terms of the Sale and Purchase Agreement for the acquisition of Fyber, we issued 3,216,935 newly-issued shares of our common stock equal in value to $235.0 million and will issue 2,599,653 newly-issued shares of our common stock equal in value to $165.0 million in June 2021, and may have to make an earn-out payment of up to $50.0 million in shares of our common stock or, under certain circumstances, cash. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, and the vesting of restricted stock units and restricted stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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
If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Management concluded that our internal controls over financial reporting were effective as of March 31, 2021; refer to Item 9A of this Annual Report on Form 10-K for more information about management’s assessment of internal controls. We cannot be certain that measures taken by the Company will continue to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members for our Board of Directors.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. Additionally, the time and effort required to maintain communications with stockholders and the public markets can be demanding on senior management, which can divert focus from operational and strategic efforts. The requirements of the public markets and the related regulatory requirements has resulted in an increase in our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may place undue strain on our talent, systems, and resources.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president, or holders of a majority of our outstanding common stock;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting in the election of directors.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain disputes between us and our stockholders.
Our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim arising out of or pursuant to any provision of the Delaware General Corporation Law; and (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The principal offices of Digital Turbine, Inc. are located in Austin, Texas. The Company also leases properties in Durham, North Carolina and Arlington, Virginia through its wholly-owned subsidiaries DT Media and Mobile Posse, respectively, and internationally in Tel Aviv, Israel and Singapore through its wholly-owned subsidiaries DT EMEA, Appreciate, and DT Singapore, respectively.

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
Holders
    As of June 8, 2021, there were 105 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2021.

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
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2016 and March 31, 2021, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see Note “Discontinued Operations” in the Consolidated Financial Statements in Item 8 of this Annual Report).
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related Notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The Consolidated Statements of Operations and Comprehensive Income / (Loss) data for each of the three years ended March 31, 2021, 2020, and 2019 and the Consolidated Balance Sheets data as of March 31, 2021 and 2020 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Consolidated Statements of Operations and Comprehensive Income / (Loss) data for the two years ended March 31, 2018 and 2017 and the Consolidated Balance Sheets data as of March 31, 2019, 2018, and 2017 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

For further information, see Part I, Item 1, "Business" under the heading "History of Digital Turbine, Inc." of this Annual Report on Form 10-K.

Results of Operations	2021	2020	2019	2018	2017
Net revenues (1)	$313,579	$138,715	$103,569	$74,751	$40,207
Income / (loss) from operations	59,209	13,212	3,445	(5,809)	(16,971)
Income / (loss) from continuing operations, net of taxes	54,884	14,280	(4,302)	(19,697)	(19,138)
Basic net income / (loss) per common share from continuing operations	$0.62	$0.17	$(0.06)	$(0.28)	$(0.29)
Weighted-average common shares outstanding from continuing operations, basic	88,514	84,594	77,440	70,263	66,511
Diluted net income / (loss) per common share from continuing operations	$0.57	$0.16	$(0.06)	$(0.28)	$(0.29)
Weighted-average common shares outstanding from continuing operations, diluted	96,151	89,558	77,440	70,263	66,511
Balance Sheet Data	2021	2020	2019	2018	2017
Cash	$30,778	$21,534	$10,894	$12,720	$6,149
Working capital (2)	(13,764)	(24,362)	713	(2,678)	(7,109)
Total assets (3) (4)	$260,369	$184,011	$82,861	$86,607	$107,580
Long-term obligations	4,108	23,748	8,195	12,529	14,761
Total stockholders' equity	$145,112	$77,454	$36,358	$27,672	$62,045
(1) Net revenues presented under ASC 606 for fiscal years 2021, 2020, and 2019. Fiscal years 2018 and 2017 presented under ASC 605.
(2) Working capital number excludes assets and liabilities held for disposal on the balance sheet.
(3) Total assets include assets classified as held for disposal on the balance sheet as they were still owned by the Company at the balance sheet date.
(4) ROU assets under ASC 842 presented for fiscal years 2021 and 2020. Fiscal years 2019, 2018, and 2017 presented under ASC 840 (no ROU assets).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Annual Report on Form 10-K (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in this Report, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
Company Overview
Digital Turbine, Inc., through its subsidiaries, simplifies content discovery and delivers it directly to mobile devices. Its on-device media platform powers frictionless application and content discovery, user acquisition and engagement, operational efficiency, and monetization opportunities. Through March 31, 2021, Digital Turbine's technology platform has been adopted by over 35 mobile operators and device original equipment manufacturers ("OEMs") and has delivered more than 5.3 billion application preloads for tens of thousands of advertising campaigns. The Company operates this business as one operating and reportable segment - Media Distribution, which was previously referred to as the operating segment O&O (which refers to operators and OEMs) and the reportable segment Advertising.
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
The Company's Media Distribution business consists of products and services that simplify the discovery and delivery of mobile applications and content media for consumers.
•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using developed technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.
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
All dollar amounts are in thousands, except per share amounts.
Recent Acquisitions
The Company recently completed the below-described acquisitions of Appreciate, AdColony, and Fyber in order to help execute on its expressed strategy of becoming a leading end-to-end solution for mobile brand acquisition, advertising, and monetization.
Appreciate. On March 1, 2021, DT EMEA entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate), the stockholder representative, and the stockholders of Appreciate pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash. In connection with the acquisition, under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. Appreciate is a programmatic mobile advertising demand-side platform ("DSP") company headquartered in Israel. Appreciate’s platform collaborates closely with mobile measurement partners (“MMPs”), exchanges, advertisers, and other partners to programmatically provide a transparent ecosystem designed to optimize user acquisition and ROI for the mobile advertisers utilizing its platform. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
AdColony Holding AS. On April 29, 2021, DT Media completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement with AdColony and Otello Corporation ASA, a Norway company and the sole shareholder of AdColony (“Otello”). DT Media acquired all of the outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $350,000 to $375,000, to be paid as follows: (1) $100,000 in cash paid at closing (which was subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $150,000 to $175,000, to be paid in cash, based on AdColony achieving certain future target net revenues, less associated cost of goods sold, over a twelve-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, DT Media would pay Otello a certain percentage of actual net revenues (less associated cost of goods sold) of AdColony depending on the extent to which AdColony achieves certain target net revenues (less associated cost of goods sold) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period. The Company paid the closing amount and intends to pay the remainder of the purchase price with a combination of available cash on hand and borrowings under its existing senior credit facility along with future capital financing. AdColony is a leading mobile advertising platform servicing advertisers and publishers with a reach of more than 1.5 billion monthly global users. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands.
Fyber, N.V. On May 25, 2021, the Company and DT Media completed the initial closing of the acquisition of 523,553,108 shares, representing approximately 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V., a public limited liability company registered with the Netherlands Chamber of Commerce Business Register (“Fyber”), pursuant to a Sale and Purchase Agreement between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and DT Luxembourg. The Seller transferred and delivered 400,000,000 shares of the Majority Fyber Shares to DT Media on the closing date and will deliver the remaining 123,553,108 shares of the Majority Fyber Shares to DT Media in June 2021. The remaining approximately 4.9% of the shares in Fyber (the “Minority Fyber Shares”) are widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”).

DT Media acquired the Majority Fyber Shares in exchange for an estimated aggregate consideration of up to $600,000, consisting of (i) $150,000 in cash, which was subject to adjustments for certain items including the amount of cash consideration to be paid to the Minority Fyber Shareholders for the Minority Fyber Shares, paid at the closing of the acquisition, (ii) 3,216,935 newly issued shares of common stock of the Company equal in value to $235,000 (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), issued at the closing of the acquisition, (iii) 2,599,653 newly issued shares of common stock of the Company equal in value to $165,000 (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), to be issued in June 2021 after the receipt by the Company of a tax exemption certificate from the Israel Tax Authority, and (iv) contingent upon Fyber’s net revenues being equal or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of Company common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). The Company paid the cash closing amount on the closing date, and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash on hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution.
Pursuant to certain German law on public takeovers, following the closing, the Company is obligated to make a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer will be subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration offered to the Minority Fyber Shareholders in connection with the tender offer, will be subsequently determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during the second fiscal quarter 2022.
Other Recent Developments
February 2021 Credit Facility. On February 3, 2021, the Company entered into a credit agreement ("the BoA Credit Agreement') with Bank of America, N.A. (the “Bank”), which provides for a revolving line of credit of $100,000, with an accordion feature enabling the Company to increase the amount to up to $200,000, to be used for acquisitions, working capital, and general corporate purposes. DT Media and DT USA are additional co-borrowers under the BoA Credit Agreement.
The revolving line of credit matures on February 3, 2024.
In connection with the Company entering into the BoA Credit Agreement with the Bank as described above, on February 3, 2021, the Company and Western Alliance Bank terminated the Credit Agreement, dated February 28, 2020, by and among the Company, DT Media, DT USA, and Western Alliance Bank (and the amendments thereto), which was the previous term loan and revolving credit facility of the Company.
Amounts outstanding under the BoA Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin that ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio. The obligations under the BoA Credit Agreement are secured by a grant of a security interest in substantially all of the assets of the Company and its subsidiaries. The BoA Credit Agreement contains customary covenants, representations, and events of default, and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
At March 31, 2021, there was $15,000 outstanding principal on the BoA Credit Agreement and the Company had $85,000 available to draw.

April 2021 Credit Facility. Subsequent to year end, on April 29, 2021, the Company entered into an amended and restated Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as a lender and administrative agent, and a syndicate of lenders, which provides for a revolving line of credit of $400,000 to be used for working capital, permitted acquisitions, capital expenditures, and other lawful corporate purposes. DT Media and DT USA are additional co-borrowers under the Credit Agreement, and Mobile Posse is a guarantor (together with the Company, DT Media and DT USA, collectively, the “Loan Parties”). This modification replaced the existing BoA Credit Agreement. The New Credit Agreement contains an accordion feature that permits an increase of the revolver by up to $75,000 plus an amount that would enable the Loan Parties to remain in compliance with a consolidated secured net leverage ratio, on such terms as agreed to by the parties.
The revolving line of credit matures on April 29, 2026.
Amounts outstanding under the Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) LIBOR plus between 1.50% and 2.25% based on the Company’s consolidated leverage ratio or (ii) a base rate determined based upon the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate or (c) LIBOR plus 1.00%, plus between 0.50% and 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement contains customary covenants, representations and events of default, and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Loan Parties’ payment and performance obligations under the New Credit Agreement and related loan documents are secured by their grant of a security interest in substantially all of their personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Loan Parties acquire any real property assets with a fair market value in excess of $5,000, they are required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
Media Distribution Business
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of first boot and recurring life-cycle products, features, and professional services delivered through our platform.
Our software platform enables mobile operators and OEMs to control, manage, and monetize devices through application installation at the time of activation and over the life of a device. The platform allows mobile operators to personalize the application activation experience for customers and monetize their home screens via revenue-share agreements such as: Cost-Per-Install (CPI), Cost-Per-Placement (CPP), and Cost-Per-Action (CPA) with third-party advertisers; or via Per-Device-License Fees (PDL) agreements, which allow operators and OEMs to leverage the platform, its products, and other features for a structured fee. Setup Wizard, Dynamic Installs, or Software Development Kit ("SDK") are the delivery methods available to operators and OEMs on first boot of the device. Additional products and features are available throughout the life-cycle of the device that provide operators and OEMs additional opportunity for media delivery revenue streams. The Company has launched its software with operators and OEMs in North America, Latin America, Europe, Israel, and Asia-Pacific.
The acquisition of Mobile Posse provides an additional platform option, outside of our core platform, to monetize user actions over the life-cycle of a device by delivering media-rich advertising content to the end user and providing operators and OEMs with an additional opportunity for revenue streams synergistic with our core platform.
The Company's Media Distribution business consists of products and services that simplify the discovery and delivery of mobile applications and content media for consumers.
•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with carrier networks and OEMs. Application Media optimizes revenues by using developed technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.
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
Impact of COVID-19 on the Business
Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. There is some uncertainty regarding the extent to which COVID-19 will impact our business and the demand for our service offerings. The extent to which COVID-19 impacts our operational and financial performance will depend on the impact to carriers and OEMs in relation to their sales of smartphones, tablets, and other devices. If COVID-19 continues to have a significant negative impact on global economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. Presently, we are conducting business as usual, with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations, as required or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
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
DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit, as defined by the A&P Agreement, derived from these customer agreements for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company exited the operating segment of the business previously referred to as the A&P business, which was previously part of the Advertising segment, the Company's sole reporting segment (which is now Media Distribution).
These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
Discontinued Operations
As a result of the dispositions, the results of operations from our Content reporting segment and A&P business within the Media Distribution reporting segment, previously referred to as the Advertising segment, are reported as “Loss from discontinued operations, net of taxes” and the related assets and liabilities are classified as “held for disposal" on the prior comparative period Consolidated Financial Statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this report to provide visibility and comparability.
Results of Operations
All discussions in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relate to the remaining continuing operations in our sole operating segment after the dispositions, the Media Distribution business.

RESULTS OF OPERATIONS
Below are our revenues, costs of revenues, and expenses for fiscal years 2021, 2020, and 2019. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report.

	Year ended March 31,			Year ended March 31,
	2021	2020	% of Change	2020	2019	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues	$313,579	$138,715	126.1%	$138,715	$103,569	33.9%
Total costs of revenues and operating expenses	254,370	125,503	102.7%	125,503	100,124	25.3%
Income from operations	59,209	13,212	348.1%	13,212	3,445	283.5%
Change in estimated contingent consideration	(15,751)	—	(100.0)%	—	—	—%
Interest income / (expense)	(1,003)	41	(2,546.3)%	41	(1,120)	103.7%
Foreign exchange transaction gain	—	—	—%	—	3	(100.0)%
Change in fair value of convertible note embedded derivative liability	—	—	—%	—	(1,008)	100.0%
Change in fair value of warrant liability	—	(9,580)	100.0%	(9,580)	(4,875)	(96.5)%
Loss on extinguishment of debt	(452)	—	(100.0)%	—	(431)	100.0%
Other income / (expense)	(146)	232	(162.9)%	232	153	51.6%
Income / (loss) from continuing operations before income taxes	41,857	3,905	971.9%	3,905	(3,833)	201.9%
Income tax provision / (benefit)	(13,027)	(10,375)	25.6%	(10,375)	469	2,312.2%
Income / (loss) from continuing operations, net of taxes	$54,884	$14,280	284.3%	$14,280	$(4,302)	431.9%
Basic net income / (loss) per common share from continuing operations	$0.62	$0.17	264.7%	$0.17	$(0.06)	383.3%
Weighted-average common shares outstanding, basic	88,514	84,594	4.6%	84,594	77,440	9.2%
Diluted net income / (loss) per common share from continuing operations	$0.57	$0.16	256.3%	$0.16	$(0.06)	366.7%
Weighted-average common shares outstanding, diluted	96,151	89,558	7.4%	89,558	77,440	15.6%
Net revenues

	Year ended March 31,			Year ended March 31,
	2021	2020	% of Change	2020	2019	% of Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Net revenues
Application media	$217,447	$133,898	62.4%	$133,898	$103,569	29.3%
Content media	$96,132	$4,817	1,895.7%	$4,817	$—	100.0%
Total net revenues	$313,579	$138,715	126.1%	$138,715	$103,569	33.9%

Fiscal 2021 compared to fiscal 2020
During the year ended March 31, 2021, revenues increased $174,864, or 126.1%, compared to the prior year.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the years ended March 31, 2021 and 2020, the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Application Media revenue totaled $217,447 and $133,898, respectively, for the years ended March 31, 2021 and 2020, while Content Media revenue, primarily related to the Mobile Posse acquisition on February 28, 2020, totaled $96,132 and $4,817, respectively. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. The increase in net revenues of $83,549 related to our Application Media business was attributable to increased demand for our core services, and expanded platform offerings, which led to higher CPI and CPP revenue per available placement. Of this increase in Application Media revenue, approximately $59,900 is related to increases in demand for our core services, and approximately $23,649 is related to new and expanded platform offerings. The increase in net revenues of $91,315 related to our Content Media business, primarily from the acquisition of Mobile Posse, is a function of a full year of contribution in the current fiscal year, as opposed to one month of contribution in the previous fiscal year, as well as post acquisition technology synergies driving expansion across the existing Digital Turbine partner base.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the fiscal year ended March 31, 2021, no single customer represented more than 10% of net revenues. During the fiscal year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues.
    With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the fiscal year ended March 31, 2021, T-Mobile US Inc., including Sprint and other subsidiaries, a carrier partner, generated 26.4%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 22.3%, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 18.5%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.8% of our net revenues. During the fiscal year ended March 31, 2020, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 30.0%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.7% of our net revenues.
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
Fiscal 2020 compared to fiscal 2019
During the year ended March 31, 2020, revenues increased $35,146, or 33.9%, compared to the prior year.
The Company's Media Distribution business is an advertiser solution for unique and exclusive carrier and OEM inventory. During the years ended March 31, 2020 and 2019, the Media Distribution business, primarily through silent application delivery, was the main driver of our revenues. Our application delivery and management software enables operators and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a device. The increase in net revenues of $35,146 was primarily attributable to increased demand for our platform offerings, which led to higher CPI and CPP revenue per available placement. Of this increase, approximately $30,329 is related to organic increases in demand for our platform services, and approximately $4,817 is related to revenue contributions from the acquisition of Mobile Posse.
With respect to customer revenue concentration, during the year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues. During the year ended March 31, 2019, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 28.6% of net revenues.

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
Costs of revenues and operating expenses

	Year ended March 31,			Year ended March 31,
	2021	2020	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
License fees and revenue share	$178,649	$83,588	113.7%	$83,588	$65,981	26.7%
Other direct costs of revenues	2,358	1,454	62.2%	1,454	2,023	(28.1)%
Product development	20,119	12,018	67.4%	12,018	10,876	10.5%
Sales and marketing	19,304	11,244	71.7%	11,244	8,212	36.9%
General and administrative	33,940	17,199	97.3%	17,199	13,032	32.0%
Total costs of revenues and operating expenses	$254,370	$125,503	102.7%	$125,503	$100,124	25.3%
Fiscal 2021 compared to fiscal 2020
Total costs of revenues and operating expenses for the years ended March 31, 2021 and 2020 were approximately $254,370 and $125,503, respectively, representing a year-over-year increase of approximately $128,867 or 102.7%. This change is a result of continued growth including the acquisitions of Mobile Posse and Appreciate. Company-wide cost control measures show the Company's ability to scale revenues at a greater rate than operating expenses.
License fees and revenue share is reflective of amounts paid to our carrier and OEM partners who drive the revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of revenue. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers. License fees and revenue share for the years ended March 31, 2021 and 2020 were approximately $178,649 and $83,588, respectively, representing a year-over-year increase of approximately $95,061 or 113.7%. The increase in these costs of revenues over the comparative period was primarily attributable to the increase in revenues over the same period, as these costs are paid as a percentage of revenues. License fees and revenue share, as a percent of revenue, for the years ended March 31, 2021 and 2020 were approximately 57% and 60%, respectively.
Other direct costs of revenues are comprised primarily of hosting expense directly related to the generation of revenues, and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. Other direct costs of revenues for the years ended March 31, 2021 and 2020 were approximately $2,358 and $1,454, respectively, representing a year-over-year increase of approximately $904 or 62.2%.
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of talent. Product development expenses for the years ended March 31, 2021 and 2020 were approximately $20,119 and $12,018, respectively, representing a year-over-year increase of approximately $8,101 or 67.4%. The increase in product development expenses over the comparative period was primarily attributable to increased product development headcount, both organic and through the acquisitions of Mobile Posse and Appreciate, and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
Sales and marketing expenses represent the costs of sales and marketing talent, advertising and marketing campaigns, and campaign management. Sales and marketing expenses for the years ended March 31, 2021 and 2020 were approximately $19,304 and $11,244, respectively, representing a year-over-year increase of approximately $8,060 or 71.7%. The increase in sales and marketing expenses over the comparative period was primarily attributable to the addition of new talent in existing markets related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.

General and administrative expenses represent management, finance, and support talent costs in both the parent and subsidiary companies, which include professional and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation expense. General and administrative expenses for the years ended March 31, 2021 and 2020 were approximately $33,940 and $17,199, respectively, representing a year-over-year increase of approximately $16,741 or 97.3%. The increase over the comparative period is primarily attributable to employee-related expenses as a function of higher headcount, increased stock option expense, increases in depreciation and amortization related to capitalized internal-use software and intangible assets, and expenses incurred for the acquisitions of Mobile Posse and Appreciate.
Fiscal 2020 compared to fiscal 2019
Total operating expenses for the fiscal years ended March 31, 2020 and 2019 were approximately $125,503 and $100,124, respectively, representing a year-over-year increase of approximately $25,379 or 25.3%. This change is a result of continued growth including the acquisition of Mobile Posse. Company-wide cost control measures show the Company's ability to scale revenues at a greater rate than operating expenses.
License fees and revenue share is reflective of amounts paid to our carrier and OEM partners who drive the revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers, or indirect arrangements through advertising aggregators (ad networks) are shared with the carrier and the shared revenue is recorded as a cost of revenue. In each case the revenue share with the carrier varies depending on the agreement with the carrier, and, in some cases, is based upon revenue tiers. License fees and revenue share for the years ended March 31, 2020 and 2019 were approximately $83,588 and $65,981, respectively, representing a year-over-year increase of approximately $17,607 or 26.7%. The increase in these costs of revenues over the comparative period was primarily attributable to the increase in revenues over the same period, as these costs are paid as a percentage of revenues. License fees and revenue share, as a percent of revenue, for the years ended March 31, 2020 and 2019 were approximately 60% and 64%, respectively.
Other direct costs of revenues are comprised primarily of hosting expense directly related to the generation of revenues, and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. Other direct costs of revenues for the years ended March 31, 2020 and 2019 were approximately $1,454 and $2,023, respectively, representing a year-over-year decrease of approximately $569 or 28.1%.
Product development expenses for the years ended March 31, 2020 and 2019 were approximately $12,018 and $10,876, respectively, representing a year-over-year increase of approximately $1,142 or 10.5%. The increase in costs over the comparative period is primarily a function of talent hired during fiscal year 2020 and hosting expenses associated with development activity.
Sales and marketing expenses for the years ended March 31, 2020 and 2019 were approximately $11,244 and $8,212, respectively, representing a year-over-year increase of approximately $3,032 or 36.9%. The increase in sales and marketing expenses over the comparative period is primarily attributable to increased travel expenses for existing talent, the addition of new talent in existing markets related to the Company's continued expansion of its global footprint, and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets.
General and administrative expenses for the years ended March 31, 2020 and 2019 were approximately $17,199 and $13,032, respectively, representing a year-over-year increase of approximately $4,167 or 32.0%. The increase over the comparative period is primarily attributable to employee-related expenses as a function of higher headcount, increased stock option expense, increase in depreciation and amortization related to capitalized internal-use software, and expenses incurred for the acquisition of Mobile Posse.

Interest and other income / (expense), net

	Year ended March 31,			Year ended March 31,
	2021	2020	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Change in estimated contingent consideration	$(15,751)	$—	(100.0)%	$—	$—	—%
Interest income / (expense)	(1,003)	41	(2,546.3)%	41	(1,120)	103.7%
Foreign exchange transaction gain	—	—	—%	—	3	(100.0)%
Change in fair value of convertible note embedded derivative liability	—	—	—%	—	(1,008)	100.0%
Change in fair value of warrant liability	—	(9,580)	100.0%	(9,580)	(4,875)	(96.5)%
Loss on extinguishment of debt	(452)	—	(100.0)%	—	(431)	100.0%
Other income / (expense)	(146)	232	(162.9)%	232	153	51.6%
Total interest and other income / (expense), net	$(17,352)	$(9,307)	86.4%	$(9,307)	$(7,278)	27.9%
Fiscal 2021 compared to fiscal 2020
Total interest and other income / (expense), net, for the years ended March 31, 2021 and 2020 were $(17,352) and $(9,307), respectively, an increase in net expenses of $8,045 or 86.4%. This change in total interest and other income / (expense), net, was primarily attributable to changes in interest income / (expense), fair value of warrant liability, and estimated contingent consideration related to the Mobile Posse acquisition. The change in fair value of warrant liability was due to all holders of the remaining outstanding warrants exercising all outstanding warrants during the year ended March 31, 2020.
Fiscal 2020 compared to fiscal 2019
Total interest and other income / (expense), net, for the years ended March 31, 2020 and 2019 were $(9,307) and $(7,278), respectively, an increase in net expenses of $2,029 or 27.9%. This change in total interest and other income / (expense), net, was primarily attributable to changes in interest income / (expense), fair value of convertible note embedded derivative liability, and fair value of warrant liability. The changes in fair values of the convertible note embedded derivative liability and warrant liability were due to the change in the Company's stock price from $3.50 at March 31, 2019 to $4.18 at March 31, 2020, partially offset by the settling of all of the remaining derivative instruments during the fiscal year.
Interest income / (expense)
In the year ended March 31, 2021, interest expense was attributable to 1) fees related to obtaining debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt; 2) interest expense incurred on the prior credit agreement with Western Alliance Bank, which was the previous senior credit facility of the Company that was terminated on February 3, 2021, at approximately 5.5% (LIBOR + 3.75% with a 1.75% LIBOR floor); and 3) interest expense incurred under the BoA Credit Agreement at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin that ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio.
In the year ended March 31, 2020, interest expense was attributable to 1) fees related to obtaining debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt; and 2) interest expense incurred on the prior credit agreement with Western Alliance Bank, which was the previous senior credit facility of the Company that was terminated on February 3, 2021, at approximately 5.5% (LIBOR + 3.75% with a 1.75% LIBOR floor). During the majority of the year ended March 31, 2020, the Company had no outstanding debt and incurred no interest expense.
In the year ended March 31, 2019, interest expense was primarily attributable to 1) fees related to the obtaining debt, which were recorded as debt issuance costs and expensed as a component of interest expense over the life of the debt; 2) interest expense incurred from the $16,000 aggregate principal amount of 8.75% Convertible Notes due 2020 (the “Notes”), issued on September 28, 2016; 3) from amounts drawn on our business finance agreement (the “Credit Agreement”) with Western Alliance Bank (the “Bank”) at approximately 6.75% (Wall Street Journal Prime Rate + 0.50%); and 4) amortization of debt discount related to the Notes, which were expensed as a component of interest expense over the life of the debt.

Interest income consists of interest income earned on our cash.
The Company recorded $(1,003), $41, and $(1,120) of aggregate interest income / (expense), inclusive of debt discount and debt issuance costs amortization, during the years ended March 31, 2021, 2020, and 2019, respectively.
Change in fair value of convertible note embedded derivative liability
The Company accounts for the convertible note embedded derivative liability issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. All convertible notes were settled prior to the year ended March 31, 2020 and therefore no amounts associated with this derivative liability were recognized in the year ended March 31, 2021 or 2020.
During the year ended March 31, 2019, the Company recorded a loss from change in fair value of convertible note embedded derivative liability of $1,008 due to the increase of the Company's stock price from $2.01 at March 31, 2018 to $3.50 at March 31, 2019, partially offset by the settling of $5,700 of the underlying debt instruments.
Change in fair value of warrant liability
The Company accounts for the warrants issued in connection with the above-noted sale of Notes in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as long-term liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income / (expense), net in the Consolidated Statements of Operations and Comprehensive Income / (Loss).
Due to the valuation of the derivative liability being highly sensitive to the trading price of the Company's stock, the increase and decrease in the trading price of the Company's stock has the impact of increasing the (loss) and gain, respectively. All warrants related to these Notes were exercised during the year ended March 31, 2020 and the associated liability settled.
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
Change in estimated contingent consideration
On February 28, 2020, the Company completed the acquisition of Mobile Posse, pursuant to the previously-reported stock purchase agreement (the "Purchase Agreement") with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equity holders of ACME. The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for an estimated total consideration of: (1) $41,500 in cash paid at closing (subject to customary closing purchase price adjustments) and (2) an estimated earn-out of $23,735, to be paid in cash, based on Mobile Posse achieving certain future target net revenues, less associated revenue shares, over a twelve-month period following the closing of the acquisition, noting that the earn-out amount is subject to change based on final results and calculation.
Under the terms of the earn-out, over the earn-out period, the Company paid ACME a certain percentage of actual net revenues (less associated revenue shares) of Mobile Posse, depending on the extent to which Mobile Posse achieved certain target net revenues (less associated revenue shares) for the relevant period. Due to the financial results of Mobile Posse during the earn-out period, in addition to the initial estimated contingent consideration of $23,735, the Company made additional earn-out payments in the amount of $15,751 during the year ended March 31, 2021. The earn-out period concluded during the year ended March 31, 2021.

Loss on extinguishment of debt
During the year ended March 31, 2021, connected with the early termination of the Western Alliance credit agreement, the Company recorded a loss on extinguishment of debt of $452, which represents the write-off of all remaining unamortized debt issuance costs related to the Western Alliance credit agreement, as well as cash expenses incurred for the early extinguishment of the credit facility.
No loss on extinguishment of debt was recorded during the year ended March 31, 2020.
During the year ended March 31, 2019, connected with the settlement of a portion of the convertible notes, the Company recorded a loss on extinguishment of debt of $431, which represents the difference between the carrying value of the settled debt (including underlying derivative instruments) and the consideration given to settle the debt, in this case primarily stock.
Income taxes
Accounting Standards Codification ("ASC") 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. During the year ended March 31, 2021, the Company’s pre-tax income in the U.S. continued to increase such that the Company was no longer in a cumulative three-year loss position. Following the acquisition and integration of Mobile Posse, the Company was able to sustain this pre-tax income position throughout the full fiscal year. In the fourth quarter ended March 31, 2021, based on management’s assessment of this income trend following the integration of Mobile Posse, we determined that the U.S. deferred tax assets were more likely than not realizable based on expected future taxable income. A net tax benefit of $11,782 was realized in the fiscal year ended March 31, 2021 as a result of the release of the U.S. valuation allowance.
As part of the stock acquisition of Mobile Posse on February 28, 2020, the Company recorded a net U.S. deferred tax liability of $10,552 on the opening balance sheet. The deferred tax liability primarily related to intangible assets recorded at fair market value for financial accounting purposes compared to the carryover of historical tax basis. The acquired deferred tax liabilities represent a source of positive evidence with respect to the Company’s ability to realize deferred tax assets. In accordance with ASC 805-740-30-3, a change in the acquirer’s valuation allowance as a result of a business combination is recorded as a component of income tax expense. As a result of the business combination, the Company released $10,552 of valuation allowance as a component of income tax expense in the year ended March 31, 2020.
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
The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of changes in valuation allowance, tax deductions in excess of book for stock compensation, nondeductible changes in stock acquisition earn-out and warrant liabilities, and state income taxes.

Liquidity and Capital Resources

	March 31, 2021	March 31, 2020
	(in thousands)
Cash	$30,778	$21,534
Restricted cash	340	125

Short-term debt
Short-term debt, net of debt issuance costs of $443 and $62, respectively	14,557	1,188
Total short-term debt	14,557	1,188

Long-term debt
Long-term debt, net of debt issuance costs of $0 and $245, respectively	—	18,505
Total long-term debt	—	18,505

Working capital
Current assets	97,385	58,447
Current liabilities	111,149	82,809
Working capital	$(13,764)	$(24,362)
Our primary sources of liquidity have historically been issuances of common and preferred stock, debt, and cash from operations. As of March 31, 2021, we had cash, including restricted cash, totaling approximately $31,118.
The Company anticipates that its primary sources of liquidity will continue to be cash-on-hand, cash provided by operations, and the credit available under the Company's senior credit facility. In addition, the Company may raise additional capital through future equity or, subject to restrictions contained in the Company's senior credit facility, debt financing to finance the future purchase price and earn-out payment obligations with respect to the AdColony and Fyber acquisitions, provide for greater flexibility to make acquisitions, make new investments in under-capitalized opportunities, or invest in organic opportunities.
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
BoA Revolving Line of Credit
On February 3, 2021, the Company entered into a credit agreement ("the BoA Credit Agreement') with Bank of America, N.A. (the “Bank”), which provides for a revolving line of credit of $100,000, with an accordion feature enabling the Company to increase the amount to up to $200,000, to be used for acquisitions, working capital, and general corporate purposes. DT Media and DT USA are additional co-borrowers under the BoA Credit Agreement.
The revolving line of credit matures on February 3, 2024.
In connection with the Company entering into the BoA Credit Agreement with the Bank as described above, on February 3, 2021, the Company and Western Alliance Bank terminated the credit agreement dated February 28, 2020, by and among the Company, DT Media, DT USA, and Western Alliance Bank (and the amendments thereto), which was the previous term loan and revolving credit facility of the Company.

Amounts outstanding under the BoA Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin that ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio. The obligations under the BoA Credit Agreement are secured by a grant of a security interest in substantially all of the assets of the Company and its subsidiaries. The BoA Credit Agreement contains customary covenants, representations, and events of default, and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
At March 31, 2021, there was $15,000 outstanding principal on the BoA Credit Agreement and the Company had $85,000 available to draw.
April 2021 Credit Facility
Subsequent to year end, on April 29, 2021, the Company entered into an amended and restated Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as a lender and administrative agent, and a syndicate of lenders, which provides for a revolving line of credit of $400,000 to be used for working capital, permitted acquisitions, capital expenditures, and other lawful corporate purposes. DT Media and DT USA are additional co-borrowers under the Credit Agreement, and Mobile Posse is a guarantor (together with the Company, DT Media and DT USA, collectively, the “Loan Parties”). This modification replaced the existing BoA Credit Agreement. The New Credit Agreement contains an accordion feature that permits an increase of the revolver by up to $75,000 plus an amount that would enable the Loan Parties to remain in compliance with a consolidated secured net leverage ratio, on such terms as agreed to by the parties.
The revolving line of credit matures on April 29, 2026.
Amounts outstanding under the Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) LIBOR plus between 1.50% and 2.25% based on the Company’s consolidated leverage ratio or (ii) a base rate determined based upon the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate or (c) LIBOR plus 1.00%, plus between 0.50% and 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement contains customary covenants, representations and events of default, and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Loan Parties’ payment and performance obligations under the New Credit Agreement and related loan documents are secured by their grant of a security interest in substantially all of their personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Loan Parties acquire any real property assets with a fair market value in excess of $5,000, they are required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
Cash Flow Summary

	Year ended March 31,			Year ended March 31,
	2021	2020	% of Change	2020	2019	% of Change
	(in thousands)			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities - continuing operations	$62,795	$33,670	86.5%	$33,670	$4,970	577.5%
Capital expenditures	(9,204)	(4,845)	(90.0)%	(4,845)	(2,314)	(109.4)%
Acquisition of Appreciate, net of cash	(20,348)	—	(100.0)%	—	—	—%
Acquisition of Mobile Posse, net of cash	(8,256)	(41,872)	80.3%	(41,872)	—	(100.0)%
Proceeds from borrowings	15,000	20,000	(25.0)%	20,000	—	100.0%
Payment of debt issuance costs	(469)	(313)	(49.8)%	(313)	—	(100.0)%
Payment of contingent consideration	(16,956)	—	(100.0)%	—	—	—%
Options and warrants exercised	7,209	6,488	11.1%	6,488	734	783.9%
Repayment of debt obligations	(20,000)	—	(100.0)%	—	(1,650)	100.0%
Effect of exchange rate changes on cash	$(312)	$(235)	(32.8)%	$(235)	$(31)	(658.1)%

Operating Activities
During the years ended March 31, 2021 and 2020, the Company's net cash provided by operating activities from continuing operations was $62,795 and $33,670, respectively, an increase of $29,125, or 86.5%. The increase in net cash provided by operating activities was primarily attributable to depreciation and amortization, stock-based compensation, and changes in working capital accounts over the comparative periods.
During the year ended March 31, 2021, net cash provided by operating activities from continuing operations was $62,795, resulting from net income of $54,884 offset by net non-cash expenses of $13,340, which included depreciation and amortization, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, loss on extinguishment of debt, change in estimate of remaining contingent consideration, and payment of contingent consideration in excess of amounts capitalized at acquisition of approximately $7,114, $94, $4,853, $1,024, $255, $15,751, and $(15,751), respectively. Depreciation and amortization expense relates primarily to capitalized software development costs and acquired technology and IP-related intangible assets. Stock-based compensation expense relates primarily to options granted to our employees and, to a lesser extent, to restricted stock awards for executives and our Board of Directors. The net impact of the change in estimated earn-out due to ACME Mobile for the acquisition of Mobile Posse and the payment of this additional earn-out is $0 on the Consolidated Statements of Cash Flows; the $15,751 represents additional earn-out payments earned by ACME Mobile due to actual financial results during the earn-out period in excess of amounts capitalized under ASC 805 - Purchase Accounting. These amounts were all paid during the period. Net cash provided by operating activities during fiscal year 2021 was negatively impacted by the net change in working capital accounts as of March 31, 2021 compared to March 31, 2020, with a net increase over the comparative periods in current liabilities of $32,456 offset by an increase in current assets of approximately $24,540.
During the year ended March 31, 2020, net cash provided by operating activities from continuing operations was $33,670, resulting from net income of $14,280 offset by net non-cash expenses of $15,281, which included depreciation and amortization, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, change in fair value of convertible note embedded derivative liability, and change in fair value of warrant liability of debt of approximately $2,342, $6, $2,710, $643, and $9,580, respectively. Depreciation and amortization expense relates primarily to capitalized software development costs and acquired technology and IP-related intangible assets. Stock-based compensation expense relates primarily to options granted to our employees and, to a lesser extent, to restricted stock awards for executives and our Board of Directors. The change in fair value of warrant liability was a result of the settlement of all outstanding warrants related to the convertible notes during fiscal year 2020. Net cash provided by operating activities during fiscal year 2020 was negatively impacted by the net change in working capital accounts as of March 31, 2020 compared to March 31, 2019, with a net increase over the comparative periods in current liabilities of approximately $15,239 offset by an increase in current assets of approximately $272.
During the year ended March 31, 2019, net cash provided by operating activities from continuing operations was $4,970, resulting from a net loss of $4,302 offset by net non-cash expenses of $12,409, which included depreciation and amortization, non-cash interest expense, stock-based compensation, stock-based compensation for services rendered, change in fair value of convertible note embedded derivative liability, change in fair value of warrant liability, and loss on extinguishment of debt of approximately $2,766, $798, $2,011, $520, $1,008, $4,875, and $431, respectively. Depreciation and amortization expense relates primarily to capitalized software development costs and acquired technology and IP-related intangible assets. Stock-based compensation expense relates primarily to options granted to our employees and, to a lesser extent, to restricted stock awards for executives and our Board of Directors. The change in fair value of warrant liability was primarily a result of the change in our stock price during fiscal year 2019, offset by the settlement of a portion of the outstanding warrants. Net cash provided by operating activities during fiscal year 2019 was positively impacted by the net change in working capital accounts as of March 31, 2019 compared to March 31, 2018, with a net increase over the comparative periods in current liabilities of approximately $2,212 offset by an increase in current assets of approximately $5,531.
Investing Activities
During the year ended March 31, 2021, cash used in investing activities was approximately $37,808, which includes capital expenditures of $9,204, comprised mostly of internally-developed software, the acquisition of Appreciate, net of cash, for $20,348, and earn-out payments associated with the acquisition of Mobile Posse, net of cash, for $8,256.
During the year ended March 31, 2020, cash used in investing activities was approximately $46,717, which includes capital expenditures of $4,845, comprised mostly of internally-developed software, and the acquisition of Mobile Posse, net of cash, for $41,872.

During the year ended March 31, 2019, cash used in investing activities was approximately $2,314, which includes capital expenditures of $2,314, comprised mostly of internally-developed software.
Financing Activities
During the year ended March 31, 2021, cash used in financing activities was approximately $15,216, which is primarily attributable to proceeds from borrowings of $15,000 and proceeds received from the exercise of stock options of approximately $7,209, offset by the payment of debt issuance costs of $469, payment of contingent consideration of $16,956, and repayment of debt obligations of $20,000.
During the year ended March 31, 2020, cash provided by financing activities was approximately $26,175, which is primarily attributable to proceeds from borrowings of $20,000 and proceeds received from the exercise of stock options and warrants of approximately $6,488, offset by payment of debt issuance costs of $313.
During the year ended March 31, 2019, cash used in financing activities was approximately $916, which is primarily attributable to proceeds received from the exercise of stock options and warrants of approximately $734, offset by the repayment of debt obligations of approximately $1,650.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We believe, therefore, that we are not materially exposed to any financing, liquidity, market, or credit risks that could arise if we had engaged in such relationships.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations at March 31, 2021:

		Payments Due by Period
Contractual cash obligations	Total	Less Than 1 Year	1-3 Years	3 to 5 Years	More Than 5 Years
Operating leases (a)	$7,027	$1,716	$3,242	$2,069	$—
Debt repayments	15,000	15,000	—	—	—
Bank fees	450	150	300	—	—
Uncertain tax positions (b)	—	—	—	—	—
Total contractual cash obligations	$22,477	$16,866	$3,542	$2,069	$—
(a)Consists of operating leases for our office facilities.
(b)We have approximately $1,077 in additional liabilities associated with uncertain tax positions that are not expected to be liquidated within the next twelve months. We are unable to reliably estimate the expected payment dates for these additional non-current liabilities.
Cash Contractual Obligations Associated with Acquisitions
Under the terms of the Share Purchase Agreement for the acquisition of AdColony, we must pay $100,000 in cash on or before October 29, 2021 and an earn-out payment estimated between $150,000 to $175,000 in cash following December 31, 2021. In addition, under the terms of the Sale and Purchase Agreement for the acquisition of Fyber, we must pay the tender offer consideration in cash and make a potential earn-out payment of up to $50,000, which may be paid in shares of our common stock or, under certain circumstances, in cash. On April 29, 2021, we entered into the New Credit Agreement and borrowed approximately $107,000 on the revolver on that date, and we borrowed an additional $130,000 on the revolver on May 25, 2021 to fund the cash closing payments for the AdColony and Fyber acquisitions. In order to fund the future cash payments due in respect of the AdColony and Fyber acquisitions, we will need to use cash flows from operations and borrowings under the New Credit Agreement and may need to access the capital markets. If our cash flows and borrowings under our revolving credit facility are not available for any reason, we would need to seek funds from the capital markets.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contingencies, litigation, and goodwill and intangible assets acquired from our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Basis of Presentation
The financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements. The financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows of the Company for each period presented.
Estimates and Assumptions
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
Carriers and OEMs
As discussed above, contracts with carriers and OEMs are created to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per-device license fee model for a two-to-four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception, but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.

Third-Party Advertisers
Application Management Software
The Company generally offers these services under customer contract Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short-term in nature, at less than one year, as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of applications to home screens of mobile devices. Access to inventory of application slots is allocated by carriers or OEMs in the contracts identified above. The Company controls these application slots and markets it on behalf of the carriers and OEMs to the advertisers. The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs.
Programmatic Advertising and Targeted Media Delivery
The Company generally offers these services under cost-per-thousand impression arrangements and page-view arrangements. Through its mobile phone first screen applications and mobile web portals, the Company markets ad space/inventory within its content products for display advertising. The ad space/inventory is allocated to the Company through arrangement with the carrier or OEM in the contracts discussed above. The Company controls this ad space/inventory and markets it on behalf of the carriers and OEMs to the advertisers. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. When the bid is won, the ad will be received and placed on the mobile device by the Company. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. The Company has concluded that the performance obligation is satisfied at the point in time upon delivery of the advertisement to the device based on the impressions or page-view arrangement, as defined in the contract.
Through its mobile phone first screen applications and mobile web portals, the Company’s software platform also recommends sponsored content to mobile phone users and drives web traffic to a customer's website. The Company markets this content to content sponsors, such as Outbrain or Taboola, similarly to the marketing of ad space/inventory. This sponsored content takes the form of articles, graphics, pictures, and similar content. The Company has concluded that the performance obligation within the contract is complete upon delivery of the content to the mobile device.
Gross vs Net Reporting
The Company has determined that it is the primary obligor for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The Company recognizes the transaction price received from advertisers, content providers, or websites gross and the carrier or OEM share of such transaction price as costs of revenues - license fees and revenue share - in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss).
The carrier or OEM may have the right to market and sell application slots or ad space to advertisers using the Company’s software. The carrier or OEM will share revenue with the Company when it does so. The Company recognizes the revenue shared by the carrier or OEM on a net basis as the Company is not considered the primary obligor in these transactions.

Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of the unamortized cost or net realizable value of the related product. At this time, we do not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of our platform products has either already been met or is met very quickly.
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
The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and devices for which it develops products; the lack of pre-orders or sales history for its products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a product will be available for sale; and its historical practice of canceling products at any stage of the development process.
After products and features are released, all product maintenance cost are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended.
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740-10, Accounting for Income Taxes (“ASC 740-10”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740-10, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established, if necessary.
The Company is required to evaluate its ability to realize its deferred tax assets using all available evidence, both positive and negative, and determine if a valuation allowance is needed. Further, ASC 740-10-30-18 outlines the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carry-forwards. The sources of taxable income are listed below from least to most subjective:
•Future reversals of existing taxable temporary differences
•Future taxable income exclusive of reversing temporary differences and carryforwards
•Taxable income in prior carryback year(s) if carryback is permitted under the tax law
•Tax-planning strategies that would, if necessary, be implemented to, for example:
◦Accelerate taxable amounts to utilize expiring carryforwards
◦Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss
◦Switch from tax-exempt to taxable investments

ASC 740-10 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.
The Company’s income is subject to taxation in both the United States and foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that positions do not meet the more-likely-than-not recognition threshold. The Company adjusts uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.
Stock-Based Compensation
We have applied FASB ASC 718, Share-Based Payment (“ASC 718”), and, accordingly, we record stock-based compensation expense for all of our stock-based awards.
Under ASC 718, we estimate the fair value of stock options granted using the Black-Scholes model. The fair value for awards that are expected to vest is amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to vest, based on an estimated rate of forfeitures. This rate of forfeitures is updated, as necessary, and any adjustments needed to recognize the fair value of options that vest or are forfeited are recorded.
The Black-Scholes model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and an option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of acquisition cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20, Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather they are evaluated, at least on an annual basis, to determine if there are potential impairments.
For goodwill and indefinite lived intangible assets, we complete what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not the fair value is less than the carrying amount, we would perform a quantitative two-step impairment test.

The quantitative analysis compares the fair value of our reporting unit or indefinite-lived intangible assets to their carrying amounts and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows, market multiples, or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment.
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
In the years ended March 31, 2021 and 2020, the Company determined there were no indicators of impairment of goodwill. See Note "Goodwill" to the Company's Consolidated Financial Statements in Item 8 of this Annual Report. In performing the related valuation analyses, the Company used various valuation methodologies including probability-weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
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
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations, depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $10 per year for every $1,000 of outstanding debt under the credit facility.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar.
While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating income / (loss) and net income / (loss) to be impacted by fluctuations in exchange rates. In addition, gain / (loss) related to translating certain cash balances, trade accounts receivable balances, and inter-company balances that are denominated in these currencies impact our net income / (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	69

Consolidated Financial Statements
Consolidated Balance Sheets	73
Consolidated Statements of Operations and Comprehensive Loss	74
Consolidated Statements of Stockholders' Equity	75
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	77
The supplementary financial information required by this Item 8 is set forth in Note 21 of the Notes to the Consolidated Financial Statements under the caption "Supplemental Consolidated Financial Information."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of operations and comprehensive income / (loss), stockholders’ equity, and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 10, 2021 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Income Tax Valuation Allowance
As described further in Note 4 and Note 16 of the Company’s consolidated financial statements, the Company’s net deferred income tax assets of $12.9 million are net of a valuation allowance of $5.2 million, for U.S. state and foreign deferred tax assets. For the year ended March 31, 2021, the Company recorded an income tax benefit of $13.0 million, of which $11.2 million was a reduction of the Company’s federal tax valuation allowance against substantially all of its U.S. federal deferred tax assets. Management records a valuation allowance, on a jurisdictional basis, to reduce the carrying value of deferred income tax assets to amounts that are more likely than not to be realized. We identified the estimation of the valuation allowance for deferred income tax assets as a critical audit matter.
The principal considerations for assessing the valuation allowance as a critical audit matter are the high level of estimation uncertainty and the level of audit effort and expertise required to audit the amount and timing of future taxable income. Management applies judgment in assessing all available positive and negative evidence, including the history of profitable operations and projected taxable income, in determining whether deferred income tax assets are more likely than not to be realized. Projected taxable income includes judgmental assumptions related to future revenue, and operating expenses, as well as the timing of realization of taxable temporary differences.

Our procedures related to the estimation of the valuation allowance for deferred income tax assets included the following, among others:
a.We tested the design and operating effectiveness of controls over the accuracy of the valuation allowance by tax jurisdiction.
b.We obtained the Company’s future taxable income estimate used to support realization of the deferred tax asset. We determined the reasonableness of the projection by considering historical pre-tax income, adjusted for significant permanent items, as an estimate for future periods, published industry sector growth rate projections, and the historical pre-tax income of the recently acquired business. We also performed a sensitivity analysis of the estimate of the Company’s future taxable income, to determine if the Company’s net operating losses could be realized prior to expiration based on pre-tax income that was less than the future pre-tax income used in the Company’s estimate.
c.We recalculated future taxable income arising from the expected reversal of taxable temporary differences.
d.Professionals with specialized tax skill and knowledge were used to assist in evaluating management’s analysis, including cumulative taxable income and the reasonableness of management’s judgments and estimates.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Dallas, Texas
June 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2021, and our report dated June 10, 2021 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Triapodi Ltd., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 10.4 and 0.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2021. As indicated in Management’s Report, Triapodi Ltd. was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Triapodi Ltd.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Dallas, Texas
June 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2020, the related consolidated statements of operations and comprehensive income / (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ SingerLewak LLP
We served as the Company’s auditor from 2009 to 2021.
Los Angeles, California
June 2, 2020

CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	March 31, 2020
ASSETS
Current assets
Cash	$30,778	$21,534
Restricted cash	340	125
Accounts receivable, net of allowances for credit losses of $5,488 and $4,059, respectively	61,985	33,135
Prepaid expenses and other current assets	4,282	3,653
Total current assets	97,385	58,447
Property and equipment, net	13,050	8,183
Right-of-use assets	3,495	4,237
Deferred tax assets, net	12,963	—
Intangible assets, net	53,300	43,882
Goodwill	80,176	69,262
TOTAL ASSETS	$260,369	$184,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,953	$31,579
Accrued license fees and revenue share	46,196	19,423
Accrued compensation	9,817	4,311
Accrued earn-out	—	23,735
Short-term debt, net of debt issuance costs of $443 and $62, respectively	14,557	1,188
Other current liabilities	5,626	2,573
Total current liabilities	111,149	82,809
Long-term debt, net of debt issuance costs of $— and $245, respectively	—	18,505
Other non-current liabilities	4,108	5,243
Total liabilities	115,257	106,557
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 90,685,553 issued and 89,949,847 outstanding at March 31, 2021; 88,041,240 issued and 87,306,784 outstanding at March 31, 2020	10	10
Additional paid-in capital	373,310	360,224
Treasury stock (754,599 shares at March 31, 2021 and March 31, 2020)	(71)	(71)
Accumulated other comprehensive loss	(903)	(591)
Accumulated deficit	(227,334)	(282,218)
Total stockholders' equity	145,112	77,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,369	$184,011
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)
(in thousands, except per share amounts)

	Year ended March 31,
	2021	2020	2019
Net revenues	$313,579	$138,715	$103,569
Costs of revenues and operating expenses
License fees and revenue share	178,649	83,588	65,981
Other direct costs of revenues	2,358	1,454	2,023
Product development	20,119	12,018	10,876
Sales and marketing	19,304	11,244	8,212
General and administrative	33,940	17,199	13,032
Total costs of revenues and operating expenses	254,370	125,503	100,124
Income from operations	59,209	13,212	3,445
Interest and other income / (expense), net
Change in estimated contingent consideration	(15,751)	—	—
Interest income / (expense)	(1,003)	41	(1,120)
Foreign exchange transaction gain	—	—	3
Change in fair value of convertible note embedded derivative liability	—	—	(1,008)
Change in fair value of warrant liability	—	(9,580)	(4,875)
Loss on extinguishment of debt	(452)	—	(431)
Other income / (expense)	(146)	232	153
Total interest and other income / (expense), net	(17,352)	(9,307)	(7,278)
Income / (loss) from continuing operations before income taxes	41,857	3,905	(3,833)
Income tax provision / (benefit)	(13,027)	(10,375)	469
Income / (loss) from continuing operations, net of taxes	54,884	14,280	(4,302)
Loss from discontinued operations	—	(380)	(1,708)
Loss from discontinued operations, net of taxes	—	(380)	(1,708)
Net income / (loss)	54,884	13,900	(6,010)
Other comprehensive loss
Foreign currency translation adjustment	(312)	(235)	(31)
Comprehensive income / (loss)	$54,572	$13,665	$(6,041)
Basic net income / (loss) per common share
Continuing operations	0.62	0.17	(0.06)
Discontinued operations	—	—	(0.02)
Basic net income / (loss) per common share	$0.62	$0.17	$(0.08)
Weighted-average common shares outstanding, basic	88,514	84,594	77,440
Diluted net income / (loss) per common share
Continuing operations	0.57	0.16	(0.06)
Discontinued operations	—	—	(0.02)
Diluted net income / (loss) per common share	$0.57	$0.16	$(0.08)
Weighted-average common shares outstanding, diluted	96,151	89,558	77,440
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	100,000	$100	76,108,823	$10	754,599	$(71)	$318,066	$(325)	$(290,108)	$27,672
Net loss	—	—	—	—	—	—	—	—	(6,010)	(6,010)
Foreign currency translation	—	—	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	—	—	306,656	—	—	—	2,568	—	—	2,568
Options exercised	—	—	424,817	—	—	—	423	—	—	423
Warrants exercised	—	—	333,924	—	—	—	1,154	—	—	1,154
Stock issued for settlement of liability	—	—	4,446,265	—	—	—	10,582	—	—	10,582
Balance at March 31, 2019	100,000	$100	81,620,485	$10	754,599	$(71)	$332,793	$(356)	$(296,118)	$36,358
Net income	—	—	—	—	—	—	—	—	13,900	13,900
Foreign currency translation	—	—	—	—	—	—	—	(235)	—	(235)
Settlement of derivative liability	—	—	—	—	—	—	17,588	—	—	17,588
Stock-based compensation	—	—	48,449	—	—	—	2,710	—	—	2,710
Stock-based compensation for services rendered	—	—	75,494	—	—	—	643	—	—	643
Options exercised	—	—	2,279,266	—	—	—	3,865	—	—	3,865
Warrants exercised	—	—	3,283,090	—	—	—	2,625	—	—	2,625
Balance at March 31, 2020	100,000	$100	87,306,784	$10	754,599	$(71)	$360,224	$(591)	$(282,218)	$77,454
Net income	—	—	—	—	—	—	—	—	54,884	54,884
Foreign currency translation	—	—	—	—	—	—	—	(312)	—	(312)
Stock-based compensation	—	—	91,570	—	—	—	4,853	—	—	4,853
Stock-based compensation for services rendered	—	—	45,110	—	—	—	1,024	—	—	1,024
Options exercised	—	—	2,506,383	—	—	—	7,209	—	—	7,209
Balance at March 31, 2021	100,000	$100	89,949,847	$10	754,599	$(71)	$373,310	$(903)	$(227,334)	$145,112
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net income / (loss) from continuing operations, net of taxes	$54,884	$14,280	$(4,302)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	7,114	2,342	2,766
Non-cash interest expense	94	6	798
Stock-based compensation	4,853	2,710	2,011
Stock-based compensation for services rendered	1,024	643	520
Change in fair value of convertible note embedded derivative liability	—	—	1,008
Change in fair value of warrant liability	—	9,580	4,875
Loss on extinguishment of debt	255	—	431
Change in estimate of remaining contingent consideration	15,751	—	—
Payment of contingent consideration in excess of amounts capitalized at acquisition	(15,751)	—	—
(Increase) / decrease in assets:
Accounts receivable, gross	(25,378)	(2,431)	(6,040)
Allowance for credit losses	1,424	2,866	383
Prepaid expenses and other current assets	(586)	(747)	(430)
Deferred tax assets	(12,952)	40	556
Right-of-use asset	742	(1,858)	—
Increase / (decrease) in liabilities:
Accounts payable	(1,897)	16,168	(4,983)
Accrued license fees and revenue share	26,408	(3,630)	7,973
Accrued compensation	5,224	1,661	(525)
Other current liabilities	2,721	1,040	(253)
Other non-current liabilities	(1,135)	(9,000)	182
Net cash provided by operating activities - continuing operations	62,795	33,670	4,970
Net cash used in operating activities - discontinued operations	—	(2,293)	(3,701)
Net cash provided by operating activities	62,795	31,377	1,269

Cash flows from investing activities
Capital expenditures	(9,204)	(4,845)	(2,314)
Acquisition of Appreciate, net of cash	(20,348)	—	—
Acquisition of Mobile Posse, net of cash	(8,256)	(41,872)	—
Net cash used in investing activities	(37,808)	(46,717)	(2,314)

Cash flows from financing activities
Proceeds from borrowings	15,000	20,000	—
Payment of debt issuance costs	(469)	(313)	—
Payment of contingent consideration	(16,956)	—	—
Options and warrants exercised	7,209	6,488	734
Repayment of debt obligations	(20,000)	—	(1,650)
Net cash provided by / (used in) financing activities	(15,216)	26,175	(916)

Effect of exchange rate changes on cash	(312)	(235)	(31)

Net change in cash	9,459	10,600	(1,992)

Cash and restricted cash, beginning of year	21,659	11,059	13,051

Cash and restricted cash, end of year	$31,118	$21,659	$11,059

Supplemental disclosure of cash flow information
Interest paid	$922	$101	$383
Income taxes paid	$927	$—	$—

Supplemental disclosure of non-cash financing activities
Common stock of the Company issued for extinguishment of debt	$—	$—	$10,582
Cashless exercise of warrants to purchase common stock of the Company	$—	$—	$144
De-recognition of liability upon warrant exercise	$—	$17,593	$—
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
1.    Organization
Digital Turbine, Inc. ("Digital Turbine") was incorporated in the state of Delaware in 1998. Digital Turbine, through its subsidiaries, works at the convergence of media and mobile communications, delivering end-to-end products and solutions for mobile operators, application advertisers, device OEMs, and other third parties to enable them to effectively monetize media content and generate higher value user acquisition.
2.    Acquisitions
On February 28, 2020, the Company completed the acquisition of Mobile Posse, Inc. (“Mobile Posse”) pursuant to the previously reported stock purchase agreement with ACME Mobile, LLC (“ACME”), Mobile Posse, and certain equity holders of ACME. The Company acquired all of the outstanding capital stock of Mobile Posse in exchange for total consideration of: (1) $41,500 in cash paid at closing; (2) working capital adjustments of $453 paid in cash after closing; and (3) an earn-out of $39,486, paid in cash quarterly and concluding at the end of the twelve-month period (the “Earn-Out Period”) following the closing of the Acquisition and based on the achievement of certain target net revenues, less associated revenue shares, over the Earn-Out Period. Note the total consideration listed above excludes cash acquired of $4,613. Total consideration paid for the acquisition of Mobile Posse was $81,439. None of the goodwill recognized for the Acquisition was deductible for tax purposes.
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
Note the total consideration listed above excludes cash of $4,613 and working capital adjustments.
The amortization period for the intangible assets acquired in the transaction are as follows:

Intangible Asset	Remaining Useful Life
Developed technology	5 years
Customer relationships	18 years
Goodwill	Indefinite

The operating results of Mobile Posse, Inc. which are included in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss) from the acquisition date to March 31, 2020, are as follows:

Unaudited
Revenues	$4,817
Costs of revenues	2,512
Operating expenses	1,290
Net income	$1,015
Unaudited pro forma combined financial statements are presented below for informational purposes only. The unaudited pro forma combined statements of operations for the twelve months ended March 31, 2020 and March 31, 2019 for the Company, and the period from April 3, 2018 through March 31, 2019 for Mobile Posse, combine the historical consolidated statements of operations of the Company and Mobile Posse, giving effect to the acquisition as if it had been consummated on April 3, 2018, the beginning of the earliest period presented.
Following are the unaudited pro forma results as if the acquisition of Mobile Posse had occurred as of April 1, 2018.

	Year ended March 31,
	2020	2019
	Unaudited	Unaudited
	(in thousands, except per share amounts)
Net revenues	$190,920	$162,956
Net income	$18,347	$(1,387)
Basic net income / (loss) per common share	$0.22	$(0.02)
Diluted net income / (loss) per common share	$0.20	$(0.02)
On March 1, 2021, Digital Turbine, through its subsidiary DT EMEA, an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash. In connection with the Acquisition, under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. The Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions. The Company determined the operating results of the acquisition to not be material to the Consolidated Financial Statements for the year ended March 31, 2021 and, therefore, has not included pro forma financial information for the acquisition of Appreciate. None of the goodwill recognized for the Acquisition was deductible for tax purposes.

Due to the proximity of the Acquisition to our fiscal year ended March 31, 2021, the fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows:

Assets
Cash	$2,152
Accounts receivable	2,400
Other current assets	53
Property, plant, and equipment	17
Developed technology	8,200
Customer relationships	2,300
Trade Names	1,700
Goodwill	9,431
Total Assets	$26,253
Liabilities
Accounts payable	$5,271
Accrued license fees and revenue share	365
Accrued compensation	282
Other current liabilities	332
Total Liabilities	$6,250
Total Consideration	$20,003
The amortization period for the intangible assets acquired in the transaction are as follows:

Intangible Asset	Remaining Useful Life
Developed technology	10 years
Customer relationships	15 years
Trade names	10 years
Goodwill	Indefinite
The operating results of Appreciate, which are included in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss) from the acquisition date to March 31, 2021, are as follows:

Unaudited
Revenues	$1,230
Costs of revenues and operating expenses	1,139
Net income	$91
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

    In accordance with the Pay Agreement, the Company assigned and transferred a material contract to the Pay Purchaser. Subsequently to the closing of the transaction associated with the Pay Agreement, the Company received notification from the Pay Purchaser that the partner to the material contract had terminated the contract with the Pay Purchaser. Due to the material contract being terminated, the Company has determined that the estimated earn-out from the Pay Purchaser to be $0. As all the assets being transferred had been fully impaired prior to the closing of the transaction, the gain/loss on sale related to the Pay Agreement transaction is currently estimated at $0. Furthermore, the Company retained certain receivables and payables for content delivered for the benefit of the partner to the material contract, where these certain receivables and payables were all recognized prior to the closing of the Pay Agreement. These amounts were presented as assets and liabilities held for disposal in prior presented periods. As of March 31, 2021, the Company has determined there to be uncertainty surrounding the collectability of the receivables due to a breakdown in ongoing discussions with the business partner. We have determined that the amounts recorded are more likely than not to be uncollectible due to disputes surrounding the content delivered, furthermore the related payables would also be contractually withheld unless payment is received at a later date. At this time, the Company has reserved for all balances remaining, both receivables and payables, related to the discontinued operations of the Pay business. The total impact to the Company if all of the remaining receivables and payables are subsequently collected is immaterial.
    DT Media, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “A&P Agreement”), dated as of April 28, 2018, with Creative Clicks B.V. (the “A&P Purchaser”) to sell business relationships with various advertisers and publishers (the “A&P Assets”) related to the Company’s Advertising and Publishing business. As consideration for this asset sale, we are entitled to receive a percentage of the gross profit, as defined by the A&P Agreement, derived from these customer agreements, for a period of three years, as outlined in the Company’s Form 8-K filed on May 1, 2018 with the SEC. The transaction was completed on June 28, 2018 with an effective date of June 1, 2018. With the sale of these assets, the Company has determined that it will exit the operating segment of the business previously referred to as the A&P business, which was previously part of Advertising, the Company's sole continuing reporting unit. No gain or loss on sale was recognized related to this divestiture. All transferred assets and liabilities, with the exception of goodwill, were fully amortized prior to entering into the sales agreement. As the consideration given by the purchaser was already materially determined at March 31, 2018, goodwill was impaired to the estimated future cash flows of the divested business, which was effectively the purchase price. With the consummation of the sale, the remaining goodwill asset was netted against the purchase price receivable for a net impact of $0 on the Consolidated Statement of Operations for the year ended March 31, 2019.
    These dispositions have allowed the Company to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.

The following table summarizes the financial results of our discontinued operations for all periods presented herein:
Condensed Statements of Operations and Comprehensive Loss
For Discontinued Operations
(in thousands, except per share amounts)

	Year ended March 31,
	2020	2019
Net revenues	$—	$3,970
Total costs of revenues	(1,202)	1,788
Product development	60	732
Sales and marketing	—	350
General and administrative	1,433	2,671
Loss from operations	(291)	(1,571)
Interest and other income / (expense), net	(89)	(137)
Loss from discontinued operations before income taxes	(380)	(1,708)
Income tax provision / (benefit)	—	—
Loss from discontinued operations, net of taxes	(380)	(1,708)
Foreign currency translation adjustment	—	—
Comprehensive loss	(380)	(1,708)
Basic and diluted net loss per common share	$—	$(0.02)
Weighted-average common shares outstanding, basic	84,594	77,440
Weighted-average common shares outstanding, diluted	89,558	77,440
    The following table provides reconciling cash flow information for our discontinued operations:

	Year ended March 31,
	2020	2019
Cash flows from operating activities
Net loss from discontinued operations, net of taxes	(380)	(1,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	279
Change in allowance for doubtful accounts	(1,589)	1,011
Loss on disposal of fixed assets	109	—
Stock-based compensation	—	37
(Increase) / decrease in assets:
Accounts receivable	3,472	5,119
Goodwill	—	309
Prepaid expenses and other current assets	—	54
Increase / (decrease) in liabilities:
Accounts payable	(3,158)	(5,631)
Accrued license fees and revenue share	(537)	(2,522)
Accrued compensation	(226)	(303)
Other current liabilities	(3)	(346)
Cash used in operating activities	(2,293)	(3,701)

Cash used in discontinued operations	(2,293)	(3,701)

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
Revenue from Contracts with Customers
The Company adopted ASC 606 on April 1, 2018, and ASC 606 is effective from the beginning of fiscal year 2019, using the modified retrospective method for all contracts not completed as of the effective date. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
Media Distribution Services
The Company’s Media Distribution business consists of an advertiser solution for unique and exclusive carrier and OEM inventory, which is comprised of services including:
•An application media software platform that enables carriers and OEMs to control, manage, and monetize applications installed at the time of activation and over the life of a mobile device. This allows operators to personalize the application activation experience for customers and monetize their home screens via Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements, with third-party advertisers. There are several different delivery methods available to operators and OEMs on first boot of the device. Optional notifications and other features are available throughout the life-cycle of the device, providing operators and OEMs opportunity for additional revenue streams;
•A content media software platform that enables programmatic advertising and targeted media delivery. This allows operators to monetize their operator-branded on-phone applications by showing in-application advertisements via cost-per-thousand impression arrangements and page-view arrangements; and
•Other services related to the core platform.
Application Media revenues totaled $217,447, $133,898, and $103,569, respectively, for the years ended March 31, 2021, 2020, and 2019, while Content Media revenues, primarily related to the Mobile Posse acquisition on February 28, 2020, totaled $96,132, $4,817, and $0, respectively.

Carriers and OEMs
As discussed above, contracts with carriers and OEMs are created to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per-device license fee model for a two-to-four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception, but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
Third-Party Advertisers
Application Management Software
The Company generally offers these services under customer contract Cost-Per-Install or CPI arrangements, Cost-Per-Placement or CPP arrangements, and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short-term in nature, at less than one year, as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of applications to home screens of mobile devices. Access to inventory of application slots is allocated by carriers or OEMs in the contracts identified above. The Company controls these application slots and markets it on behalf of the carriers and OEMs to the advertisers. The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs.
Programmatic Advertising and Targeted Media Delivery
The Company generally offers these services under cost-per-thousand impression arrangements and page-view arrangements. Through its mobile phone first screen applications and mobile web portals, the Company markets ad space/inventory within its content products for display advertising. The ad space/inventory is allocated to the Company through arrangement with the carrier or OEM in the contracts discussed above. The Company controls this ad space/inventory and markets it on behalf of the carriers and OEMs to the advertisers. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. When the bid is won, the ad will be received and placed on the mobile device by the Company. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. The Company has concluded that the performance obligation is satisfied at the point in time upon delivery of the advertisement to the device based on the impressions or page-view arrangement, as defined in the contract.
Through its mobile phone first screen applications and mobile web portals, the Company’s software platform also recommends sponsored content to mobile phone users and drives web traffic to a customer's website. The Company markets this content to content sponsors, such as Outbrain or Taboola, similarly to the marketing of ad space/inventory. This sponsored content takes the form of articles, graphics, pictures, and similar content. The Company has concluded that the performance obligation within the contract is complete upon delivery of the content to the mobile device.

Gross vs Net Reporting
The Company has determined that it is the primary obligor for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The company recognizes the transaction price received from advertisers, content providers, or websites gross and the carrier or OEM share of such transaction price as costs of revenues - license fees and revenue share - in the accompanying Consolidated Statements of Operations and Comprehensive Income / (Loss).
The carrier or OEM may have the right to market and sell application slots or ad space to advertisers using the Company’s software. The carrier or OEM will share revenue with the Company when it does so. The Company recognizes the revenue shared by the carrier or OEM on a net basis as the Company is not considered the primary obligor in these transactions.
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
The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company capitalizes costs related to the development of software to be sold, leased, or otherwise marketed as we believe we have met the "tested working model" threshold. Development costs continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over carrier distribution channels; and its historical practice of canceling products at any stage of the development process.
After products and features are released, all product maintenance cost are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. For fiscal years 2021, 2020, and 2019, the Company capitalized software development costs in the amount of $8,859, $1,453, and $1,544.
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a 3-year useful life.
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
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740-10, Accounting for Income Taxes (“ASC 740-10”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740-10, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse. To the extent a deferred tax asset cannot be realized, a valuation allowance is established.
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
The Company is required to evaluate its ability to realize its deferred tax assets using all available evidence, both positive and negative, and determine if a valuation allowance is needed. Further, ASC 740-10-30-18 outlines the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carry-forwards. The sources of taxable income are listed below from least to most subjective:
•Future reversals of existing taxable temporary differences
•Future taxable income exclusive of reversing temporary differences and carryforwards
•Taxable income in prior carryback year(s) if carryback is permitted under the tax law
•Tax-planning strategies that would, if necessary, be implemented to, for example:
◦Accelerate taxable amounts to utilize expiring carryforwards
◦Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss
◦Switch from tax-exempt to taxable investments

Foreign Currency Translation
The Company uses the United States dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $312, $235, and $31 in the years ended March 31, 2021, 2020, and 2019 has been reported as a component of comprehensive income / (loss) in the Consolidated Statements of Operations and Comprehensive Income / (Loss) and Consolidated Statements of Stockholders’ Equity.
Comprehensive Income / (Loss)
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
Restricted Cash
Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of March 31, 2021 and March 31, 2020, the Company had $340 and $125, respectively, of restricted cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards as well as a letter of credit issued to guarantee a facility lease in the prior period.
Accounts Receivable
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
Deposits
As of March 31, 2021, the Company had deposits of $201 comprised of facility and equipment lease deposits, as compared to $159 as of March 31, 2020.
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
The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of our debt, less capitalized debt issuance costs, approximates fair value.
As of March 31, 2021 and 2020, the carrying value of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued license fees, accrued compensation, debt, and other current liabilities approximates fair value due to the nature of such instruments.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8-to-10 years or the term of the lease for leasehold improvements and 3-to-5 years for other assets.
Leases
On April 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective transition approach such that we accounted for leases that commenced before the effective date of ASU 2016-02 in accordance with previous GAAP unless the lease is modified, except that we recognized right-of-use ("ROU") assets and a lease liability for all such leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. Results and disclosure requirements for reporting periods beginning after June 30, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities on the Consolidated Balance Sheet as of June 30, 2019.
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
The right-of-use asset components of our operating leases are included in right-of-use assets on our Consolidated Balance Sheets, while the current portion of our operating lease liabilities are included in other current liabilities and the long-term portion of our operating lease liabilities in other non-current liabilities on our Consolidated Balance Sheets.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20, Goodwill and Other Intangible Assets, the value assigned to goodwill and indefinite lived intangible assets, including trademarks and trade names, through ASC 805, Business Combinations, is not amortized to expense, but rather evaluated on an at least annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life-cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.
Goodwill values assigned through ASC 805, Business Combinations, related to the acquisition of Appreciate are subject to adjustments prior to the finalization of the purchase price accounting one year from the date of acquisition.
Impairment of Long-Lived Assets and Finite Life Intangibles
Long-lived assets, including intangible assets subject to amortization, primarily consist of customer relationships and developed technology that have been acquired and are amortized using the straight-line method over their useful lives, ranging from five to eighteen years, and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2021, 2020, and 2019.
Preferred Stock
The Company applies the guidance enumerated in FASB ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with ASC 480-10. All other issuances of preferred stock are subject to the classification and measurement principles of ASC 480-10. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposits and accounts receivable. A significant portion of the Company’s cash was held at one major financial institution as of March 31, 2021 and two major financial institutions as of March 31, 2020 that the Company's management has assessed to be of high credit quality. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At March 31, 2021 and March 31, 2020, the Company had $27,128 and $20,203 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.

The Company mitigates its credit risk with respect to accounts receivable by monitoring advertisers' and carriers' accounts receivable balances. As of March 31, 2021, one major customer, Outbrain Inc., represented 13.0% of the Company's net accounts receivable balance. As of March 31, 2020, two major customers, Oath Inc., a subsidiary of Verizon Communications, and Outbrain Inc., represented 11.6% and 11.5% of the Company's net accounts receivable balance, respectively.
With respect to customer revenue concentration, the Company defines a customer as an advertiser or a carrier that is a distinct source of revenue and is legally bound to pay for the services that the Company delivers on the advertiser’s or carrier's behalf. During the fiscal year ended March 31, 2021, no single customer represented more than 10% of net revenues. During the fiscal year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of net revenues. During the fiscal year ended March 31, 2019, one major customers, Oath Inc., a subsidiary of Verizon Communications, represented 28.6%  of net revenues.
With respect to partner revenue concentration, the Company partners with mobile carriers and OEMs to deliver applications on our platform through the carrier network. During the fiscal year ended March 31, 2021, T-Mobile US Inc., including Sprint and other subsidiaries, a carrier partner, generated 26.4%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 22.3%, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 18.5%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.8% of our net revenues. During the fiscal year ended March 31, 2020, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3%, AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 30.0%, and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.7% of our net revenues. During the fiscal year ended March 31, 2019, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 45.9% and AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 38.7% of our net revenues.
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
In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company will adopt ASU 2020-01 during the quarter ended June 30, 2022 and does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition, and cash flows based on our current investments.

In December 2019, the FASB issued Accounting Standard Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt ASU 2019-12 during the quarter ended June 30, 2021 and does not expect the impact of the future adoption of this standard to have a material impact on its consolidated results of operations, financial condition, and cash flows.
Other authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification) and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Financial Instruments—Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. As such, the Company has adopted this standard during our quarter ended June 30, 2020, and it has not materially impacted our consolidated results of operations, financial condition and cash flows.
5.    Accounts Receivable

	March 31, 2021	March 31, 2020
Billed	$28,636	$18,927
Unbilled	$38,837	$18,267
Allowance for credit losses	$(5,488)	$(4,059)
Accounts receivable, net	$61,985	$33,135
Billed accounts receivable represent amounts billed to customers that have yet to be collected. Unbilled accounts receivable represent revenue recognized and contractually eligible to be billed but billed after period end. All unbilled receivables as of March 31, 2021 are expected to be billed and collected within twelve months.

The Company recorded $1,032, $1,739, and $300 of bad debt expense during the years ended March 31, 2021, 2020, and 2019 respectively.
6.    Property and Equipment

	March 31, 2021	March 31, 2020
Computer-related equipment	$20,736	$11,649
Furniture and fixtures	$714	$681
Leasehold improvements	$2,182	$2,099
Property and equipment, gross	$23,632	$14,429
Accumulated depreciation	$(10,582)	$(6,246)
Property and equipment, net	$13,050	$8,183
Depreciation expense for the years ended March 31, 2021, 2020, and 2019 was $4,338, $2,124, and $1,535, respectively.
During the years ended March 31, 2021, 2020, and 2019, depreciation expense includes $1,980, $670, and $839, respectively, related to internal-use assets included in General and Administrative Expense and $2,358, $1,454, and $696, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in Other Direct Costs of Revenue.
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
Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2021
Fiscal year 2022	$1,493
Fiscal year 2023	1,532
Fiscal year 2024	1,351
Fiscal year 2025	1,057
Fiscal year 2026	878
Thereafter	—
Total undiscounted cash flows	6,311
(Less imputed interest)	(758)
Present value of lease liabilities	$5,553
The current portion of our lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of our lease liabilities is included in other non-current liabilities on our Consolidated Balance Sheets.
Associated with this financial liability, the Company has recorded a right-of-use asset of $3,495, which is calculated using the present value of lease liabilities less any lease incentives received from our landlords and any deferred rent liability balance as of the date of implementation. The discount rates used to calculate the imputed interest above range from 5.50% to 6.75% and the weighted-average remaining lease term is 4.35 years.
Associated with the Company's non-cancellable operating leases, during the fiscal years ended March 31, 2021, 2020, and 2019, the Company had straight-line rent expense of $1,367, $703, and $643, respectively, and cash rent expense of $1,390, $733, and $551, respectively.

8.    Intangible Assets
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
We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. During the fiscal years ended March 31, 2021, 2020, and 2019, we determined that there were no indicators of impairment related to the Company's continuing operations.
The components of intangible assets as at March 31, 2021 and 2020 were as follows:

	March 31, 2021
	Cost	Accumulated Amortization	Net
Customer relationships	$46,400	$(4,171)	$42,229
Developed technology	20,526	(11,141)	9,385
Brand/trade names	2,000	(314)	1,686
Total	$68,926	$(15,626)	$53,300

	March 31, 2020
	Cost	Accumulated Amortization	Net
Customer relationships	$46,971	$(5,154)	$41,817
Developed technology	7,926	(5,861)	2,065
Total	$54,897	$(11,015)	$43,882
During the fiscal years ended March 31, 2021, 2020, and 2019, the Company recorded amortization expense in the amount of $2,782, $218, and $1,231, respectively. For the fiscal years ended March 31, 2021 and 2020, amortization expense was a component of general and administrative operating expenses on the Consolidated Statements of Operations and Comprehensive Income / (Loss), due to the classification of acquired internal-use intangible assets accounted for under ASC 350, Intangibles - Goodwill and Other. For the fiscal year ended March 31, 2019, amortization expense was a component of other direct costs of revenues on the Consolidated Statements of Operations and Comprehensive Income / (Loss). This represented the remaining amortization of historical external-use intangible assets accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.
Based on the amortizable intangible assets as of March 31, 2021, the Company expects future amortization expense to be approximately $3,755 per year over the next five fiscal years and $34,525 in residual expense thereafter.

Below is a summary of intangible assets:

Intangible Assets
Balance as of March 31, 2018	$1,231
Amortization of intangibles	(1,231)
Balance as of March 31, 2019	—
Purchase of Mobile Posse	44,100
Amortization of intangibles	(218)
Balance as of March 31, 2020	43,882
Purchase of Appreciate	12,200
Amortization of intangibles	(2,782)
Balance as of March 31, 2021	$53,300
9.    Goodwill
A reconciliation of the changes to the Company’s carrying amount of goodwill for the periods or as of the dates indicated:

Media Distribution
Goodwill as of March 31, 2018	$42,268
Adjustments	—
Goodwill as of March 31, 2019	42,268
Purchase of Mobile Posse	26,994
Goodwill as of March 31, 2020	69,262
Adjustments to purchase price of Mobile Posse	1,483
Purchase of Appreciate	9,431
Goodwill as of March 31, 2021	$80,176
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
We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.
For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform a goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds the fair value of the net assets assigned to that unit, an impairment charge is recorded in the amount by which the carrying value exceeds the fair value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The goodwill impairment test we utilized in the fourth quarter ended March 31, 2021 utilized an income method to estimate a reporting unit’s fair value. The Company believes that the income method is the best method of determining fair value for our Company. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed growth rates; estimated costs; and appropriate discount rates based on a reporting unit's weighted-average cost of capital as determined by considering the observable weighted-average cost of capital of comparable companies. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data and against the Company’s market capitalization value, which includes a control premium estimate. A reporting unit’s carrying value represents the assignment of various assets and liabilities.
Based on the analysis performed for fiscal year 2021, all continuing operations, which are comprised entirely of the Media Distribution reporting unit, have an estimated fair value in excess of the carrying value of the associated goodwill.
In the years ended March 31, 2021 and 2020, the Company determined there was no impairment to goodwill.
10.    Debt

	March 31, 2021	March 31, 2020
Short-term debt
Short-term debt, net of debt issuance costs of $443 and $62, respectively	$14,557	$1,188

	March 31, 2021	March 31, 2020
Long-term debt
Long-term debt, net of debt issuance costs of $— and $245, respectively	$—	$18,505
Convertible Notes
On September 28, 2016, the Company sold $16,000 of aggregate principal 8.75% convertible notes maturing on September 23, 2020, unless converted, repurchased, or redeemed in accordance with their terms prior to such date. As of March 31, 2019, all of the Notes have been extinguished, the underlying indenture relieved, and all derivative liabilities related to the Notes settled.
Each purchaser of the convertible notes also received warrants to purchase shares of the Company's common stock. The warrants were issued under a Warrant Agreement (the "Warrant Agreement"), dated as of September 28, 2016, between Digital Turbine, Inc. and US Bank National Association, as the warrant agent.
The warrants were immediately exercisable on the date of issuance at an initial exercise price of $1.364 per share.
During the year ended March 31, 2019, 484,900 of the warrants were exercised. During the year ended March 31, 2020, the remaining 3,614,100 of the warrants were exercised. No outstanding warrants related to the Warrant Agreement remained outstanding at March 31, 2020.
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
The term loan was to be repaid on a quarterly basis, beginning in July 2020, until the term loan maturity date of February 28, 2025, at which time the remaining unpaid principal balance must be repaid. The quarterly principal payment amounts increased from $250 to $1,250 over the term of the term loan. The revolving line of credit was to matures on February 28, 2025.
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
The New Credit Agreement contained representations and warranties by each of the parties to the New Credit Agreement, which were made only for purposes of the New Credit Agreement and as of specified dates.
In connection with the Company entering into the New Credit Agreement with the Bank, on February 28, 2020, the Company and the Bank terminated the existing Credit Agreement, dated as of May 23, 2017, between the Company, DT Media, DT USA, and the Bank (and the amendments thereto), which was the previous revolving credit facility of the Company.
In connection with the Company entering into the BoA Credit Agreement with the Bank as described below, on February 3, 2021, the Company and Western Alliance Bank terminated the New Credit Agreement, dated February 28, 2020, by and among the Company, DT Media, DT USA, and Western Alliance Bank (and the amendments thereto), which was the previous term loan and revolving credit facility of the Company.

BoA Revolving Line of Credit
On February 3, 2021, the Company entered into a credit agreement ("the BoA Credit Agreement') with Bank of America, N.A. (the “Bank”), which provides for a revolving line of credit of $100,000, with an accordion feature enabling the Company to increase the amount to up to $200,000, to be used for acquisitions, working capital, and general corporate purposes. DT Media and DT USA are additional co-borrowers under the BoA Credit Agreement. The revolving line of credit matures on February 3, 2024.
Amounts outstanding under the BoA Credit Agreement accrue interest at an annual rate equal to LIBOR (or, if necessary, a broadly-adopted replacement index) plus an applicable margin that ranges from 1.50% to 2.25%, depending on the Company’s consolidated leverage ratio. The obligations under the BoA Credit Agreement are secured by a grant of a security interest in substantially all of the assets of the Company and its subsidiaries. The BoA Credit Agreement contains customary covenants, representations, and events of default, and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
Per the BoA Credit Agreement, the Company's consolidated leverage ratio shall be measured per the following tiers:

Consolidated Leverage Ratio	Interest Rate
Less than 1.25:1.0	1.50%
From 1.25:1.0 to 2.25:1.0	1.75%
From 2.25:1.0 to 3.25:1.0	2.00%
Greater than 3.25:1.0	2.25%
At March 31, 2021, there was $15,000 outstanding principal on the BoA Credit Agreement and the Company had $85,000 available to draw. As of March 31, 2021, the Company was in compliance with all BoA Credit Agreement covenants.
Subsequent to year end, this debt was modified. Please see Note "Subsequent Events" for more information regarding the modification.
Interest Expense
Inclusive of the convertible notes issued on September 28, 2016 and the Credit Agreement entered into on May 23, 2017 for fiscal year 2019, the New Credit Agreement for fiscal year 2020, and the New Credit Agreement and the BoA Credit Agreement for fiscal year 2021, the Company recorded $949, $101, and $322 of interest expense during the years ended March 31, 2021, 2020, and 2019 respectively.
Additionally, aggregate debt discount related to the convertible notes detailed above in fiscal year 2019, and debt issuance cost amortization in all presented years, is reflected on the Consolidated Statements of Operations and Comprehensive Income / (Loss) as interest expense. Inclusive of this amortization of $94 recorded during the year ended March 31, 2021, $6 recorded during the year ended March 31, 2020, and $798 recorded during March 31, 2019, the Company recorded $1,043, $107, and $1,120 of total interest expense for the years ended March 31, 2021, 2020, and 2019 respectively.
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
The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero and 6,366,088 remained available as of March 31, 2021 and March 31, 2020, respectively. At the point when the 2011 Plan was retired, 4,452,064 shares remained unissued. No future grants will be issued pursuant to the 2011 Plan. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 12,000,000 shares for issuance, of which 11,903,016 remained available for issuance as of March 31, 2021. The change over the period represents stock option grants, stock option forfeitures/cancellations returned to pool, and restricted shares/units of common stock of 97,193 shares, 209 shares, and zero shares, respectively.
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
With respect to RSUs, the Company expensed $466, $220, and $140 during the years ended March 31, 2021, 2020, and 2019, respectively, to general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income / (Loss). Remaining unamortized expense, with respect to RSUs, of $688 is expected to be recognized over a weighted-average period of approximately 2.17 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of March 31, 2020	293,525	$2.48
Granted	109,034	6.42
Vested	(91,570)	2.47
Cancelled	—	—
Unvested restricted units outstanding as of March 31, 2021	310,989	$3.87
Stock Option Agreements
    Stock options granted under the Company’s Stock Plans typically vest over a three-to-four-year period. These options, which are granted with option exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally expire up to ten years from the date of grant.

Stock Option Activity
    The following table summarizes stock option activity for the Stock Plans during the years ended March 31, 2021 and 2020:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding, March 31, 2019	9,128,885	$1.80	7.31	$16,347
Granted	2,624,244	5.00
Forfeited / Canceled	(488,952)	2.05
Exercised	(2,279,747)	1.70
Options Outstanding, March 31, 2020	8,984,430	2.75	7.17	16,517
Granted	1,999,997	8.49
Forfeited / Canceled	(331,599)	5.61
Exercised	(2,506,383)	2.87
Options Outstanding, March 31, 2021	8,146,445	$4.01	6.86	$622,249
Vested and expected to vest (net of estimated forfeitures) at March 31, 2021 (a)	7,994,718	$3.92	6.82	$611,356
Exercisable, March 31, 2021	5,469,049	$2.39	5.92	$426,418
a.For options vested and expected to vest, options exercisable, and options outstanding, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Digital Turbine's closing stock price on March 31, 2021 and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on March 31, 2021. The intrinsic value changes based on changes in the price of Digital Turbine's common stock.
    Information about options outstanding and exercisable at March 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price
$0.01 - 5.00	5,578,097	2.13	5.91	4,908,281	1.96
$5.01 - 10.00	2,314,183	5.66	8.85	547,958	5.61
$10.01 - 15.00	126,272	13.43	9.27	—	—
$15.01 - 20.00	31,288	15.54	9.35	5,959	15.54
$20.01 - and over	96,605	56.69	9.80	6,851	41.25
	8,146,445	4.01	6.86	5,469,049	2.39
Other information pertaining to stock options for the Stock Plans is as follows:

	Year ended March 31,
	2021	2020	2019
Total fair value of options vested	$4,816	$2,577	$1,977
Total intrinsic value of options exercised (a)	$97,603	$10,890	$603
a.The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.
    During the years ended March 31, 2021, 2020, and 2019, the Company granted options to purchase 1,999,997, 2,624,244, and 1,463,925 shares of its common stock, respectively, to employees with weighted-average grant-date fair values of $4.69, $2.86, and $1.02, respectively.
    At March 31, 2021, 2020, and 2019, there was $9,612, $4,787, and $2,639 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.2 years, 2.3 years, and 1.9 years, respectively.

Valuation of Awards
For stock options granted under Digital Turbine’s Incentive Plans, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2021, 2020, and 2019 are presented below.

	Year ended March 31,
	2021	2020	2019
Risk-free interest rate	0.21% to 0.66%	0.64% to 2.25%	2.38% to 2.96%
Expected life of the options	4.93 to 5.23 years	5.02 to 9.83 years	5.52 to 9.19 years
Expected volatility	64% to 72%	64% to 66%	66%
Expected dividend yield	—%	—%	—%
Expected forfeitures	6%-7%	29%	29%
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
Total stock compensation expense for the Company’s equity plans, which includes stock options, restricted stock, and warrants issued, is included in the following Consolidated Statements of Operations and Comprehensive Income / (Loss) component. See Note "Capital Stock Transactions" regarding restricted stock.

	Year ended March 31,
	2021	2020	2019
General and administrative	$5,876	$3,353	$2,531
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
Common Stock and Warrants
    For the years ended March 31, 2021 and 2020, the Company issued 2,506,383 and 2,279,747 shares, respectively, of common stock for the exercise of employee options.
For the years ended March 31, 2021 and 2020, the Company issued zero and 3,283,090 shares, respectively, of common stock to the holders of warrants upon exercise.
    The following table provides activity for warrants issued and outstanding during the year ended March 31, 2021:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding as of March 31, 2020	25,000	$2.04
Issued	—	—
Exercised	—	—
Canceled/Expired	—	—
Outstanding as of March 31, 2021	25,000	$2.04

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
    During the years ended March 31, 2021 and 2020, the Company issued 45,110 and 75,493 restricted shares, respectively, to its directors for services. The shares vest over 1 year.
    With respect to RSAs, during the years ended March 31, 2021, 2020, and 2019, the Company expensed $558, $424, and $380 related to time condition RSAs, respectively, to general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income / (Loss). As of March 31, 2021, 22,555 shares remain unvested.
    The following is a summary of restricted stock awards and activities for all vesting conditions for the years ended March 31, 2021 and 2020, respectively:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding as of March 31, 2019	153,328	$1.39
Granted	75,494	5.58
Vested	(191,076)	2.22
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2020	37,746	5.58
Granted	45,110	13.88
Vested	(60,301)	8.68
Cancelled	—	—
Unvested restricted stock outstanding as of March 31, 2021	22,555	$13.88
All restricted shares, vested and unvested, cancellable and not cancelled, have been included in the outstanding shares as of March 31, 2021.
At March 31, 2021 and March 31, 2020, there was $209 and $140, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards expected to be recognized over a weighted-average period of approximately 0.34 and 0.34 years, respectively.
Vesting of Restricted Stock Units
During the years ended March 31, 2021, 2020, and 2019, the Company entered into restricted stock units (RSU) agreements with certain officers of the Company to issue 109,034, 109,416, and 232,558 shares of common stock, respectively, upon vesting. As of March 31, 2021, 140,022 RSUs related to these agreements were vested and an equivalent number of shares of commons stock were issued. See Note "Description of Stock Plans" above for further detail on unvested units.
13.    Net Income / (Loss) per Common Share
Basic and diluted net income / (loss) per share is calculated by dividing net income / (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards in periods where the Company has net losses. Because the Company had a net loss for the year ended March 31, 2019, all potentially dilutive shares of common stock were determined to be anti-dilutive and, accordingly, were not included in the calculation of diluted net loss per share for those fiscal years.

The following table sets forth the computation of net income / (loss) per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2021	2020	2019
Income / (loss) from continuing operations, net of taxes	$54,884	$14,280	$(4,302)
Weighted-average common shares outstanding, basic	88,514	84,594	77,440
Basic net income / (loss) per common share	$0.62	$0.17	$(0.06)
Weighted-average common shares outstanding, diluted	96,151	89,558	77,440
Diluted net income / (loss) per common share	$0.57	$0.16	$(0.06)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	—	3,312
14.    Employee Benefit Plans
    The Company has a qualified contributory retirement plan under section 401(k) of the IRC covering eligible full-time employees. Employees may voluntarily contribute eligible compensation up to the annual IRS limit. During the years ended March 31, 2021, 2020, and 2019, the Company made matching contributions of $558, $267, and $226, respectively.
15.    Related-Party Transactions
None.
16.    Income Taxes
The provision / (benefit) for income taxes by taxing jurisdiction was as follows:

	Year ended March 31,
	2021	2020	2019
Current state and local	$204	$182	$—
Current non-U.S.	38	(55)	(63)
Total current	242	127	(63)
Deferred U.S. federal	(13,185)	(7,928)	—
Deferred state and local	(204)	(2,624)	—
Deferred non-U.S.	120	50	532
Total deferred	(13,269)	(10,502)	532
Total income tax provision / (benefit)	$(13,027)	$(10,375)	$469
Income before income taxes included income / (loss) from domestic operations of $44,800, $3,800, and ($9,300) for the years ended March 31, 2021, 2020, and 2019, respectively, and income / (loss) from foreign operations of ($2,800), ($300), and $3,700 for the years ended March 31, 2021, 2020, and 2019, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2021	2020	2019
Statutory federal income taxes	$8,819	$741	$(1,163)
State income taxes, net of federal benefit	(1,284)	144	—
Non-deductible expenses	926	272	1,097
Change in warrant liability	—	2,012	1,024
Change in Mobile Posse earn-out	3,238	—	—
Excess deductions for stock compensation	(16,523)	(1,384)	(47)
Change in uncertain tax liability	591	32	(5)
Change in valuation allowance	(11,223)	(12,262)	(2,422)
Return-to-provision adjustments	2,243	—	2,411
Other miscellaneous	186	70	(426)
Income tax provision / (benefit)	$(13,027)	$(10,375)	$469
Fiscal year 2020 and 2019 amounts recast for immaterial differences to match reported financial statements.
The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of changes in valuation allowance, tax deductions in excess of book for stock compensation, nondeductible changes in stock acquisition earn-out and warrant liabilities, and state income taxes.
ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. During the year ended March 31, 2021, the Company’s pre-tax income in the U.S. continued to increase such that the Company was no longer in a cumulative three-year loss position. Following the acquisition and integration of Mobile Posse, the Company was able to sustain this pre-tax income position throughout the full fiscal year. In the fourth quarter ended March 31, 2021, based on management’s assessment of this income trend following the integration of Mobile Posse, we determined that the U.S. deferred tax assets were more likely than not realizable based on expected future taxable income. A net tax benefit of $11,782 was realized in the fiscal year ended March 31, 2021 as a result of the release of the U.S. valuation allowance.
For the year ended March 31, 2021, an adjustment to prior period deferred tax balances for net operating losses and stock-based compensation was recorded, resulting in a reduction to deferred tax assets of $2,243. The majority of the adjustment was for the removal of the deferred tax asset for expired equity awards and adjustments to the net operating losses related to transfer pricing. A similar adjustment to net operating loss deferred assets was recorded in the year ended March 31, 2019, in the amount of $2,411, as a result of updates to transfer pricing studies.
As part of the stock acquisition of Mobile Posse on February 28, 2020, the Company recorded a net U.S. deferred tax liability of $10,552 on the opening balance sheet. The deferred tax liability primarily related to intangible assets recorded at fair market value for financial accounting compared to the carryover of historical tax basis. The acquired deferred tax liabilities represent a source of positive evidence with respect to the Company’s ability to realize deferred tax assets. In accordance with ASC 805-740-30-3, a change in the acquirer’s valuation allowance as a result of a business combination is recorded as a component of income tax expense. As a result of the business combination, the Company released $10,552 of valuation allowance as a component of income tax expense in the year ended March 31, 2020.

Deferred tax assets and liabilities consist of the following:

	Year ended March 31,
	2021	2020	2019
Deferred income tax assets
Net operating loss carry-forward	$25,630	$21,913	$23,471
Stock-based compensation	1,675	3,775	3,996
Other	3,887	2,284	1,228
Gross deferred income tax assets	31,192	27,972	28,695
Valuation allowance	(5,287)	(15,977)	(27,972)
Net deferred income tax assets	25,905	11,995	723
Deferred income tax liabilities
Depreciation and amortization	(2,627)	(1,648)	(678)
Intangibles and goodwill	(10,315)	(10,356)	—
Other	—	—	(5)
Net deferred income tax assets / (liabilities)	$12,963	$(9)	$40
Fiscal year 2020 amounts recast for immaterial differences to match reported financial statements.
As of March 31, 2021, the Company had U.S. federal net operating loss (NOL) carryforwards of $87,341, state of approximately $35,722, Australia of approximately $6,399, and Israel of approximately $15,802. U.S. federal NOL of $77,902 and state NOLs expire between 2028 and 2037, and $9,439 of the U.S. federal NOL has an unlimited carryover period. Australia and Israel NOLs have unlimited carryover periods. Utilization of the NOLs in the U.S. are governed by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations that place limitations on the amount of NOLs able to be utilized following ownership changes. Due to the accumulation of annual allowances as of March 31, 2021, the U.S. NOLs are no longer subject to limitation. A valuation allowance of $5,287 is recorded against deferred tax assets as of March 31, 2021, of which $3,272 relates to non-U.S. locations with a history of losses, $417 for U.S. federal deferred tax assets, and $1,598 for state NOL carryforwards.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Balance at April 1	$787	$788	$838
Additions for tax position of prior years	585	—	—
Reductions for tax positions of prior years	—	(1)	(50)
Balance at March 31	$1,372	$787	$788
Included in the net deferred tax assets balances at March 31, 2021, 2020, and 2019 on our Consolidated Balance Sheets are $1,372, $787, and $788, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $23, $33, and $45 of expense for interest and penalties on uncertain income tax liabilities in income tax expense for the years ended March 31, 2021, 2020, and 2019, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2016 through 2021.

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
    The following table sets forth geographic information on our net revenues and net property and equipment for the years ended March 31, 2021, 2020, and 2019. Net revenues by geography are based on the billing addresses of our customers.

	Year ended March 31,
	2021	2020	2019
Net revenues
United States and Canada	$193,804	$90,245	$72,898
Europe, Middle East, and Africa	79,752	34,970	18,606
Asia Pacific and China	34,774	11,865	9,324
Mexico, Central America, and South America	5,249	1,635	2,741
Consolidated net revenues	$313,579	$138,715	$103,569

Property and equipment, net
United States and Canada	$12,995	$8,132	$3,405
Europe, Middle East, and Africa	40	38	15
Asia Pacific and China	15	13	10
Mexico, Central America, and South America	—	—	—
Consolidated property and equipment, net	$13,050	$8,183	$3,430
18.    Commitments and Contingencies
Operating Lease Obligations
    The Company leases office facilities under non-cancellable operating lease agreements expiring between fiscal years 2024 and 2026.
    The following table provides a summary of future minimum payments under initial terms of leases as of:

Year ending March 31,
2022	$1,493
2023	1,532
2024	1,351
2025	1,057
2026	878
Thereafter	—
Total Minimum Lease Payments	$6,311
    These amounts do not reflect future escalations for real estate taxes and building operating expenses. Rental expense for continuing operations amounted to $1,611, $1,093, and $1,065, for the years ended March 31, 2021, 2020, and 2019, respectively.

Legal Matters
    The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made.
19.    Valuation of Qualifying Accounts

Fiscal Year	Description	Balance at Beginning of Period	Charged to Income Statement	Charged to Allowance	Balance at End of Period
		(in thousands)
Trade Receivables
2021	Allowance for doubtful accounts	$4,059	$1,032	$397	$5,488
2020	Allowance for doubtful accounts	895	1,739	1,425	$4,059
2019	Allowance for doubtful accounts	512	300	83	$895

20.    Subsequent Events
April 2021 Credit Facility
Subsequent to year end, on April 29, 2021, the Company entered into an amended and restated Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as a lender and administrative agent, and a syndicate of lenders, which provides for a revolving line of credit of $400,000 to be used for working capital, permitted acquisitions, capital expenditures, and other lawful corporate purposes. DT Media and DT USA are additional co-borrowers under the Credit Agreement, and Mobile Posse is a guarantor (together with the Company, DT Media and DT USA, collectively, the “Loan Parties”). This modification replaced the existing BoA Credit Agreement. The New Credit Agreement contains an accordion feature that permits an increase of the revolver by up to $75,000 plus an amount that would enable the Loan Parties to remain in compliance with a consolidated secured net leverage ratio, on such terms as agreed to by the parties.
The revolving line of credit matures on April 29, 2026.
Amounts outstanding under the Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) LIBOR plus between 1.50% and 2.25% based on the Company’s consolidated leverage ratio or (ii) a base rate determined based upon the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate or (c) LIBOR plus 1.00%, plus between 0.50% and 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement contains customary covenants, representations and events of default, and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Loan Parties’ payment and performance obligations under the New Credit Agreement and related loan documents are secured by their grant of a security interest in substantially all of their personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Loan Parties acquire any real property assets with a fair market value in excess of $5,000, they are required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.

Acquisition of AdColony
On April 29, 2021, DT Media completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement with AdColony and Otello Corporation ASA, a Norway company and the sole shareholder of AdColony (“Otello”). DT Media acquired all of the outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $350,000 to $375,000, to be paid as follows: (1) $100,000 in cash paid at closing (which was subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $150,000 to $175,000, to be paid in cash, based on AdColony achieving certain future target net revenues, less associated cost of goods sold, over a twelve-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, DT Media would pay Otello a certain percentage of actual net revenues (less associated cost of goods sold) of AdColony depending on the extent to which AdColony achieves certain target net revenues (less associated cost of goods sold) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period. The Company paid the closing amount and intends to pay the remainder of the purchase price with a combination of available cash on hand and borrowings under its existing senior credit facility along with future capital financing.
Acquisition of Fyber
On May 25, 2021, the Company and DT Media completed the initial closing of the acquisition of 523,553,108 shares, representing approximately 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V., a public limited liability company registered with the Netherlands Chamber of Commerce Business Register (“Fyber”), pursuant to a Sale and Purchase Agreement between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and DT Luxembourg. The Seller transferred and delivered 400,000,000 shares of the Majority Fyber Shares to DT Media on the closing date and will deliver the remaining 123,553,108 shares of the Majority Fyber Shares to DT Media in June 2021. The remaining approximately 4.9% of the shares in Fyber (the “Minority Fyber Shares”) are widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”).
DT Media acquired the Majority Fyber Shares in exchange for an estimated aggregate consideration of up to $600,000, consisting of (i) $150,000 in cash, which was subject to adjustments for certain items including the amount of cash consideration to be paid to the Minority Fyber Shareholders for the Minority Fyber Shares, paid at the closing of the acquisition, (ii) 3,216,935 newly issued shares of common stock of the Company equal in value to $235,000 (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), issued at the closing of the acquisition, (iii) 2,599,653 newly issued shares of common stock of the Company equal in value to $165,000 (based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date), to be issued in June 2021 after the receipt by the Company of a tax exemption certificate from the Israel Tax Authority, and (iv) contingent upon Fyber’s net revenues being equal or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of Company common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). The Company paid the cash closing amount on the closing date, and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash on hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
Pursuant to certain German law on public takeovers, following the closing, the Company is obligated to make a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer will be subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration offered to the Minority Fyber Shareholders in connection with the tender offer, will be subsequently determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during the second fiscal quarter 2022.

21.    Unaudited Quarterly Results
The following table sets forth our quarterly consolidated statements of operations (in thousands, except per share amounts) for each quarter of fiscal years 2021 and 2020. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in this Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net revenues	$95,082	$88,592	$70,893	$59,012	$39,351	$36,016	$32,795	$30,553
Total costs of revenues and operating expenses	79,128	68,075	58,777	48,390	36,426	31,884	29,680	27,513
Income from operations	15,954	20,517	12,116	10,622	2,925	4,132	3,115	3,040
Total interest and other income / (expense), net	(1,023)	(4,941)	(11,082)	(306)	721	(830)	(4,380)	(4,818)
Income / (loss) from operations before income taxes	14,931	15,576	1,034	10,316	3,646	3,302	(1,265)	(1,778)
Income tax (benefit) / (provision)	(15,125)	1,061	661	376	(10,381)	41	72	(107)
Net income / (loss) from operations, net of taxes	$30,056	$14,515	$373	$9,940	$14,027	$3,261	$(1,337)	$(1,671)
Basic net income / (loss) per common share from continuing operations	$0.34	$0.16	$—	$0.11	$0.16	$0.04	$(0.02)	$(0.02)
Weighted-average common shares outstanding, basic	89,665	89,003	88,035	87,386	86,784	85,876	83,909	81,814
Diluted net income / (loss) per common share from continuing operations	$0.31	$0.15	$—	$0.11	$0.15	$0.04	$(0.02)	$(0.02)
Weighted-average common shares outstanding, diluted	97,709	96,976	96,057	93,108	91,875	92,472	83,909	81,814

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2021, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Management has excluded Triapodi, Ltd. from its assessment of internal control over financial reporting as of March 31, 2021 because it was acquired by the Company during fiscal year 2021. Total assets, including intangible assets created through ASC 805, Business Combinations, and total revenues of Triapodi, Ltd. represent approximately 10.4%, or $27,150, and 0.4%, or $1,230, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, March 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.
Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
2020 Equity Incentive Plan and Amended and Restated 2011 Equity Incentive Plan
    On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock are reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020 and has a term of ten years. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”).
Previous to the approval of the 2020 Plan, stock awards were issued under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. The 2011 Plan provided for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either ISOs, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQSOs.
The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero remain available as of March 31, 2021. No future grants will be issued pursuant to the 2011 Plan. At the point when the 2011 Plan was retired, 4,452,064 remained unissued. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 12,000,000 shares for issuance, of which 11,903,016 remained available for issuance as of March 31, 2021.
Equity Compensation Plan Information
    The following table sets forth information concerning Digital Turbine's Incentive Plans as of March 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	8,049,840	$2.75	—
2020 Equity Incentive Plan	96,605	56.69	11,903,016
Equity compensation plan not approved by security holders	—	—	—
Total	8,146,445	4.01	11,903,016
Other information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
    Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms	69

Consolidated Financial Statements
Consolidated Balance Sheets	73
Consolidated Statements of Operations and Comprehensive Income / (Loss)	74
Consolidated Statements of Stockholders' Equity	75
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	77
The supplementary financial information required by this Item 8 is set forth in the Notes to Consolidated Financial Statements under the Note "Supplemental Consolidated Financial Information."
2. Financial Statement Schedules
Valuation of qualifying accounts for the three fiscal years ended March 31, 2021, 2020, and 2019 are included in Note "Valuation of Qualifying Accounts" of Notes to Consolidated Financial Statements included in Part II, Item 8. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements, or Notes thereto, included herein.
3. Exhibits
    See the Exhibits index located below following Item 16 of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

Exhibit No.	Description
2.1	Pay Asset Purchase Agreement, dated as of April 23, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018. ^
2.2	A&P Asset Purchase Agreement, dated as of April 28, 2018, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on May 1, 2018. ^
2.3
Stock Purchase Agreement, dated February 6, 2020, by and among Digital Turbine Media, Inc., ACME Mobile,LLC, Mobile Posse, Inc., and certain equityholders of ACME Mobile, LLC party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on February 10, 2020).

2.4
Share Purchase Agreement, dated March 1, 2021, by and among Digital Turbine (EMEA) Ltd., Triapodi Ltd. (d/b/a Appreciate), the stockholder representative, and the stockholders of Triapodi Ltd. (d/b/a Appreciate) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 3, 2021).

2.5
Share Purchase Agreement, dated February 26, 2021, by and among the Company, DT Media, AdColony Holding AS, and Otello Corporation ASA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 1, 2021).

2.6
Sale and Purchase Agreement, dated March 22, 2021, by and among Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst, as sellers, and Digital Turbine and Digital Turbine Luxembourg S.à r.l., a private limited company under the laws of the Grand Duchy of Luxembourg and a subsidiary of Digital Turbine, as purchaser (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 23, 2021).

2.7
First Amendment Agreement to the Sale and Purchase Agreement, dated May 25, 2021, by and among Tennor Holding B.V., Advert Finance B.V., Lars Windhorst, Digital Turbine, Inc., Digital Turbine Media, Inc., and Digital Turbine Luxembourg S.à r.l., (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on May 28, 2021).

3.1	Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on November 14, 2007. *
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

3.10	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).
3.11	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.
3.12	Fourth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Commission on February 3, 2021).
4.1
Registration Rights Agreement, dated as of September 28, 2016, by the Company and certain guarantors entities, incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 29, 2016.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016.
4.3	Description of our Capital Stock. *
10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †
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

10.3
Employment Agreement, effective September 9, 2014, between the Company and Bill Stone, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on September 15, 2014. †

10.3.1
Amendment, effective May 26, 2016, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on June 1, 2016. †

10.3.2
Second Amendment, dated March 16, 2018, to Employment Agreement between the Company and William Stone, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on March 21, 2018. †

10.4	Board Equity Ownership Policy, as amended, incorporated by reference to our Current Report on Form 8-K (File No. 001-35958) filed with the Commission on June 25, 2014. †

10.5
Software as a Service Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-214321), filed January 6, 2017. ††

10.5.1
Software as a Service Renewal Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company, dated as of August 14, 2018, incorporated by reference to Exhibit 10.24 to our Current Report on Form 10-Q (File No. 001-35958), filed with the Commission on November 5, 2018. ††

10.6
Employment Agreement between the Company and Barrett Garrison, dated September 12, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35958), filed with the Commission on August 31, 2016. †

10.6.1
Amendment, effective September 7, 2018, to Employment Agreement between the Company and Barrett Garrison, incorporated by reference to our current report on Form 8-K (File No. 001-35958), filed with the Commission on September 10, 2018. †

10.7
License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015, incorporated by reference to Exhibit 10.25 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018. ††

10.7.1
Amendment No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.1 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.

10.8
Amendment No. 1 to the Supplement No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.2 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on February 5, 2019. ††

10.9	2020 Equity Incentive Plan of Digital Turbine, Inc., and First Amendment and Israeli Appendix thereto. *
10.10	Form of Option Agreement. *
10.11	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).
10.12	Form of Restricted Stock Unit Agreement (Time-Vesting). *
10.13	Form of Restricted Stock Unit Agreement (Performance-Vesting). *
10.14
Credit Agreement, dated February 3, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on February 3, 2021).

10.15
Credit Agreement, dated April 29, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse Inc., and Bank of America, N.A. as administrative agent and a lender, the lenders party thereto, BofA Securities, Inc., Wells Fargo Securities, LLC and PNC Bank, NA as Lead Arranger, Bookrunners and Syndication Agents, and CapitalOne and JPMorgan Chase Bank, N.A, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on May 4, 2021).

21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
23.2	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

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

Digital Turbine, Inc.

Dated: June 10, 2021	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 10, 2021
Robert Deutschman

/s/ William Stone	Chief Executive Officer (Principal Executive Officer) and Director	June 10, 2021
William Stone

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 10, 2021
Barrett Garrison

/s/ David Wesch	Chief Accounting Officer (Principal Accounting Officer)	June 10, 2021
David Wesch

/s/ Roy Chestnutt	Director	June 10, 2021
Roy Chestnutt

/s/ Holly Hess Groos	Director	June 10, 2021
Holly Hess Groos

/s/ Mohan Gyani	Director	June 10, 2021
Mohan Gyani

/s/ Jeffrey Karish	Director	June 10, 2021
Jeffrey Karish

/s/ Michelle Sterling	Director	June 10, 2021
Michelle Sterling