Form 10-Q
period 2021-06-30
Digital Turbine, Inc.
filed 2021-08-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 5, 2021, the Company had 96,096,317 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets1
(in thousands, except par value and share amounts)

	June 30, 2021	1	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$83,129		$30,778
Restricted cash	883		340
Accounts receivable, net	219,099		61,985
Prepaid expenses and other current assets	20,675		4,282
Total current assets	323,786		97,385
Property and equipment, net	18,927		13,050
Right-of-use assets	19,565		3,495
Deferred tax assets, net	—		12,963
Intangible assets, net	488,360		53,300
Goodwill	572,607		80,176
Other non-current assets	799		—
TOTAL ASSETS	$1,424,044		$260,369

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$155,378		$34,953
Accrued license fees and revenue share	84,428		46,196
Accrued compensation	23,251		9,817
Short-term debt	20,415		14,557
Other current liabilities	21,659		5,626
Acquisition purchase price liabilities	313,413		—
Total current liabilities	618,544		111,149
Long-term debt, net of debt issuance costs	233,830		—
Deferred tax liabilities, net	24,676		—
Other non-current liabilities	20,219		4,108
Total liabilities	897,269		115,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100		100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 95,788,373 issued and 95,052,667 outstanding at June 30, 2021; 90,685,553 issued and 89,949,847 outstanding at March 31, 2021	10		10
Additional paid-in capital	736,943		373,310
Treasury stock (754,599 shares at June 30, 2021 and March 31, 2021)	(71)		(71)
Accumulated other comprehensive loss	(20,922)		(903)
Accumulated deficit	(213,050)		(227,334)
Total stockholders' equity attributable to Digital Turbine, Inc.	503,010		145,112
Non-controlling interest	23,765		—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424,044		$260,369
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2021	2020
Net revenues	$212,615	$59,012
Costs of revenues and operating expenses
License fees and revenue share	138,348	32,300
Other direct costs of revenues	2,533	560
Product development	15,547	4,408
Sales and marketing	13,736	4,318
General and administrative	23,296	6,804
Restructuring and impairment costs	10	—
Total costs of revenues and operating expenses	193,470	48,390
Income from operations	19,145	10,622
Interest and other income / (expense), net
Interest expense, net	(1,157)	(306)
Foreign exchange transaction loss	(270)	—
Other income / (expense), net	(35)	—
Total interest and other income / (expense), net	(1,462)	(306)
Income before income taxes	17,683	10,316
Income tax provision	3,430	376
Net income	14,253	9,940
Less: net loss attributable to non-controlling interest	(31)	—
Net income attributable to Digital Turbine, Inc.	14,284	9,940
Other comprehensive loss
Foreign currency translation adjustment	(20,781)	(142)
Comprehensive income / (loss)	(6,528)	9,798
Less: comprehensive income / (loss) attributable to non-controlling interest	(793)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(5,735)	$9,798
Net income per common share
Basic	$0.16	$0.11
Diluted	$0.14	$0.11
Weighted-average common shares outstanding
Basic	91,585	87,386
Diluted	98,822	93,108
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$14,253	$9,940
Adjustments to reconcile net income to net cash provided by / (used in) by operating activities:
Depreciation and amortization	8,653	1,552
Non-cash interest expense	127	18
Stock-based compensation	2,365	1,438
Stock-based compensation for services rendered	1,340	173
(Increase) / decrease in assets:
Accounts receivable, gross	(48,817)	(10,686)
Allowance for credit losses	26	378
Deferred tax assets	12,966	—
Prepaid expenses and other current assets	(4,492)	456
Right-of-use asset	628	61
Other non-current assets	160	—
Increase / (decrease) in liabilities:
Accounts payable	35,396	(1,698)
Accrued license fees and revenue share	3,573	4,199
Accrued compensation	(46,956)	(1,018)
Other current liabilities	2,455	1,036
Deferred tax liabilities	(10,089)	—
Other non-current liabilities	(585)	163
Net cash provided by / (used in) operating activities	(28,997)	6,012

Cash flows from investing activities
Business acquisitions, net of cash acquired	(126,604)	(7,232)
Capital expenditures	(4,364)	(2,011)
Net cash used in investing activities	(130,968)	(9,243)

Cash flows from financing activities
Proceeds from borrowings	237,041	—
Payment of debt issuance costs	(2,988)	—
Options and warrants exercised	695	437
Repayment of debt obligations	(19,680)	—
Net cash provided by financing activities	215,068	437

Effect of exchange rate changes on cash	(2,209)	(142)

Net change in cash	52,894	(2,936)

Cash and restricted cash, beginning of period	31,118	21,659

Cash and restricted cash, end of period	$84,012	$18,723

Supplemental disclosure of cash flow information
Interest paid	$337	$299
Income taxes paid	$311	$—

Supplemental disclosure of non-cash activities
Common stock for the acquisition of Fyber	$359,233	$—
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$24,558	$—
Unpaid cash consideration for the acquisition of AdColony	$100,000	$—
Fair value of contingent consideration in connection with business acquisition	$213,413	$—
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,949,847	$10	100,000	$100	754,599	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation	207,758	—	—	—	—	—	2,365	—	—	—	2,365
Stock-based compensation for services rendered	—	—	—	—	—	—	1,340	—	—	—	1,340
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Options exercised	178,127	—	—	—	—	—	695	—	—	—	695
Balance at June 30, 2021	95,052,667	$10	100,000	$100	754,599	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$—	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	—	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	—	—	1,438	—	—	—	1,438
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	—	173
Options exercised	224,012	—	—	—	—	—	437	—	—	—	437
Balance at June 30, 2020	87,530,796	$10	100,000	$100	754,599	$(71)	$362,272	$(733)	$(272,278)	$—	$89,300
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading end-to-end solution for mobile technology companies to enable advertising and monetization solutions. Its digital media platform powers frictionless end-to-end application for brand discovery and advertising, user acquisition and engagement, operational efficiency, and monetization opportunities. The Company provides on-device solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S.”), or GAAP. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation.
These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "2021 Form 10-K").
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations (please see Note 13, "Commitments and Contingencies," for further information on the fair value of the Company's contingent earn-out considerations), incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of the ongoing and quickly evolving COVID-19 pandemic, management has considered the impacts of the COVID-19 pandemic on the Company’s critical and significant accounting estimates and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of the COVID-19 pandemic. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 4, “Summary of Significant Accounting Policies,” of the notes to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, other than the "New Accounting Standards Adopted" disclosed below and changes to the Company's segment reporting disclosed in Note 4 "Segment Information."
Revenue Recognition
As mentioned above, there have been no significant changes to the Company's revenue recognition policies, now inclusive of the acquisitions of AdColony and Fyber defined and disclosed below in Note 3, "Acquisitions", since its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Prior to the acquisitions of AdColony and Fyber, the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the three segments disclosed below in Note 4, "Segment Information," each of which represents an operating and reportable segment.
On Device Media
This segment is the legacy single operating and reporting segment (Media Distribution) of the Company prior to the AdColony and Fyber acquisitions.
In App Media - AdColony
AdColony’s principal operations consist of supplying a mobile advertising platform that includes a direct supply of in-app advertising inventory to its customers. AdColony's customers provide insertion orders for advertising during campaign windows where AdColony provides, inserts, and tracks the performance of the advertising to serve as the direct supplier for the customer. Customers will contract for this service, which is monetized through a measurement of user views, clicks, or installs of the target product or service offered by the customer. AdColony's customers generally pay subsequently to the total aggregation of the views, clicks, and installs billed, generally, on a monthly basis. Specifically, the aggregation follows the below events and parameters:
i.When a user installs a game (i.e., a user plays a game, sees advertising, clicks on it, and installs a game), based on a cost per install (CPI) arrangement.
ii.When a mobile ad is delivered to a user, based on a CPM (cost per thousand impressions) arrangement (i.e., every thousand impressions of a mobile ad inside the publisher's inventory, which can be on a mobile app or website).
iii.When a user plays a mobile video ad all the way to completion, based on a CPCV (cost per completed view) arrangement.
iv.When a user clicks on a mobile ad, based on a CPC (cost per click) arrangement (i.e., after each instance when an ad is clicked inside the publisher's inventory).
Due to the nature of AdColony's principal operations and the similarities between how customers obtain control of promised services between this segment and the Company's other two segments, revenues for this segment are recognized in a manner consistent with the Company's legacy On Device Media business.

In App Media - Fyber
Fyber’s principal operations consist of supplying a mobile advertising platform that includes a direct supply of in-app advertising inventory to its customers. Fyber specializes in software-based automated ("programmatic") trading of advertisements and aims to enable mobile app publishers to monetize their digital contents through the placement of targeted, high-quality ads within their apps. Fyber connects app developers and their users with advertisers worldwide, who bid on the ad space within the apps (predefined spaces and instances within apps where ads can be displayed at certain points of time during a session of a user engaging with the app). Fyber’s customers provide insertion orders or equivalent contracts for advertising during campaign windows where Fyber provides, inserts, and tracks the performance of the advertising to serve as the direct supplier for the customer. Alternatively, Fyber also contracts with customers using a framework agreement that is not specific to a campaign or budget, but instead determines parameters for the mobile advertising service. Customers will contract for these services, which are monetized through a measurement of user impressions, clicks, or installs of the target product or service offered by the customer. Fyber’s customers generally pay subsequently to the total aggregation of the impressions, clicks, and installs billed, generally, on a monthly basis. Specifically, the aggregation follows the below events and parameters:
i.When a user installs a game (i.e., a user plays a game, sees advertising, clicks on it, and installs a game) based on a CPA (cost per action) arrangement.
ii.When a mobile ad is delivered to a user, based on a CPM (cost per thousand impressions) arrangement (i.e., every thousand impressions of a mobile ad inside the publisher's inventory, which can be on a mobile app or website).
iii.When a user plays a mobile video ad all the way to completion, based on a CPCV (cost per completed view) arrangement.
iv.When a user clicks on a mobile ad, based on a CPC (cost per click) arrangement (i.e., after each instance when an ad is clicked inside the publisher's inventory).
Due to the nature of Fyber's principal operations and the similarities between how customers obtain control of promised services between this segment and the Company's other two segments, revenues for this segment are recognized in a manner consistent with the Company's legacy On Device Media business.
New Accounting Standards Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The Company adopted this guidance as of April 1, 2021, which did not have a material impact on the condensed consolidated financial statements upon adoption.
3.    Acquisitions
Acquisition of Fyber N.V.
On May 25, 2021, the Company completed the initial closing of the acquisition of at least 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) are (to the Company's knowledge) widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution. Fyber represents an important and strategic addition for the Company in its mission to develop one of the largest full-stack, fully-independent, mobile advertising solutions in the industry. The combined platform offering is advantageously positioned to leverage the Company’s existing on-device software presence and global distribution footprint.

The Company acquired Fyber in exchange for an estimated aggregate consideration of up to $600,000, consisting of:
i.Approximately $150,000 in cash, $124,336 of which was paid to the Seller at the closing of the acquisition and the remainder of which is to be paid to the Minority Fyber Shareholders for the Minority Fyber Shares pursuant to the tender offer described below;
ii.5,816,588 newly-issued shares of common stock of the Company to the Seller, which such number of shares were determined based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date, equal in value to $359,233 at the Company's common stock closing price on May 25, 2021, as follows.
1. 3,216,935 newly-issued shares of common stock of the Company equal in value to $198,678, issued at the closing of the acquisition;
2. 1,500,000 newly-issued shares of common stock of the Company equal in value to $92,640, issued on June 17, 2021;
3. 1,040,364 newly-issued shares of common stock of the Company equal in value to $64,253, issued on July 16, 2021;
4. 59,289 shares of common stock of the Company equal in value to $3,662, to be newly-issued during its fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company; and
iii.Contingent upon Fyber’s net revenues (revenues less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on current estimates, it is unlikely the contingent earn-out consideration target will be achieved and no contingent liability was recognized in the provisional purchase accounting. Management will re-evaluate this estimate on a quarterly basis.
The Company paid the cash closing amount on the closing date and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash-on-hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 14, "Subsequent Events," for further information.

Due to the proximity of the Fyber Acquisition to our fiscal first quarter ended June 30, 2021, the fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows1:

Assets acquired
Cash	$71,489
Accounts receivable	64,877
Other current assets	10,470
Property and equipment	1,561
Right-of-use asset	13,191
Publisher relationships	106,400
Developed technology	86,900
Trade names	32,100
Customer relationships	31,400
Favorable lease	1,483
Goodwill	303,015
Other non-current assets	851
Total assets acquired	$723,737

Liabilities assumed
Accounts payable	$78,090
Accrued license fees and revenue share	5,929
Accrued compensation	52,929
Other current liabilities	12,273
Short-term debt	25,789
Deferred tax liability, net	25,213
Other non-current liabilities	15,386
Total liabilities assumed	$215,609
Total purchase price	$508,128
The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s In App Media - Fyber segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
The identifiable intangible assets consist of publisher relationships, developed technology, trade names, customer relationships, and a favorable lease. The publisher relationships, developed technology, trade names, and customer relationships intangibles were assigned useful lives of 20.0 years, 7.0 years, 7.0 years, and 3.0 years, respectively. The favorable lease was derived from a sublease at Fyber's offices in Berlin, Germany and, per ASC 842, Leases, will be combined with Fyber's right-of-use asset for that lease and will be amortized over the remaining life of that lease. The values for the identifiable intangible assets were determined using the following valuation methodologies:
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
The Company recognized $3,599 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2021.
1 The purchase consideration was translated using the Euro-to-U.S. dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.22 to $1.00.

Acquisition of AdColony Holdings AS
On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the "AdColony Acquisition"). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenues, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenues (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenues (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period. The Company paid the cash closing amount on the closing date and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash-on-hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
AdColony is a leading mobile advertising platform servicing advertisers and publishers. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands. With the addition of AdColony, the Company will expand its collective experience, reach, and suite of capabilities to benefit mobile advertisers and publishers around the globe. Performance-based spending trends by large, established brand advertisers present material upside opportunities for platforms with unique technology deployable across exclusive access to inventory.
Due to the proximity of the AdColony Acquisition to our fiscal first quarter ended June 30, 2021, the fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows:

Assets acquired
Cash	$24,793
Accounts receivable	57,285
Other current assets	1,845
Property and equipment	1,566
Right-of-use asset	2,460
Customer relationships	102,400
Developed technology	51,100
Trade names	36,100
Publisher relationships	4,400
Goodwill	202,552
Other non-current assets	131
Total assets acquired	$484,632

Liabilities assumed
Accounts payable	$21,140
Accrued license fees and revenue share	28,920
Accrued compensation	8,453
Other current liabilities	1,867
Deferred tax liability, net	10,520
Other non-current liabilities	1,770
Total liabilities assumed	$72,670
Total purchase price	$411,962

The excess of cost of the AdColony Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s In App Media - AdColony segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
The identifiable intangible assets consist of customer relationships, developed technology, trade names, and publisher relationships and were assigned useful lives of 8.0 years to 15.0 years, 7.0 years, 7.0 years, and 10.0 years, respectively. The values for the identifiable intangible assets were determined using the following valuation methodologies:
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized $2,871 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2021.
Acquisition of Appreciate
On March 1, 2021, Digital Turbine, through its subsidiary DT EMEA, an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. The Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions. The Company determined the operating results of Appreciate to not be material to the condensed consolidated financial statements for the three months ended June 30, 2020 and, therefore, has not included pro forma financial information for Appreciate below. None of the goodwill recognized for the Acquisition was deductible for tax purposes.
The acquisition of Appreciate delivers valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $313,413 on its condensed consolidated balance sheet as of June 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$213,413 of estimated contingent earn-out consideration for the AdColony Acquisition
Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the Fyber Acquisition and the AdColony Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, which are preliminary at this time, based on available information and to give effect to the financing for the Acquisitions.

	Three months ended June 30,
	2021	2020
	Unaudited	Unaudited
	(in thousands, except per share amounts)
Net revenues	$292,048	$142,864
Net income attributable to controlling interest	$(18,417)	$3,585
Basic net income attributable to controlling interest per common share	$(0.19)	$0.04
Diluted net income attributable to controlling interest per common share	$(0.18)	$0.04
4.    Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer ("CEO") is the CODM.
Prior to the acquisitions of both AdColony and Fyber disclosed above in Note 3, "Acquisitions," the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the following three segments, each of which represents an operating and reportable segment, as follows:
•On Device Media ("ODM") - This segment is the legacy single operating and reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenues from services that deliver mobile application media or content media to end users. This segment's customers are mobile device carriers and OEMs that pay for the distribution of media. The other reporting segments are not dependent on these mobile device carrier and OEM relationships.
•In App Media – AdColony ("IAM-A") - This segment is inclusive of the acquired AdColony business and generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world. IAM-A customers are primarily advertisers.
•In App Media – Fyber ("IAM-F") - This segment is inclusive of the acquired Fyber business and generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making. IAM-F customers are primarily publishers.
The Company's CODM evaluates segment performance and makes resource allocation decisions primarily through the metric of net revenues less associated license fees and revenue share, as shown in the segment information summary table below. The Company's CODM does not allocate other direct costs of revenues, operating expenses, interest and other income / (expense), net, or provision for income taxes to these segments for the purpose of evaluating segment performance. Additionally, the Company does not allocate assets to segments for internal reporting purposes as the CODM does not manage the Company's segments by such metrics.
A summary of segment information follows:

	Three months ended June 30, 2021
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$120,383	$44,937	$49,641	$(2,346)	$212,615
License fees and revenue share	70,031	30,194	40,469	(2,346)	138,348
Segment profit	$50,352	$14,743	$9,172	$—	$74,267

	Three months ended June 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$59,012	$—	$—	$—	$59,012
License fees and revenue share	32,300	—	—	—	32,300
Segment profit	$26,712	$—	$—	$—	$26,712
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

	June 30, 2021	March 31, 2021
United States and Canada	$16,245	$12,995
Europe, Middle East, and Africa	2,588	40
Asia Pacific and China	94	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$18,927	$13,050
Net revenues by geography are based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenues by segment follows:

	Three months ended June 30, 2021
	ODM	IAM-A	IAM-F	Consolidated
United States and Canada	$71,072	$19,810	$27,325	$118,207
Europe, Middle East, and Africa	30,060	21,782	12,690	64,532
Asia Pacific and China	16,790	2,602	7,336	26,728
Mexico, Central America, and South America	2,402	704	42	3,148
Consolidated net revenues	$120,324	$44,898	$47,393	$212,615

	Three months ended June 30, 2020
	ODM	IAM-A	IAM-F	Consolidated
United States and Canada	$38,240	$—	$—	$38,240
Europe, Middle East, and Africa	15,355	—	—	15,355
Asia Pacific and China	5,211	—	—	5,211
Mexico, Central America, and South America	206	—	—	206
Consolidated net revenues	$59,012	$—	$—	$59,012
5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	202,552	—	202,552
Purchase of Fyber	—	—	303,015	303,015
Foreign currency translation	—	(4,111)	(9,025)	(13,136)
Goodwill as of June 30, 2021	$80,176	$198,441	$293,990	$572,607

Intangible Assets
The components of intangible assets as of June 30, 2021 and March 31, 2021 were as follows:

	As of June 30, 2021
	(Unaudited)
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	8.96 years	$178,271	$(6,902)	$171,369
Developed technology	7.01 years	155,984	(13,723)	142,261
Trade names	6.94 years	69,244	(1,592)	67,652
Publisher relationships	19.51 years	107,588	(510)	107,078
Total		$511,087	$(22,727)	$488,360

	As of March 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	16.81 years	$46,400	$(4,171)	$42,229
Developed technology	9.12 years	20,526	(11,141)	9,385
Trade names	9.92 years	2,000	(314)	1,686
Total		$68,926	$(15,626)	$53,300
The Company recorded amortization expense of $7,101 during the three months ended June 30, 2021 and $670 during the three months ended June 30, 2020 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Estimated amortization expense in future fiscal years is expected to be:

Remainder of fiscal year 2022	$41,942
Fiscal year 2023	55,923
Fiscal year 2024	55,923
Fiscal year 2025	47,434
Fiscal year 2026	45,448
Thereafter	241,690
Total	$488,360
6.    Accounts Receivable

	June 30, 2021	March 31, 2021
	(Unaudited)
Billed	$155,353	$28,636
Unbilled	69,231	38,837
Allowance for credit losses	(5,485)	(5,488)
Accounts receivable, net	$219,099	$61,985
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenues recognized but billed after period-end. All unbilled receivables as of June 30, 2021 and March 31, 2021 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.

Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $108 of bad debt expense during the three months ended June 30, 2021 and $92 of bad debt expense during the three months ended June 30, 2020 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
7.    Property and Equipment

	June 30, 2021	March 31, 2021
	(Unaudited)
Computer-related equipment	$2,627	$2,263
Developed software	22,646	18,473
Furniture and fixtures	2,053	714
Leasehold improvements	3,735	2,182
Property and equipment, gross	31,061	23,632
Accumulated depreciation	(12,134)	(10,582)
Property and equipment, net	$18,927	$13,050
Depreciation expense was $1,552 for the three months ended June 30, 2021 and $882 for the three months ended June 30, 2020. Depreciation expense for the three months ended June 30, 2021 includes $860 related to internal-use assets included in general and administrative expense and $692 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2020 includes $322 related to internal-use assets included in general and administrative expense and $560 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for certain offices as well as acquired various leases through its recent acquisitions. These leases currently have lease periods expiring between fiscal years 2022 and 2029. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company's determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

June 30, 2021
(Unaudited)
Remainder of fiscal year 2022	$4,265
Fiscal year 2023	4,576
Fiscal year 2024	4,101
Fiscal year 2025	3,028
Fiscal year 2026	2,578
Thereafter	3,000
Total undiscounted cash flows	21,548
(Less imputed interest)	(1,996)
Present value of lease liabilities	$19,552
The current portion of the Company's lease liabilities, payable within the next 12 months, is included in other current liabilities and the long-term portion of the Company's lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.

Associated with these financial liabilities, the Company has right-of-use assets of $19,565 as of June 30, 2021, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 5.04 years.
9.    Debt
The following table summarizes borrowings under the Company's debt obligations and the associated interest rates:

	June 30, 2021
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable rate)	$237,134	1.91%	0.20%
Fyber - Billfront	$3,834	11.00%	—%
Fyber - Discount Bank (subject to variable rate)	$4,092	5.95%	0.60%
Fyber - Bank Leumi (subject to variable rate)	$12,489	5.95%	1.00%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	June 30, 2021	March 31, 2021
	(Unaudited)
Revolver	$237,134	$15,000
Less: Debt issuance costs	(3,304)	(443)
Debt assumed through Fyber Acquisition	20,415	—
Total debt, net	254,245	14,557
Less: Current portion of debt	(20,415)	(14,557)
Non-current debt	$233,830	$—
Revolver
On February 3, 2021, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. (“BoA”), which provides for a revolving line of credit (the "Revolver") of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000. Funds are to be used for acquisitions, working capital, and general corporate purposes. The Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
The Company incurred $469 in costs to secure the Revolver and had $15,000 drawn against the Revolver, classified as short-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $443 as of March 31, 2021. Deferred debt issuance costs associated with the Revolver are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
On April 29, 2021, the Company entered into an amended and restated Credit Agreement (the "New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provides for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026 and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Company incurred an additional $2,988 in costs for the New Credit Agreement and had $237,134 drawn against the revolving line of credit, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $3,304 as of June 30, 2021, inclusive of the debt issuance costs for the initial Credit Agreement discussed above. Deferred debt issuance costs associated with the New Credit Agreement are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.

Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of June 30, 2021, the interest rate was 1.91% and the unused line of credit fee was 0.20%.
The Company’s payment and performance obligations under the New Credit Agreement and related loan documents are secured by their grant of a security interest in substantially all of their personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Company acquires any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
As of June 30, 2021, the Company had $162,866 available to withdraw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt is comprised of amounts drawn against three separate revolving lines of credit, details for which can be found in the first table in this note, and is classified as short-term debt on the condensed consolidated balance sheet as of June 30, 2021. The revolving lines of credit from Billfront, Discount Bank, and Bank Leumi mature on September 10, 2021, November 15, 2021, and December 30, 2021, respectively.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income as follows:

	Three months ended June 30,
	2021	2020
Interest income / (expense), net	$(919)	$(288)
Amortization of debt issuance costs	(132)	(16)
Unused line of credit fees and other	(106)	(2)
Total interest income / (expense), net	$(1,157)	$(306)
10.    Stock-Based Compensation
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2021	8,146,445	$4.01	6.86	$622,249
Granted	415,185	73.45
Forfeited / Cancelled	(121,187)	5.40
Exercised	(178,127)	3.90
Options outstanding as of June 30, 2021	8,262,316	$7.48	6.77	$567,952
Vested and expected to vest (net of estimated forfeitures) at June 30, 2021	8,117,035	$7.18	6.73	$560,286
Exercisable as of June 30, 2021	5,748,775	$2.84	5.89	$420,873

At June 30, 2021 and 2020, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $23,621 and $7,658, respectively, with expected remaining weighted-average recognition periods of 2.52 years and 2.42 years, respectively.
The following table summarizes restricted stock unit ("RSU") and restricted stock award ("RSA") activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2021	333,544	$4.55
Granted	279,303	42.43
Vested	(276,010)	2.51
Cancelled	(3,526)	13.88
Unvested restricted shares outstanding as of June 30, 2021	333,311	$37.88
At June 30, 2021 and 2020, total unrecognized stock-based compensation expense related to RSUs and RSAs was $11,400 and $1,101, respectively, with expected remaining weighted-average recognition periods of 2.74 years and 2.37 years, respectively.
Stock-Based Compensation Expense
As of June 30, 2021, 11,612,158 shares of common stock were available for issuance as future awards under the Company's equity incentive plans. Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $3,705 and $1,610, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
11.    Earnings per Share
Basic net income per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period and including the dilutive effects of employee stock-based awards outstanding during the period.
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2021	2020
Net income	14,253	9,940
Less: net loss attributable to non-controlling interest	(31)	—
Net income attributable to Digital Turbine, Inc.	$14,284	$9,940
Weighted-average common shares outstanding, basic	91,585	87,386
Basic net income per common share attributable to Digital Turbine, Inc.	$0.16	$0.11
Weighted-average common shares outstanding, diluted	98,822	93,108
Diluted net income per common share attributable to Digital Turbine, Inc.	$0.14	$0.11
12.    Income Taxes
The Company's provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.

During the three months ended June 30, 2021, a tax provision of $3,430 resulted in an effective tax rate of 19.4%. Differences between the tax provision and the statutory rate primarily relate to state income taxes and tax deductions for stock compensation that exceed the book expense.
The Company recorded a net increase to deferred tax liabilities of $35,733 in the quarter ended June 30, 2021, related to the AdColony and Fyber acquisitions. The increase in deferred tax liabilities primarily resulted from the revaluation of the acquired intangible assets. The Company’s valuation allowance increased by $13,667 for certain acquired deferred tax assets of Fyber GmbH due to a history of losses in the taxing jurisdiction. Net operating loss (NOL) carryforwards acquired in the AdColony and Fyber acquisitions were as follows:
AdColony

Jurisdiction	NOLs	Expiration Dates
U.S. Federal	$60,924	2032 through 2037
U.S. Federal	$47,704	Indefinite
State taxing jurisdictions	$129,685	2026 through 2041
Fyber

Jurisdiction	NOLs	Expiration Dates
Germany	$90,203	Indefinite
Israel	$17,885	Indefinite
During the three months ended June 30, 2020, a tax provision of $376 resulted in an effective tax rate of 3.6%. Differences in the tax provision and statutory rate are primarily due to changes in the valuation allowance.
13.    Commitments and Contingencies
Acquisition of AdColony
Under the terms of the AdColony Acquisition, the Company must pay $100,000 in cash on or before October 29, 2021.
Acquisition of Fyber
Pursuant to certain German law on public takeovers, following the closing of the Fyber Acquisition, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares (please see Note 3, "Acquisitions," for further information). The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 14, "Subsequent Events," for further information.
Contingent Earn-Out Considerations
The Company's recent acquisitions of AdColony and Fyber include contingent earn-out considerations as part of the purchase prices under which it will make future payments to the sellers upon the achievement of certain benchmarks. Future payments are driven by the continued performances of the acquisitions through the 12-month earn-out periods ending on December 31, 2021 for AdColony and on March 31, 2022 for Fyber. Under the terms of the AdColony Acquisition, the Company must pay an earn-out estimated between $200,000 to $225,000 in cash following December 31, 2021. As of June 30, 2021, the Company estimates the fair value of this payment to be $213,413. This amount is included in acquisition price liabilities on the condensed consolidated balance sheet as of June 30, 2021. Under the terms of the Fyber Acquisition, the Company may have to make an earn-out payment of up to $50,000 in shares of its common stock or, under certain circumstances, cash following March 31, 2022. As of June 30, 2021, the Company estimates the fair value of this payment to be $0.

The fair value of the contingent earn-out consideration of $213,413 for AdColony was estimated using various estimates and assumptions, including projected financial data through fiscal year 2023, long-term sustainable growth rate, taxable depreciation, statutory tax rate, and working capital levels, among others, and was derived through a Monte Carlo simulation. The earn-out amount is subject to change based on final results and calculations.
The Company will compare the probabilities of possible future payments against the estimated fair values of contingent earn-out considerations on a quarterly basis over the earn-out periods. Actual results are compared to the estimates and probabilities of achievement used in forecasts. Should the actual results of the acquired businesses increase or decrease as compared to the estimates and assumptions used, the estimated fair values of the contingent earn-out consideration liabilities will increase or decrease. Changes in the estimated fair values of the contingent earn-out considerations, as a factor of a change in inputs, would be reflected in the Company's results of operations in the periods in which they are identified.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $313,413 on its condensed consolidated balance sheet as of June 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$213,413 of estimated contingent earn-out consideration for the AdColony Acquisition
14.    Subsequent Events
Acquisition of Fyber
In connection with the continued exchange of consideration for the Fyber Acquisition and subsequently to its fiscal first quarter 2022 ended June 30, 2021, the Company exchanged consideration of 1,040,364 newly-issued shares of common stock of the Company equal in value to $64,253 (based on the closing price of the Company's common stock on May 25, 2021, the date of the acquisition), issued on July 16, 2021 to the Seller, and will issue the remaining 59,289 shares of common stock of the Company, equal in value to $3,662 (based on the closing price of the Company's common stock on the date of the acquisition) during its fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company.
The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The tender offer for the Minority Fyber Shares was approved and published in July 2021. As of August 6, 2021, the Company's ownership percentage of Fyber was at least 98.6%, increased from at least 95.1% on May 25, 2021, the date of the acquisition. The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was also completed on August 6, 2021. The Company anticipates completing the tender offer during its second fiscal quarter 2022.
Please refer to Note 3, "Acquisitions," for disclosures regarding the purchase price considerations conveyed to the Seller during the Company's fiscal first quarter 2022 ended June 30, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading end-to-end solution for mobile technology companies to enable advertising and monetization solutions. Its digital media platform powers frictionless end-to-end application for brand discovery and advertising, user acquisition and engagement, operational efficiency, and monetization opportunities. The Company provides on-device solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies.
Recent Developments
Credit Agreement
On February 3, 2021, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. (“BoA”), which provides for a revolving line of credit (the "Revolver") of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000. Funds are to be used for acquisitions, working capital, and general corporate purposes. The Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
On April 29, 2021, the Company entered into an amended and restated Credit Agreement (the "New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provides for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026 and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.

Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio.
The Company’s payment and performance obligations under the New Credit Agreement and related loan documents are secured by its grant of a security interest in substantially all of its personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Company acquires any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
As of June 30, 2021, we had $237,134 drawn against the revolving line of credit under the New Credit Agreement with a maturity date of April 29, 2026. The proceeds were used to finance the acquisitions detailed below.
Acquisitions
Appreciate On March 1, 2021, Digital Turbine, through its subsidiary DT EMEA, an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. The Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions. The Company determined the operating results of Appreciate to not be material to the condensed consolidated financial statements for the three months ended June 30, 2020 and, therefore, has not included pro forma financial information for Appreciate below. None of the goodwill recognized for the Acquisition was deductible for tax purposes.
The acquisition of Appreciate delivers valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
AdColony Holding AS. On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the "AdColony Acquisition"). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenues, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenues (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenues (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period. The Company paid the cash closing amount on the closing date and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash-on-hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
AdColony is a leading mobile advertising platform servicing advertisers and publishers. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands. With the addition of AdColony, the Company will expand its collective experience, reach, and suite of capabilities to benefit mobile advertisers and publishers around the globe. Performance-based spending trends by large, established brand advertisers present material upside opportunities for platforms with unique technology deployable across exclusive access to inventory.

Fyber N.V. On May 25, 2021, the Company completed the initial closing of the acquisition of at least 95% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) are (to the Company's knowledge) widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.
The Company acquired Fyber in exchange for an estimated aggregate consideration of up to $600,000, consisting of:
i.Approximately $150,000 in cash, $124,336 of which was paid to the Seller at the closing of the acquisition and the remainder of which is to be paid to the Minority Fyber Shareholders for the Minority Fyber Shares pursuant to the tender offer described below;
ii.5,816,588 newly-issued shares of common stock of the Company to the Seller, based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date, equal in value to $359,233, based on the closing price of the Company's common stock on the date of the acquisition, as follows:
1. 3,216,935 newly-issued shares of common stock of the Company equal in value to $198,678, issued at the closing of the acquisition;
2. 1,500,000 newly-issued shares of common stock of the Company equal in value to $92,640, issued on June 17, 2021;
3. 1,040,364 newly-issued shares of common stock of the Company equal in value to $64,253, issued on July 16, 2021;
4. 59,289 shares of common stock of the Company equal in value to $3,662, to be newly-issued during its fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company; and
iii.Contingent upon Fyber’s net revenues being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller).
The Company paid the cash closing amount on the closing date and intends to pay the remainder of the cash consideration for the acquisition with a combination of available cash-on-hand, borrowings under the Company’s senior credit facility, and proceeds from future capital financings.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 14, "Subsequent Events," for further information.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution. Fyber represents an important and strategic addition for the Company in its mission to develop one of the largest full-stack, fully-independent, mobile advertising solutions in the industry. The combined platform offering is advantageously positioned to leverage the Company’s existing on-device software presence and global distribution footprint.

Segment Reporting
Prior to the acquisitions of both AdColony and Fyber, the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the following three segments, each of which represents a reportable segment, as follows:
•On Device Media ("ODM") - This segment is the legacy single reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenues from services that deliver mobile application media or content media to end users. This segment's customers are mobile device carriers and OEMs that pay for the distribution of media. The other reporting segments are not dependent on these mobile device carrier and OEM relationships.
•In App Media – AdColony ("IAM-A") - This segment is inclusive of the acquired AdColony business and generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world. IAM-A customers are primarily advertisers.
•In App Media – Fyber ("IAM-F") - This segment is inclusive of the acquired Fyber business and generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making. IAM-F customers are primarily publishers.
Impact of COVID-19
Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. There is some uncertainty regarding the extent to which COVID-19 will impact our business and the demand for our service offerings. The extent to which COVID-19 impacts our operational and financial performance will depend on the impact to carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, and on the impact to application developers and in-app advertisers. If COVID-19 continues to have a significant negative impact on global economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. Presently, we are conducting business as usual, with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended June 30,
	2021	2020	% of Change
Net revenues
On Device Media	$120,383	$59,012	104.0%
In App Media - AdColony	44,937	—	100.0%
In App Media - Fyber	49,641	—	100.0%
Total net revenues	$214,961	$59,012	264.3%
Comparison of the three months ended June 30, 2021 and 2020
Net revenues increased by 264.3% ($155,949) over the comparative periods due to a combination of continuing organic growth of the Company's historical legacy business (On Device Media) and contributions from recent acquisitions.

On Device Media
The Company's On Device Media segment generates revenues from services that deliver mobile application media or content media to end users. This segment is the legacy single reporting segment of Digital Turbine (previously called Media Distribution) and its customers are mobile device carriers and OEMs that pay for the distribution of media. On Device Media revenues increased by 104.0% ($61,371) over the comparative periods due to increased demand for our application media and content media distribution services, which led to higher CPI and CPP revenues per available placement, and driven primarily by increased revenues from advertising partners as placement across existing commercial partners expanded, distribution with new partners expanded, and new services and features were deployed or expanded upon.
In App Media - AdColony
The Company's IAM-A segment generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world. IAM-A customers are primarily advertisers. IAM-A revenues increased by 100.0% ($44,937) over the comparative periods due to the acquisition and integration of AdColony during our fiscal first quarter 2022 ended June 30, 2021. Please see Note 3, "Acquisitions," for further information.
In App Media - Fyber
The Company's IAM-F segment generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making. IAM-F customers are primarily publishers. IAM-F revenues increased by 100.0% ($49,641) over the comparative periods due to the acquisition and integration of Fyber during our fiscal first quarter 2022 ended June 30, 2021. Please see Note 3, "Acquisitions," for further information.
Costs of revenues and operating expenses

	Three months ended June 30,
	2021	2020	% of Change
Costs of revenues and operating expenses
License fees and revenue share	$138,348	$32,300	328.3%
Other direct costs of revenues	2,533	560	352.3%
Product development	15,547	4,408	252.7%
Sales and marketing	13,736	4,318	218.1%
General and administrative	23,296	6,804	242.4%
Restructuring and impairment costs	10	—	100.0%
Total costs of revenues and operating expenses	$193,470	$48,390	299.8%
Comparison of the three months ended June 30, 2021 and 2020
Costs of revenues and operating expenses increased by 299.8% ($145,634) over the comparative periods, a result of continuing organic and inorganic growth, including the acquisitions of Appreciate, AdColony, and Fyber. Company-wide cost control measures show the Company's ability to scale revenues at a greater rate than operating expenses.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners who drive the revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers or when indirect arrangements through advertising aggregators (ad networks) are shared with our carrier and application development partners and the shared revenue is recorded as a cost of revenue. License fees and revenue share increased by 328.3% ($106,048) over the comparative periods, attributable to the increase in net revenues over the same period as these costs are paid as a percentage of our revenues. License fees and revenue share increased at a greater rate over the comparative periods than the associated revenues to which they are tied due to our acquisitions having higher contractual revenue share percentages than the legacy business.

Other direct costs of revenues
Other direct costs of revenues are comprised primarily of hosting expense directly related to the generation of revenues and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. Other direct costs of revenues increased by 352.3% ($1,973) over the comparative periods, primarily driven by continued On-Device Media segment growth.
Product development
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses increased by 252.7% ($11,139) over the comparative periods, attributable to increased product development headcount, both organically and through our recent acquisitions, and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses increased by 218.1% ($9,418) over the comparative periods, attributable to the addition of new personnel in existing markets related to the Company's continued expansion of its global footprint and increased commissions associated with the sales team generating more revenue through new and existing advertising relationships and markets, in addition to inorganic additions through our recent acquisitions.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense. General and administrative expenses increased by 242.4% ($16,492) over the comparative periods, attributable to employee-related expenses as a function of higher headcount, inclusive of an increase in the Company's annual accrued bonus expense, increase in depreciation and amortization related to capitalized internal-use software, and continued growth including the acquisitions of AdColony and Fyber and the amortization of intangible assets acquired through those acquisitions.
Interest and other income / (expense), net

	Three months ended June 30,
	2021	2020	% of Change
Interest and other income / (expense), net
Interest expense, net	$(1,157)	$(306)	(278.1)%
Foreign exchange transaction loss	(270)	—	(100.0)%
Loss on extinguishment of debt	—	—	—%
Other income / (expense), net	(35)	—	(100.0)%
Total interest and other income / (expense), net	$(1,462)	$(306)	377.8%
Comparison of the three months ended June 30, 2021 and 2020
Interest and other income / (expense), net, increased by 377.8% ($1,156 of expenses) over the comparative periods, primarily due to an increase in our interest expense, net, detailed further below, and also with contributions to the net period-over-period increase from foreign exchange transaction loss and other income / (expense), net.

Interest expense, net
Interest expense, net, increased by 278.1% ($851) over the comparative periods, largely due to our borrowings under our New Credit Agreement with Bank of America, which were used for the cash portions of the purchase prices for our acquisitions of AdColony and Fyber, and, to a lesser degree, due to unused line fees under our New Credit Agreement and interest on the loans we assumed through our acquisition of Fyber. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of June 30, 2021, we had cash totaling approximately $84,012 and $237,134 drawn under and $162,866 available to draw under our New Credit Agreement with Bank of America. The amount drawn under our New Credit Agreement is due by April 29, 2026, and is classified as long-term debt on our condensed consolidated balance sheet as of June 30, 2021. In addition, subsequently to our fiscal first quarter ended June 30, 2021, we drew an additional $30,000 under our New Credit Agreement in order to fund the tender offer to the Minority Fyber Shareholders detailed above.
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
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $313,413 on its condensed consolidated balance sheet as of June 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition (due on or before October 29, 2021)
•$213,413 of estimated contingent earn-out consideration for the AdColony Acquisition (due following December 31, 2021)
The Company intends to pay this consideration with a combination of available cash-on-hand, borrowings under the Company’s New Credit Agreement, including up to utilizing the accordion feature of the senior credit facility, and proceeds from future capital financings.
Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement of $237,134 as of June 30, 2021, additional draw of $30,000 under the New Credit Agreement subsequent to its fiscal first quarter ended June 30, 2021, and ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
•increasing the Company’s vulnerability to general adverse economic and industry conditions;
•limiting the Company’s ability to obtain additional financing;
•violating a financial covenant, potentially resulting in the indebtedness to be paid back immediately and thus negatively impacting our liquidity;
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
The collateral pledged to secure our secured debt, consisting of substantially all of our and our U.S. subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default, and foreclosure or forced sale. Depending on the value of the assets, there could be little, if any, assets available for common stockholders in any foreclosure or forced sale.
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt is comprised of amounts drawn against three separate revolving lines of credit, details for which can be found in Note 9, "Debt," of the condensed consolidated financial statements, and is classified as short-term debt on the condensed consolidated balance sheet as of June 30, 2021. The revolving lines of credit from Billfront, Discount Bank, and Bank Leumi mature on September 10, 2021, November 15, 2021, and December 30, 2021, respectively.
Cash Flow Summary

	Three months ended June 30,
	2021	2020	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by / (used in) operating activities	$(28,997)	$6,012	(582.3)%
Business acquisitions, net of cash acquired	(126,604)	(7,232)	1,650.6%
Capital expenditures	(4,364)	(2,011)	117.0%
Proceeds from borrowings	237,041	—	100.0%
Payment of debt issuance costs	(2,988)	—	(100.0)%
Options and warrants exercised	695	437	59.0%
Repayment of debt obligations	(19,680)	—	(100.0)%
Effect of exchange rate changes on cash	(2,209)	(142)	1,455.6%
Operating Activities
During the three months ended June 30, 2021 and 2020, the Company's net cash provided by / (used in) operating activities from continuing operations was $(28,997) and $6,012, respectively, a negative change of $35,009 or 582%. The decrease in net cash provided by / (used in) operating activities was primarily attributable to significant increases in accounts receivable ($38,131 or 357%) and prepaid expenses and other currents assets ($4,948 or 1,085%) and the significant decrease in accrued compensation ($45,938 or 4,513%). These changes were offset by significant increases in accounts payable ($37,094 or 2,185%). All of these changes over the comparative periods were largely due to our acquisitions of AdColony and Fyber during our fiscal first quarter ended June 30, 2021.

Investing Activities
For the three months ended June 30, 2021, net cash used in investing activities was approximately $130,968, comprised of cash expenditures for business acquisitions, net of cash acquired, of $126,604 and capital expenditures related mostly to internally-developed software of $4,364. For the three months ended June 30, 2020, net cash used in investing activities was approximately $9,243, comprised of cash expenditures for business acquisitions, net of cash acquired, of $7,232 and capital expenditures related mostly to internally-developed software of $2,011. The $119,372 or 1,651% increase in cash expenditures for business acquisitions was due to our acquisitions of AdColony and Fyber during our fiscal first quarter ended June 30, 2021 as compared to our acquisition of Mobile Posse, Inc. during our fiscal quarter ended June 30, 2020. The $2,353 or 117% increase in capital expenditures was due to a combination of continued investments into our product development and our aforementioned acquisitions of AdColony and Fyber.
Financing Activities
For the three months ended June 30, 2021, net cash provided by financing activities was approximately $215,068, comprised of proceeds from borrowings of $237,041, used for the acquisitions of AdColony and Fyber, and options exercised of $695, offset by repayment of debt obligations of $19,680 and payment of debt issuance costs of $2,988. For the three months ended June 30, 2020, net cash provided by financing activities was approximately $437, comprised of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt and we have not entered into any synthetic leases. We believe, therefore, that we are not materially exposed to any financing, liquidity, market, or credit risk that would arise if we engaged in such relationships.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal first quarter ended June 30, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business - primarily interest rate and foreign currency exchange risks.
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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our media costs are billed in U.S. dollars, causing both our revenues and, disproportionately, our operating income and net income to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
ITEM 4.    CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this Report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal first quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 25, 2021, we completed the acquisition of Fyber N.V., and on April 29, 2021, we completed the acquisition of AdColony Holdings, AS, and we are completing the integration of these acquisitions into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal first quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 before making investment decisions with respect to our common stock. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-Q are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.
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
General Company Risks
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
•A majority of our revenues are derived from a limited number of carriers and customers.
•If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services, our operating results and financial condition could be harmed.
Risks Related to the Mobile Advertising Industry Generally
•The mobile advertising business is an intensely competitive industry, and we may not be able to compete successfully.
•Our business is dependent on the continued growth in usage of smartphones and other mobile connected devices.
•The mobile advertising market may develop more slowly than expected.
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
•We may not be able to enhance our mobile advertising platform to keep pace with technological and market developments.
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
•We do not have long-term agreements with advertiser and publisher clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue.
•Our business may involve the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
•System security risks and cyber-attacks could disrupt our internal operations or information technology services provided to customers.
•Third parties control our access to unique identifiers and if the use of technology or data is further restricted, rejected or subject to regulations, our performance and business may decline.
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
Industry Regulatory Risks
•We are subject to rapidly changing and increasingly stringent laws, regulations and contractual requirements related to privacy, data security, and protection of children.
•We are subject to anti-corruption, import/export, government sanction, and similar laws, especially related to our international operations.
•Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content, products and services available in certain jurisdictions.
Media Distribution Risks
•Our revenues may fluctuate significantly based on mobile device sell-through, over which we have no control.
•Activities of the Company’s advertisers could hurt the Company.
•Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely an Android-based technology provider.
•If we fail to deliver our products and services ahead of the commercial launch of new mobile handset models, our sales may suffer.
•The Company does not control the mobile networks over which it provides its advertising services.
•We currently rely on wireless carriers and OEMs to distribute our products and services and thus to generate much of our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.
Media Demand Risks
•If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
•Our failure to meet standards and provide services our advertiser and publisher customers trust could harm our brand and business.
•We may face potential liability based on content provided through our platform.
Risks Related to Our Management, Employees, and Acquisitions
•Our business and growth may suffer if we are unable to hire and retain key talent, who are in high demand.
•If we are unable to maintain our corporate culture, our business could be harmed.

•The acquisition of other technologies could result in operating difficulties, dilution, and other harmful consequences.
Risks Related to Our Intellectual Property and Potential Liability
•If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.
•Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.
•Our platform contains open source software.
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
General Company Risks
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

To sustain or increase our revenue, we must regularly add new customers and encourage existing customers to maintain or increase the amount of advertising inventory purchased or sold through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell our products and services to new or existing clients could be impaired. We must constantly make investment decisions regarding offerings and technology to meet customer demand and evolving industry standards. We may not achieve the anticipated returns on these investments. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning, they may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences or may not function properly. If we fail to adapt to our rapidly changing industry or to evolving customer needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.
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
Further, we must be able to keep pace with rapid regulatory changes in order to compete successfully in our markets. Our revenue growth depends on our ability to respond to frequently changing data protection regulations, policies and user and customer demands and expectations, which will require us to incur additional costs to implement. The regulatory landscape in this industry is rapidly shifting, and we may become subject to new regulations that restrict our operations or materially and adversely affect our business, financial condition, and results of operations.
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
We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, growing our number of employees, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase at a level to offset these expected increases in operating expenses, we will incur losses and will not be profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline as they have in past years. Accordingly, we may not be able to achieve profitability in the future.
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
Evaluation of our business and our prospects must be considered in light of our limited operating history with our combined business and the risks and uncertainties encountered by companies in our stage of development in the emerging mobile application industry. To continue to grow our business, we must do the following:

•maintain our current, and develop new, wireless carrier, OEM, application developer, advertiser and marketplace exchange relationships, in both international and domestic markets;
•retain or improve our current revenue-sharing arrangements;
•continue to develop new high-quality products and services that achieve significant market acceptance;
•continue to develop and upgrade our technology;
•continue to enhance our information processing systems;
•continue to expand both domestically and internationally;
•increase the number of customers and users of our products and services;
•execute our business and marketing strategies successfully;
•respond to competitive developments;
•address increasing regulatory requirements, including data protection and consumer privacy compliance; and
•attract, integrate, retain and motivate qualified talent.
We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts may be very expensive and these efforts may not yield the anticipated returns, which could adversely impact our operating results and financial condition.
The failure to successfully integrate the business and operations of our recent acquisitions in the expected timeframe may adversely affect our future results.
We recently completed the acquisitions of Triapodi Ltd. (d/b/a Appreciate) (“Appreciate”) on March 2, 2021, AdColony Holding AS (“AdColony”) on April 29, 2021 and Fyber N.V. ("Fyber") on May 25, 2021. We believe the acquisitions of Appreciate, AdColony, and Fyber will result in certain benefits, including providing vertical integrations integral to achieving the Company's strategic goal of being a powerful, best-in-class, end-to-end solution for mobile brand acquisition, advertising, and monetization. To realize these anticipated benefits, however, the businesses of Appreciate, AdColony, and Fyber must be successfully integrated. The success of the acquisitions will depend on our ability to realize these anticipated benefits from integrating all three businesses. The acquisitions may fail to realize the anticipated benefits for a variety of reasons, including the following:
•failure to harmonize the full vertical operations;
•failure to successfully take advantage of revenue growth opportunities;
•failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the complementary offerings;
•potential difficulties integrating and harmonizing operations, systems, technologies, products, personnel, and other key functions, and inefficiencies and lack of control that may result if such integration is delayed or not implemented;
•failure to successfully scale and grow human and system resources to meet the demands of a larger international organization;
•diversion of our management’s attention in the acquisition and integration process, including oversight over acquired businesses that continue their operations under contingent consideration provisions in acquisition agreements;
•the loss of key employees;
•the failure to successfully implement internal controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices and incident response plans, compliance with privacy and other regulations protecting the rights of clients and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company's operations;
•the failure to successfully integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;
•the increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, job types, and lines of business globally;
•liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities; and
•failure to combine product offerings quickly and effectively.

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
Under the terms of the Share Purchase Agreement for the acquisition of AdColony, we must pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $200.0 million to $225.0 million in cash following December 31, 2021. In addition, under the terms of the Sale and Purchase Agreement for the acquisition of Fyber, we must pay the tender offer consideration in cash and a potential earn-out payment of up to $50.0 million, which may be paid in shares of our common stock or, under certain circumstances, in cash. In order to fund the future cash payments due in respect of the AdColony and Fyber acquisitions, we will need to use cash flows from operations and borrowings under our existing revolving credit facility and may need to access the capital markets. If our cash flows and borrowings under our revolving credit facility are not available for any reason, we would be forced to seek funds from the capital markets. We may not be able to effect any such monies on commercially reasonable terms or at all and, even if successful, we might not raise sufficient funds to meet such payment obligations. Any such event would have a material adverse effect on our financial condition, results of operations and business.
Growth may place significant demands on our management and our infrastructure.
In recent years, we have significantly grown the scale of our business. In addition, we recently consummated the acquisitions of Appreciate, AdColony, and Fyber, which have significantly grown the size and scope of our business. The growth and expansion of our business places significant strain on our management and our operational and financial resources. As we expand our product and service offerings and the usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality, and scaling our business, IT, financial, operating and administrative systems. There can be no assurance that we will appropriately allocate our resources in a manner that results in increased revenue or other growth in our business. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, which would hurt our revenue growth and our reputation. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Even if we are successful in our expansion and integration efforts, they will be expensive and complex and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and integration of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
Our growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to:
•develop and improve our operational, financial and management controls;
•enhance our reporting systems and procedures;
•recruit, train and retain highly skilled talent;
•maintain our quality standards; and
•maintain customer, wireless carrier and end-user satisfaction.
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
•greater fluctuations in sales to customers, end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;
•protectionist laws and business practices that favor local businesses in some countries;
•foreign tax consequences;
•foreign exchange controls that might prevent us from repatriating income earned outside the United States;
•price controls;
•the servicing of regions by many different carriers;
•imposition of public sector controls;
•political, economic and social instability, including relating to the current European sovereign debt crisis;
•restrictions on the export or import of technology;
•trade and tariff restrictions;
•variations in tariffs, quotas, taxes and other market barriers; and
•reduced protection for intellectual property rights in some countries and practical difficulties in enforcing intellectual property rights in countries other than the United States.
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
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenues and margins in any quarter.
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
•the seasonality of our industry;
•fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and digital advertising;
•changes in advertising budget allocations or marketing strategies;
•changes to our product, media, client or channel mix;

•changes in the economic prospects of advertisers, app developers, or the economy generally, which could alter advertisers' or developers' spending priorities, or could increase the time or costs required to complete advertising inventory sales;
•changes in the pricing and availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•disruptions or outages on our platform;
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
A majority of our revenues are currently being derived from a limited number of wireless carriers and customers. If any one of these carriers or customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
In our Media Distribution business, we rely on wireless carriers and OEMs to distribute our product and services and therefore the success of our Media Distribution business is highly dependent on maintaining successful relationships with the carriers and OEMs. A significant portion of our Media Distribution business is derived from a limited number of carriers.
We expect that we will continue to generate a substantial portion of our Media Distribution revenues, on a go-forward basis, through relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers, establish relationships with new carriers, or a loss or change of terms would materially reduce our revenues and thus harm our business, operating results and financial condition.
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
A significant portion of our revenue is also impacted by the level of advertising spend. If advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers' advertising budgets -- our revenues will be impacted negatively, and this impact may be significant.
From time-to-time, a limited number of the Company’s advertiser clients will be expected to account for a significant share of our advertising revenue. This customer concentration increases the risk of quarterly fluctuations in the Company’s revenues and operating results. The Company’s advertiser clients may reduce or terminate their business with us at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising client representing a substantial portion of our business decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.
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
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, and customers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by customers and users will depend on our ability to develop engaging products and quality services to maintain existing, and attract new, business relationships and users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, carriers, OEMs, and customers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users, carriers, OEMs, and customers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
For example, we have used restricted stock and stock option grants as a fundamental component of our employee compensation packages. We believe that such grants directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employee retention. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options or restricted stock to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.
Changes in these or other rules may have a significant adverse effect on our reported financial results, disclosures, or in the way in which we conduct our business.
Risks Related to the Mobile Advertising Industry Generally
The mobile advertising business is an intensely competitive industry and we may not be able to compete successfully.
We operate in a highly competitive and fragmented mobile app ecosystem composed of divisions of large, well-established companies as well as public and privately-held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
•Our primary competition for media distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, IronSource, WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor International, Magnite, Brightcove, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless operators. Some of our existing wireless operators could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
•Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile devices and apps, looking to optimize their marketing investments. Such advertising platform companies vary in size and include players such as Facebook, Google, Amazon, and Unity Software, as well as various private companies. Several of these platforms are also our partners and clients.
•We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others are divisions of large, well-established companies such as AT&T, Google, and Adobe.

The Company will also compete with in-house solutions used by companies that choose to coordinate mobile advertising across their own properties. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers, advertisers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or publishers or by introducing new technology tools for advertisers or developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
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
The planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our products or services is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships, damage to our customer relationships, and damage to our reputation and brand. In addition, new products and services may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a product or service is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.
If we fail to maintain and enhance our capabilities for our offerings to a broad array of mobile operating systems, our attractiveness to wireless carriers, equipment manufacturers, and customers will be impaired and our sales could suffer.
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
Our business depends in part on deploying new products and services to customers and through wireless carriers and OEMs that end users buy. We must continue to invest significant resources in licensing efforts, product development, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our advertisers, carriers or the entertainment preferences of end users, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our advertisers, carriers, or the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenues and harm our business, operating results, and financial condition.
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
We provide a variety of products and services that enable carriers, manufacturers, application developers, advertisers, and users to engage in various mobile and online activities both domestically and internationally. The law relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, data privacy regulatory violations, tort or other theories based on the provision of these products and services. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims which directly impacts profits. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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
Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities and bugs may occur. Our platform also relies on third-party technology and systems to perform properly and is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, ineffective business execution, epidemics, pandemics, or other catastrophic events.
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
Parties that control operating systems, such as Apple or Google, could also change their technical requirements, guidelines or policies in a manner that materially and adversely impacts the way in which we or our customers collect, use and share data from user devices, including restricting our ability to use or read device identifiers, other tracking features or other device data. Our ability to provide our customers with our user growth and monetization solutions relies on access to and collection of certain data, including re-settable device identifiers and interactions with advertisements served by our monetization solutions for purposes such as serving advertisements, limiting the number of advertisements served to a specific device, detecting and preventing advertisement fraud, creating reports for customers, providing support to customers and measuring the effectiveness of advertisements. Without such data, we may not be able to serve such advertisements effectively, provide our products and services to customers, improve our products and services and remain competitive. There also is the risk that a party that controls an operating system could limit or discontinue our access to its platform or app store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so, and we would have no recourse against any such party, which could have a material adverse effect on our business, financial condition and results of operations.
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
The Company does not have long-term agreements with its advertiser and publisher customers, and it may be unable to retain key customers, attract new customers, or replace departing customers with clients that can provide comparable revenue to the Company.
An important component of the Company’s future success is to retain and expand our relationships with existing customers and attract new customers. In order for the Company to maintain or improve our results of operations, it is important that the Company maintain positive relationships with existing customers and that they are satisfied with the products and services we provide. Our customer retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, such as the performance and perceived value associated with our products and services, including their perception of our continued development of products and services that are important to them, the business strength or weakness of our customers, the success of our customers’ apps and their ability to monetize, the success of our customers’ advertising campaigns, the entry and success of competitive products and overall general economic conditions in the geographic regions in which we operate. However, our efforts may not be successful despite the resources we devote to them, and our customers may choose to switch to one of our competitors or choose to replace our products with similar technology that the customer creates internally.

The Company’s contracts with its advertiser and publisher customers do not generally include long-term obligations requiring them to purchase the Company’s services and are cancellable upon short or no notice and without penalty. As a result, the Company may have limited visibility as to its future advertising revenue streams. The Company will not be able to provide assurance that its advertiser and publisher customers will continue to use its services or that it will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major advertising customer representing a significant portion of the Company’s business decides to materially reduce its use of the Company’s platform or to cease using the Company’s platform altogether, it is possible that the Company may not have a sufficient supply of ads to fill its developers’, carriers’, or OEMs’ advertising inventory, in which case the Company’s revenue could be significantly reduced. Revenue derived from performance advertisers and publisher customers in particular is subject to fluctuation and competitive pressures. Such advertisers and publisher customers, which seek to drive app downloads, are less consistent with respect to their spending volume, and may decide to substantially increase or decrease their use of the Company’s platform based on seasonality or popularity of a particular application.
Customers in general may shift their business to a competitor’s platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons. Any non-renewal, renegotiation, cancellation or deferral of large customer contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in the Company’s revenue and harm its business.
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
System failures could significantly disrupt the Company’s operations and cause it to lose advertiser or publisher clients or advertising inventory.
The Company’s success will depend on the continuing and uninterrupted performance of its own internal systems, which the Company will utilize to bid and place ads, deliver applications and ads, monitor the performance of advertising campaigns and manage its inventory of advertising space. Its revenue will depend on the technological ability of its platforms to deliver applications and ads. Sustained or repeated system failures that interrupt its ability to provide services to clients, including technological failures affecting its ability to deliver applications and ads quickly and accurately and to process mobile device users’ responses to applications and ads, could significantly reduce the attractiveness of its services to advertisers and publishers and reduce its revenue. The combined systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps the Company takes to increase the reliability and redundancy of its systems may be expensive and may not ultimately be successful in preventing system failures.

System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including ‘‘bugs’’ and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. We manage and store various proprietary information and sensitive or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to provide services and interrupt other processes. Delayed sales, lower margins, increased cost, or lost customers resulting from these disruptions could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers, publishers and revenue.
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, then our demand-side service may prove to be less valuable to our advertising clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.
Digital advertising mostly relies on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers-Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge-block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by January 2022. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.
Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced last year that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted fall 2020 for implementing these changes but has pushed that date out until at least early 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could impact our growth in this channel.
In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.
As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations browser-based or similar “do not sell” signals. California’s CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rule-making to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, “Do Not Track”, and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.
Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.
Technology changes in the wireless industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services, and other mobile entertainment products, competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to customers or end users, or both. If we cannot achieve our technology goals within our original development schedule, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase our product development resources in an attempt either to preserve our product launch schedule or to keep up with our competition. In either case, our business, operating results and financial condition could be materially harmed.
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
We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services we develop and distribute. New or different mobile content applications developed by our current or future competitors may be preferred by subscribers to our offerings. In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms. If the market for our products and services does not continue to grow or we are unable to acquire new customers or end users, our business growth and future revenues could be adversely affected. If customers or end users switch their advertising or entertainment spending away from the kinds of offerings that we provide, or switch to platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.
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
Industry Regulatory Risks
We are subject to rapidly changing and increasingly stringent laws, contractual obligations and industry standards relating to privacy, data protection, data security and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our platform relies on our ability to collect, use and share information of customers, users and others. These activities are regulated by a variety of federal, state, local and international privacy, data protection and data security laws and regulations, which have become increasingly stringent in recent years.
Most jurisdictions in which we or our customers operate have adopted, or are in the process of adopting, privacy, data protection and data security laws. In this regard, it is important to highlight the General Data Protection Regulation 2016/679 (“GDPR”), which went into effect in May 2018. The GDPR regulates the collection, control, processing, sharing, disclosure and other use of data relating to personal data. Further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the GDPR. The GDPR, UK GDPR and national implementing legislation in European Economic Area (“EEA”) member states and the UK, impose a strict data protection compliance regime including:
•providing detailed disclosure about how personal data is collected and processed and how data subjects can exercise their rights (in a concise, intelligible and easily accessible form);
•demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities;
•granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights such as data subject access requests;
•introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of personal data breaches that is likely to result in a risk to the rights and freedoms of individuals;
•defining for the first time pseudonymized (key-coded) data;

•imposing limitations on retention of personal data;
•maintaining a record of data processing;
•requiring appropriate technical and organizational measures to be implemented to ensure a level of security appropriate to the level of risk;
•restricting transfers of personal data outside the EEA and UK unless an adequate transfer mechanism has been implemented to legitimize such transfers; and
•complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
We are subject to the supervision of local data protection authorities in those EEA and UK jurisdictions where we are established or otherwise subject to the GDPR and the UK GDPR. Fines for certain breaches of the GDPR are significant, including fines up to the greater of €20 million or 4% of global turnover. In addition to the foregoing, a breach of the GDPR and the UK GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of data, enforcement notices or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The UK GDPR mirrors the fines under the GDPR including fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. These changes will lead to additional costs and increase our overall risk exposure.
U.S. privacy and data security laws are also complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.
States have also begun to introduce more comprehensive privacy legislation. For example, California enacted the CCPA, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of sale of their personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the disclosure of personal information for advertising purposes. Our advertising business relies, in part, on such disclosure and could be materially and adversely affected by the CCPA’s restrictions.
We will also be subject to the forthcoming CPRA, which was passed into law on November 3, 2020 but will not take substantial effect until January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, such as increasing regulation on online advertising and particularly cross-context behavioral advertising. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CPRA potentially results in further uncertainty and requires us to incur additional costs and expenses in an effort to comply.
Certain other state laws impose similar privacy obligations. We also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for a new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Data privacy legislation restricts the cross-border transfer of personal data and some countries introduced data localization into their laws. Specifically, the GDPR, the UK GDPR and other European and UK data protection laws generally prohibit the transfer of personal data from the EEA, the UK and Switzerland, to the United States and most other countries unless the transfer is to an entity established in a country deemed to be provide adequate protection (such as Israel) or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Where we transfer personal data outside the EEA or the UK to a country that is not deemed to be “adequate,” we ensure we comply with applicable laws including where we can rely on derogation (e.g. where the transfer is necessary for the performance of a contract) or we may put in place standard contractual clauses. We have previously also relied on relevant third parties’ Privacy Shield (as defined below) certifications.
Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.
In response to this decision, the data protection authority in Berlin, Germany has encouraged companies under its supervision to stop transfers of personal data to the United States and switch to service providers based in the European Union or other countries providing adequate data protection. Authorities in the United Kingdom and Switzerland may similarly issue guidance that precludes or complicates our lawful use of the Standard Contractual Clauses. There are few viable alternatives to the standard contractual clauses, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, may reduce demand for our products and services from companies subject to EU data protection laws and could materially and adversely affect our financial results.
Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our solutions and operating our business.
In addition, we are also subject to the Israeli Privacy Protection Law 5741-1981 (the “PPL”), and its regulations, including the Israeli Privacy Protection Regulations (Data Security) 2017 (the “Data Security Regulations”), which came into effect in Israel in May 2018 and impose obligations with respect to the manner personal data is processed, maintained, transferred, disclosed, accessed and secured, as well as the guidelines of the Israeli Privacy Protection Authority. In this respect, the Data Security Regulations may require us to adjust our data protection and data security practices, information security measures, certain organizational procedures, applicable positions (such as an information security manager) and other technical and organizational security measures. Failure to comply with the PPL, its regulations and guidelines issued by the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. The Israeli Privacy Protection Authority may initiate administrative inspection proceedings from time to time without any suspicion of any particular breach of the PPL, as the Israeli Privacy Protection Authority has done in the past with respect to dozens of Israeli companies in various business sectors. In addition, to the extent that any administrative supervision procedure is initiated by the Israeli Privacy Protection Authority that reveals certain irregularities with respect to our compliance with the PPL, we may need to take certain remedial actions to rectify such irregularities, which may increase our costs, but may also be exposed to administrative fines, civil claims (including class actions) and in certain cases, criminal liability.
Children’s privacy has been a focus of recent enforcement activity under longstanding privacy laws as well as privacy and data protection laws enacted in recent years. EU and UK regulators focus, among other things, on the processing of personal data relating to children, with increased enforcement pending as well as additional guidance. The U.S. Federal Trade Commission and state attorneys general have, in recent years, increased enforcement of the Children’s Online Privacy Protection Act (“COPPA”), which requires companies to obtain parental consent before collecting personal information from children under the age of 13 for purposes not permitted by COPPA. COPPA also sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13. In addition, the GDPR and UK GDPR address the processing of children’s personal data, and specifically require that if processing of personal data of individuals is based on such individuals’ consent, and such individuals are children under the age of 13 to 16 (depending on the specific legislation of the UK or each EU member state), parental consent must be obtained. In addition, the CCPA requires companies to obtain the consent of children in California under 16 (or parental consent for children under 13) before selling their personal information.
Apart from the requirements of privacy, data protection and data security laws, we have obligations relating to privacy, data protection and data security under our published policies and documentation, contracts and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. We could be subject to enforcement action or litigation alleging that our methods of data collection or our other data processing practices violate our published policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.
In response to the increasing restrictions of global privacy and data security laws, our customers have sought and may continue to seek increasingly stringent contractual assurances regarding our handling of personal information, and may adopt internal policies that limit their use of our platform. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards upon which we may be legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial contractual liability or fines.
Various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. Our obligations under privacy and data security laws, our contracts and applicable industry standards (including requirements by operating system platforms or app stores) are increasing, becoming more complex and changing rapidly, which has increased and may continue to increase the cost and effort required to comply with them. The privacy and data security compliance challenges we and our customers face in the EU, the UK, the United States and other jurisdictions may also limit our ability to operate, or offer certain product features, in those jurisdictions, which could reduce demand for our solutions from customers subject to their laws. We may also be required to adapt our solutions in order to comply with changing regulations. Despite our efforts, we may not be successful in achieving compliance with these rapidly evolving requirements. We could be perceived to be in non-compliance with applicable privacy laws, especially when acquiring new companies and before we have completed our gap analysis and remediation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals or others; fines and civil, criminal or administrative penalties for us or company officials; obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions; negative publicity; harm to our brand and reputation and reduced overall demand for our solutions or reduced revenue. Such occurrences could materially and adversely affect our business, financial condition and results of operations.
We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. We have operations, deal with carriers, and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, Latin America, and Asia. Further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. As we increase our international sales and business, particularly in countries with a low score on the Corruption Perceptions Index, or the CPI, of Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented. There can be no assurance that we will be in compliance with U.S. export control or economic sanctions laws and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely impact our business.
Furthermore, if we export our technology, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of opportunities.
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our clients’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our clients with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business, financial condition and results of operations.
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
Media Distribution Risks
Our revenues may fluctuate significantly based on mobile device sell-through, over which we have no control.
A significant portion of our revenue is impacted by the level of sell-through of mobile devices on which our software is installed. Demand for mobile devices sold by carriers and OEMs varies materially by device, and if our software is installed on devices for which demand is lower than our expectations -- a factor over which we have no control as we do not market mobile devices -- our Media Distribution revenues will be impacted negatively, and this impact may be significant. As our software is deployed on a diversified universe of devices, this risk will be somewhat mitigated, as the relative performance of one device over another device will have less impact on us, but until we achieve diversification in our device installations, we will continue to be subject to revenue fluctuations based on device sell-through, and such fluctuations can be material. Further, it is difficult to predict the level of demand for a particular device, making our revenue projections correspondingly difficult. These issues can be ameliorated as we gain more significant carrier and OEM relationships and conversely these issues can be exacerbated with, as presently, a limited number of such relationships.
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
Our business is dependent, in part, on the commercial sale of smartphone handsets. We do not control the timing of these handset launches. Some new handsets are sold by carriers with certain of our products and applications preloaded, and many end users who use our services do so after they purchase their new handsets to experience the new features of those handsets. Some of our products require handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our products and services for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of launch delays, we miss the opportunity to sell products and services when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our products and services in time for seasonal increases in handset sales, our revenues would likely decline and our business, operating results and financial condition would likely suffer.
The Company does not control the mobile networks over which it provides its advertising services.
The Company’s mobile advertising distribution platform is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as its ability to deliver content on those networks at prices that enable it to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. The Company does not control these networks.
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
The success of the Company’s Media Distribution business model will depend on its ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from the Company’s platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, the Company’s ability to deliver effective advertising campaigns on behalf of its advertiser clients would suffer, which could hurt its ability to generate revenue and become profitable.
Media Demand Risks
If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including video, display, CTV, audio and mobile inventory. The amount, quality and cost of inventory available to us can change at any time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
Inventory suppliers control the bidding process, rules and procedures for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that is selected through our platform and may not be able to replace inventory that is no longer made available to us.
As new types of inventory become available, we will need to expend significant resources to ensure we have access to such new inventory. For example, although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges.
Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, client retention and loyalty, and our financial condition and results of operations could be harmed.

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and those of our partners and negatively impact our business, financial condition and results of operations.
We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our clients and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be successful in our efforts. Our clients could intentionally run campaigns that do not meet the standards of our inventory suppliers or attempt to use illegal or unethical targeting practices or seek to display advertising in jurisdictions that do not permit such advertising or in which the regulatory environment is uncertain, in which case our supply of ad inventory from such suppliers could be jeopardized. Some of our competitors undertake human review of content, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.
We may face potential liability and harm to our business based on the nature of our business and the content on our platform.
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
Advertising also often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require clients to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.
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
Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition, and results of operations could be harmed.
We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed.
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
Risks Related to Our Intellectual Property and Potential Liability
If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.
Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret, and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. While our open source policies are meant to prevent such misuse, there can be no assurance that such incidents would not occur. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, vendors, competitors, end-users or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits. Carriers and customers have and may try to include us as defendants in suits brought against them by their own customers or third parties. In such cases, the risks and expenses would be similar to those where we are the party directly involved in the litigation.
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
The Company’s outstanding secured indebtedness of $237.1 million as of June 30, 2021, and its ability to borrow additional amounts under its $400.0 million revolving credit facility, could have significant negative consequences including:
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
On April 29, 2021, we borrowed approximately $107.0 million under our senior revolving credit facility, and on May 25, 2021, we borrowed an additional $130.0 million under our senior revolving credit facility to fund the cash closing payments for the AdColony and Fyber acquisitions, respectively. In addition, under the terms of the Share Purchase Agreement for the acquisition of AdColony, we are obligated to pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $200.0 million to $225.0 million in cash after December 31, 2021. In addition, under the Sale and Purchase Agreement for the acquisition of Fyber, we must pay the tender offer consideration in cash and are obligated to make a potential earn-out payment of up to $50.0 million, which may be paid in shares of our common stock or, under certain circumstances, in cash.
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
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•whether our results of operations meet the expectations of securities analysts or investors;
•litigation involving us, our industry, or both;
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
In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, under the terms of the Share Purchase Agreement for the acquisition of AdColony, we must pay $100.0 million in cash on or before October 29, 2021 and an earn-out payment estimated between $200.0 million to $225.0 million in cash following December 31, 2021, and we may need to raise funds in the capital markets to fund such cash payment obligations. Also, under the terms of the Sale and Purchase Agreement for the acquisition of Fyber, we issued 3,216,935 newly-issued shares of our common stock equal in value to $235.0 million on the closing date of the acquisition, a further 1,500,000 newly-issued shares of our common stock equal in value to $95.2 million in June 2021, 1,040,364 newly-issued shares of our common stock equal in value to $66.0 million in July 2021, and will settle the remaining purchase consideration with newly-issued shares of our common stock during our second fiscal quarter 2022, and may have to make an earn-out payment of up to $50.0 million in shares of our common stock or, under certain circumstances, cash. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, and the vesting of restricted stock units and restricted stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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
We do not anticipate paying dividends.
Our secured and unsecured indebtedness essentially prevents all payments of dividends to our stockholders. Even if such dividends were permitted by the applicable lenders, we have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is if we begin to generate excess cash flow. Our Board of Directors does not intend to declare dividends for the foreseeable future.
If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. Management concluded that our internal controls over financial reporting were effective as of March 31, 2021. We cannot be certain that measures taken by the Company will continue to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of Section 404, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members for our Board of Directors.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. Additionally, the time and effort required to maintain communications with stockholders and the public markets can be demanding on senior management, which can divert focus from operational and strategic efforts. The requirements of the public markets and the related regulatory requirements has resulted in an increase in our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may place undue strain on our talent, systems, and resources.
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

10.2
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

Digital Turbine, Inc.

Dated: August 9, 2021	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 9, 2021	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)