Form 10-Q
period 2021-09-30
Digital Turbine, Inc.
filed 2021-11-02
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 26, 2021, the Company had 96,625,684 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets1
(in thousands, except par value and share amounts)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$95,522	$30,778
Restricted cash	695	340
Accounts receivable, net	228,107	61,985
Prepaid expenses and other current assets	20,852	4,282
Total current assets	345,176	97,385
Property and equipment, net	22,116	13,050
Right-of-use assets	17,914	3,495
Deferred tax assets, net	—	12,963
Intangible assets, net	467,528	53,300
Goodwill	559,033	80,176
Other non-current assets	844	—
TOTAL ASSETS	$1,412,611	$260,369

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$167,104	$34,953
Accrued license fees and revenue share	81,881	46,196
Accrued compensation	23,675	9,817
Short-term debt	13,423	14,557
Other current liabilities	20,549	5,626
Acquisition purchase price liabilities	335,500	—
Total current liabilities	642,132	111,149
Long-term debt, net of debt issuance costs	244,001	—
Deferred tax liabilities, net	19,571	—
Other non-current liabilities	18,525	4,108
Total liabilities	924,229	115,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 97,180,782 issued and 96,619,930 outstanding at September 30, 2021; 90,685,553 issued and 89,949,847 outstanding at March 31, 2021	10	10
Additional paid-in capital	741,781	373,310
Treasury stock (754,599 shares at September 30, 2021 and March 31, 2021)	(71)	(71)
Accumulated other comprehensive loss	(36,721)	(903)
Accumulated deficit	(218,902)	(227,334)
Total stockholders' equity attributable to Digital Turbine, Inc.	486,197	145,112
Non-controlling interest	2,185	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,412,611	$260,369
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net revenues	$310,205	$70,893	$522,820	$129,905
Costs of revenues and operating expenses
License fees and revenue share	213,145	40,532	351,493	72,832
Other direct costs of revenues	3,838	662	6,371	1,222
Product development	17,904	4,217	33,451	8,625
Sales and marketing	17,479	4,835	31,215	9,153
General and administrative	41,307	8,531	64,613	15,335
Total costs of revenues and operating expenses	293,673	58,777	487,143	107,167
Income from operations	16,532	12,116	35,677	22,738
Interest and other income / (expense), net
Change in fair value of contingent consideration	(22,087)	(10,757)	(22,087)	(10,757)
Interest expense, net	(1,955)	(287)	(3,112)	(593)
Foreign exchange transaction loss	(249)	—	(519)	—
Other expense, net	(477)	(38)	(512)	(38)
Total interest and other income / (expense), net	(24,768)	(11,082)	(26,230)	(11,388)
Income / (loss) before income taxes	(8,236)	1,034	9,447	11,350
Income tax provision / (benefit)	(2,349)	661	1,081	1,037
Net income / (loss)	(5,887)	373	8,366	10,313
Less: net loss attributable to non-controlling interest	(35)	—	(66)	—
Net income / (loss) attributable to Digital Turbine, Inc.	(5,852)	373	8,432	10,313
Other comprehensive loss
Foreign currency translation adjustment	(15,892)	(45)	(36,673)	(187)
Comprehensive income / (loss)	(21,779)	328	(28,307)	10,126
Less: comprehensive loss attributable to non-controlling interest	(128)	—	(921)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(21,651)	$328	$(27,386)	$10,126
Net income / (loss) per common share
Basic	$(0.06)	$—	$0.09	$0.11
Diluted	$(0.06)	$—	$0.08	$0.11
Weighted-average common shares outstanding
Basic	96,157	88,035	93,807	87,712
Diluted	96,157	96,057	100,457	94,988
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$8,366	$10,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,981	3,241
Non-cash interest expense	298	36
Stock-based compensation	5,695	3,668
Stock-based compensation for services rendered	3,935	458
Change in fair value of contingent consideration	22,087	10,757
Right-of-use asset	1,951	244
Deferred income taxes	178	—
(Increase) / decrease in assets:
Accounts receivable, gross	(61,855)	(13,735)
Allowance for credit losses	(31)	597
Prepaid expenses and other current assets	(4,917)	1,637
Other non-current assets	95	—
Increase / (decrease) in liabilities:
Accounts payable	51,676	4,776
Accrued license fees and revenue share	1,382	2,777
Accrued compensation	(45,694)	1,225
Other current liabilities	2,643	4,005
Other non-current liabilities	(3,036)	(333)
Net cash provided by operating activities	7,754	29,666

Cash flows from investing activities
Business acquisitions, net of cash acquired	(148,056)	(7,968)
Capital expenditures	(10,411)	(4,177)
Net cash used in investing activities	(158,467)	(12,145)

Cash flows from financing activities
Payment of contingent consideration	—	(9,302)
Proceeds from borrowings	267,134	—
Payment of debt issuance costs	(2,988)	—
Options and warrants exercised	2,155	3,526
Repayment of debt obligations	(46,256)	(250)
Net cash provided by / (used in) financing activities	220,045	(6,026)

Effect of exchange rate changes on cash	(4,233)	(187)

Net change in cash	65,099	11,308

Cash and restricted cash, beginning of period	31,118	21,659

Cash and restricted cash, end of period	$96,217	$32,967

Supplemental disclosure of cash flow information
Interest paid	$2,199	$571
Income taxes paid	$693	$—

Supplemental disclosure of non-cash activities
Common stock for the acquisition of Fyber	$356,686	$—
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$3,108	$—
Unpaid cash consideration for the acquisition of AdColony	$100,000	$—
Fair value of contingent consideration in connection with business acquisitions	$235,500	$—
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,949,847	$10	100,000	$100	754,599	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income / (loss)	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation	207,758	—	—	—	—	—	2,365	—	—	—	2,365
Stock-based compensation for services rendered	—	—	—	—	—	—	1,340	—	—	—	1,340
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Options exercised	178,127	—	—	—	—	—	695	—	—	—	695
Balance at June 30, 2021	95,052,667	$10	100,000	$100	754,599	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775
Net loss	—	—	—	—	—	—	—	—	(5,852)	(35)	(5,887)
Foreign currency translation	—	—	—	—	—	—	—	(15,799)	—	(93)	(15,892)
Stock-based compensation	28,477	—	—	—	—	—	3,330	—	—	—	3,330
Stock-based compensation for services rendered	—	—	—	—	—	—	2,595	—	—	—	2,595
Shares for acquisition of Fyber	1,058,364	—	—	—	—	—	(2,547)	—	—	—	(2,547)
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	(21,452)	(21,452)
Options exercised	480,422	—	—	—	—	—	1,460	—	—	—	1,460
Balance at September 30, 2021	96,619,930	$10	100,000	$100	754,599	$(71)	$741,781	$(36,721)	$(218,902)	$2,185	$488,382
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	87,306,784	$10	100,000	$100	754,599	$(71)	$360,224	$(591)	$(282,218)	$—	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	—	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	—	—	1,438	—	—	—	1,438
Stock-based compensation for services rendered	—	—	—	—	—	—	173	—	—	—	173
Options exercised	224,012	—	—	—	—	—	437	—	—	—	437
Balance at June 30, 2020	87,530,796	$10	100,000	$100	754,599	$(71)	$362,272	$(733)	$(272,278)	$—	$89,300
Net income	—	—	—	—	—	—	—	—	373	—	373
Foreign currency translation	—	—	—	—	—	—	—	(45)	—	—	(45)
Stock-based compensation	61,553	—	—	—	—	—	2,230	—	—	—	2,230
Stock-based compensation for services rendered	45,110	—	—	—	—	—	285	—	—	—	285
Options exercised	1,059,644	—	—	—	—	—	3,089	—	—	—	3,089
Balance at September 30, 2020	88,697,103	$10	100,000	$100	754,599	$(71)	$367,876	$(778)	$(271,905)	$—	$95,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income / (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation.
These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "2021 Form 10-K").
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and six months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year.
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

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 4, “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, other than the "New Accounting Standards Adopted" disclosed below and changes to the Company's segment reporting disclosed in Note 4, "Segment Information."
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
In App Media - AdColony
AdColony’s principal operations consist of supplying a mobile advertising platform that includes a direct supply of in-app advertising inventory to its customers. AdColony's customers provide insertion orders for advertising during campaign windows where AdColony provides, inserts, and tracks the performance of the advertising to serve as the direct supplier for the customer. Customers will contract for this service, which is monetized through a measurement of user views, clicks, or installs of the target product or service offered by the customer. AdColony's customers generally pay subsequently to the total aggregation of the views, clicks, and installs billed on a monthly basis. Specifically, the aggregated activities include the following:
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

In App Media - Fyber
Fyber’s principal operations consist of supplying a mobile advertising platform that includes a direct supply of in-app advertising inventory to its customers. Fyber specializes in software-based automated ("programmatic") trading of advertisements and aims to enable mobile app publishers to monetize their digital contents through the placement of targeted, high-quality ads within their apps. Fyber connects app developers and their users with advertisers worldwide, who bid on the ad space within the apps (predefined spaces and instances within apps where ads can be displayed at certain points of time during a session of a user engaging with the app). Fyber’s customers provide insertion orders or equivalent contracts for advertising during campaign windows where Fyber provides, inserts, and tracks the performance of the advertising to serve as the direct supplier for the customer. Alternatively, Fyber also contracts with customers using a framework agreement that is not specific to a campaign or budget, but instead determines parameters for the mobile advertising service. Customers will contract for these services, which are monetized through a measurement of user impressions, clicks, or installs of the target product or service offered by the customer. Fyber’s customers generally pay subsequently to the total aggregation of the impressions, clicks, and installs billed on a monthly basis. Specifically, the aggregated activities include the following:
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
New Accounting Standards Adopted
ASU 2019-12
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted this guidance as of April 1, 2021. ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements upon adoption.
ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s condensed consolidated financial statements.

3.    Acquisitions
Acquisition of Fyber N.V.
On May 25, 2021, the Company completed the initial closing of the acquisition of 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) are (to the Company's knowledge) held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.
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
4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during its fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and
iii.Contingent upon Fyber’s net revenues (revenues less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
The Company paid the cash closing amount on the closing date with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility.

On September 30, 2021, the Company entered into the Second Amendment Agreement (the “Second Amendment Agreement”) to the Sale and Purchase Agreement for the Fyber Acquisition. Pursuant to the Second Amendment Agreement, the parties agreed to settle the remaining number of shares of Company common stock to be issued to the Seller at 18,000 shares (i.e., a reduction of 41,289 shares from the 59,289 shares described in (ii)(4) above). As a result, the Company issued a total of 5,775,299 shares of Company common stock to the Seller in connection with the Company’s acquisition of Fyber.
As of September 30, 2021, based on current estimates, the Company determined that it is now likely that Fyber will achieve the earn-out net revenue target and, as a result, recognized and accrued the fair value of the contingent earn-out consideration of $31,000 as a charge to change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive income / (loss). The fair value of the contingent consideration is subject to material changes based upon certain assumptions, primarily the estimated likelihood of Fyber achieving the earn-out net revenue target. Company will re-evaluate the fair value of the contingent consideration on a quarterly basis until the end of the earn-out period.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the quarter ended September 30, 2021, the Company purchased approximately $21,000 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.4%. The Company expects to complete the purchase of the remaining outstanding Fyber shares during its fiscal third quarter 2022.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows1:

Assets acquired
Cash	$71,489
Accounts receivable	64,877
Other current assets	10,470
Property and equipment	1,561
Right-of-use asset	13,191
Publisher relationships	106,305
Developed technology	86,900
Trade names	32,574
Customer relationships	31,400
Favorable lease	1,483
Goodwill	300,705
Other non-current assets	851
Total assets acquired	$721,806

Liabilities assumed
Accounts payable	$78,090
Accrued license fees and revenue share	5,929
Accrued compensation	52,929
Other current liabilities	12,049
Short-term debt	25,789
Deferred tax liability, net	25,920
Other non-current liabilities	15,386
Total liabilities assumed	$216,092
Total purchase price	$505,714
1 The purchase consideration was translated using the Euro-to-United States ("U.S.") dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.22 to $1.00.

The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s In App Media - Fyber segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
The identifiable intangible assets consist of publisher relationships, developed technology, trade names, customer relationships, and a favorable lease. The publisher relationships, developed technology, trade names, and customer relationships intangibles were assigned useful lives of 20.0 years, 7.0 years, 7.0 years, and 3.0 years, respectively. The below-market favorable lease was derived from Fyber's office lease in Berlin, Germany and, per ASC 842, Leases, will be combined with Fyber's right-of-use asset for that lease and will be amortized over the remaining life of that lease. The values for the identifiable intangible assets were determined using the following valuation methodologies:
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
The Company recognized $8,116 and $11,715 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive income for the three and six months ended September 30, 2021, respectively.
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
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive income / (loss) in the fiscal second quarter ended September 30, 2021.
The Company paid the cash closing amount and the $100,000 due six months after closing (subsequent to September 30, 2021) with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility. The Company intends to pay the remaining cash consideration with a combination of available cash-on-hand, borrowings under the Company's New Credit Agreement, including utilizing the according feature of the senior credit facility if necessary, and proceeds from future capital financings.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows:

Assets acquired
Cash	$24,793
Accounts receivable	57,285
Other current assets	1,845
Property and equipment	1,566
Right-of-use asset	2,460
Customer relationships	101,800
Developed technology	51,100
Trade names	36,000
Publisher relationships	4,400
Goodwill	200,875
Other non-current assets	131
Total assets acquired	$482,255

Liabilities assumed
Accounts payable	$21,140
Accrued license fees and revenue share	28,920
Accrued compensation	8,453
Other current liabilities	1,867
Deferred tax liability, net	8,143
Other non-current liabilities	1,770
Total liabilities assumed	$70,293
Total purchase price	$411,962
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized $620 and $3,491 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive income for the three and six months ended September 30, 2021, respectively.
Acquisition of Appreciate
On March 1, 2021, Digital Turbine, through its subsidiary Digital Turbine (EMEA) Ltd. ("DT EMEA"), an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. None of the goodwill recognized was deductible for tax purposes.

The acquisition of Appreciate delivers valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $335,500 on its condensed consolidated balance sheet as of September 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$204,500 of contingent earn-out consideration for the AdColony Acquisition
•$31,000 of contingent earn-out consideration for the Fyber Acquisition
Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the Fyber Acquisition, the AdColony Acquisition, and the Appreciate Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, which are preliminary at this time, based on available information and to give effect to the financing for the Acquisitions.

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
	(in thousands, except per share amounts)
Net revenue	$310,205	$190,156	$602,253	$333,020
Net income / (loss) attributable to controlling interest	$(5,852)	$(7,542)	$(24,269)	$(3,957)
Basic net income / (loss) attributable to controlling interest per common share	$(0.06)	$(0.08)	$(0.26)	$(0.04)
Diluted net income / (loss) attributable to controlling interest per common share	$(0.06)	$(0.08)	$(0.26)	$(0.04)
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
A summary of segment information follows:

	Three months ended September 30, 2021
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$129,449	$61,495	$125,727	$(6,466)	$310,205
License fees and revenue share	75,587	41,833	102,191	(6,466)	213,145
Segment profit	$53,862	$19,662	$23,536	$—	$97,060

	Three months ended September 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$70,893	$—	$—	$—	$70,893
License fees and revenue share	40,532	—	—	—	40,532
Segment profit	$30,361	$—	$—	$—	$30,361

	Six months ended September 30, 2021
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$249,832	$106,432	$175,368	$(8,812)	$522,820
License fees and revenue share	145,618	72,027	142,660	(8,812)	351,493
Segment profit	$104,214	$34,405	$32,708	$—	$171,327

	Six months ended September 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$129,905	$—	$—	$—	$129,905
License fees and revenue share	72,832	—	—	—	72,832
Segment profit	$57,073	$—	$—	$—	$57,073
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

	September 30, 2021	March 31, 2021
United States and Canada	$18,345	$12,995
Europe, Middle East, and Africa	3,679	40
Asia Pacific and China	92	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$22,116	$13,050

Net revenues by geography are based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenues by segment follows:

	Three months ended September 30, 2021
	ODM	IAM-A	IAM-F	Total
United States and Canada	$75,100	$28,952	$68,909	$172,961
Europe, Middle East, and Africa	30,591	29,425	36,182	96,198
Asia Pacific and China	17,969	3,084	20,299	41,352
Mexico, Central America, and South America	5,789	34	337	6,160
Elimination	—	—	—	(6,466)
Consolidated net revenues	$129,449	$61,495	$125,727	$310,205

	Three months ended September 30, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$47,118	$—	$—	$47,118
Europe, Middle East, and Africa	17,528	—	—	17,528
Asia Pacific and China	5,901	—	—	5,901
Mexico, Central America, and South America	346	—	—	346
Consolidated net revenues	$70,893	$—	$—	$70,893

	Six months ended September 30, 2021
	ODM	IAM-A	IAM-F	Total
United States and Canada	$146,231	$48,801	$98,482	$293,514
Europe, Middle East, and Africa	60,651	51,207	48,872	160,730
Asia Pacific and China	34,759	5,686	27,635	68,080
Mexico, Central America, and South America	8,191	738	379	9,308
Elimination	—	—	—	(8,812)
Consolidated net revenues	$249,832	$106,432	$175,368	$522,820

	Six months ended September 30, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$85,358	$—	$—	$85,358
Europe, Middle East, and Africa	32,883	—	—	32,883
Asia Pacific and China	11,112	—	—	11,112
Mexico, Central America, and South America	552	—	—	552
Consolidated net revenues	$129,905	$—	$—	$129,905
5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	200,875	—	200,875
Purchase of Fyber	—	—	300,705	300,705
Foreign currency translation and other	—	(6,544)	(16,179)	(22,723)
Goodwill as of September 30, 2021	$80,176	$194,331	$284,526	$559,033

Intangible Assets
The components of intangible assets as of September 30, 2021, and March 31, 2021, were as follows:

	As of September 30, 2021
	(Unaudited)
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.57 years	$176,286	$(11,850)	$164,436
Developed technology	6.76 years	153,839	(18,792)	135,047
Trade names	6.69 years	68,959	(4,000)	64,959
Publisher relationships	19.25 years	104,954	(1,868)	103,086
Total		$504,038	$(36,510)	$467,528

	As of March 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	16.81 years	$46,400	$(4,171)	$42,229
Developed technology	9.12 years	20,526	(11,141)	9,385
Trade names	9.92 years	2,000	(314)	1,686
Total		$68,926	$(15,626)	$53,300
The Company recorded amortization expense of $13,999 and $21,100, respectively, during the three and six months ended September 30, 2021, and $670 and $1,341, respectively, during the three and six months ended September 30, 2020, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Estimated amortization expense in future fiscal years is expected to be:

Remainder of fiscal year 2022	$27,550
Fiscal year 2023	55,101
Fiscal year 2024	55,101
Fiscal year 2025	46,821
Fiscal year 2026	44,878
Thereafter	238,077
Total	$467,528
6.    Accounts Receivable

	September 30, 2021	March 31, 2021
	(Unaudited)
Billed	$158,856	$28,636
Unbilled	76,692	38,837
Allowance for credit losses	(7,441)	(5,488)
Accounts receivable, net	$228,107	$61,985
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenues recognized but billed after period-end. All unbilled receivables as of September 30, 2021, and March 31, 2021, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.

Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $73 and $181 of bad debt expense during the three and six months ended September 30, 2021, respectively, and $136 and $228 of bad debt expense during the three and six months ended September 30, 2020, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
7.    Property and Equipment

	September 30, 2021	March 31, 2021
	(Unaudited)
Computer-related equipment	$2,653	$2,263
Developed software	27,550	18,473
Furniture and fixtures	1,995	714
Leasehold improvements	3,715	2,182
Property and equipment, gross	35,913	23,632
Accumulated depreciation	(13,797)	(10,582)
Property and equipment, net	$22,116	$13,050
Depreciation expense was $2,329 and $3,881 for the three and six months ended September 30, 2021, respectively, and $1,018 and $1,900 for the three and six months ended September 30, 2020, respectively. Depreciation expense for the three and six months ended September 30, 2021, includes $961 and $1,821, respectively, related to internal-use assets included in general and administrative expense and $734 and $1,426, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2020, includes $356 and $678, respectively, related to internal-use assets included in general and administrative expense and $662 and $1,222, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for certain offices as well as assumed various leases through its recent acquisitions. These leases currently have lease periods expiring between fiscal years 2022 and 2029. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company's determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

September 30, 2021
(Unaudited)
Remainder of fiscal year 2022	$2,724
Fiscal year 2023	4,576
Fiscal year 2024	4,101
Fiscal year 2025	3,028
Fiscal year 2026	2,578
Thereafter	3,000
Total undiscounted cash flows	20,007
(Less imputed interest)	(1,778)
Present value of lease liabilities	$18,229

The current portion of the Company's lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company's lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $17,914 as of September 30, 2021, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 4.89 years.
9.    Debt
The following table summarizes borrowings under the Company's debt obligations and the associated interest rates:

	September 30, 2021
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable rate)	$247,134	1.91%	0.20%
Fyber - Discount Bank (subject to variable rate)	$993	5.88%	0.60%
Fyber - Bank Leumi (subject to variable rate)	$12,430	5.88%	1.00%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	September 30, 2021	March 31, 2021
	(Unaudited)
Revolver	$247,134	$15,000
Less: Debt issuance costs	(3,133)	(443)
Debt assumed through Fyber Acquisition	13,423	—
Total debt, net	257,424	14,557
Less: Current portion of debt	(13,423)	(14,557)
Non-current debt	$244,001	$—
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
On April 29, 2021, the Company entered into an amended and restated Credit Agreement (the "New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provides for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.

The Company incurred an additional $2,988 in costs for the New Credit Agreement and had $247,134 drawn against the revolving line of credit, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $3,133 as of September 30, 2021, inclusive of the debt issuance costs for the initial Credit Agreement discussed above. Deferred debt issuance costs associated with the New Credit Agreement are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of September 30, 2021, the interest rate was 1.91% and the unused line of credit fee was 0.20%.
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
As of September 30, 2021, the Company had $152,866 available to withdraw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. During the fiscal second quarter 2022 ended September 30, 2021, the Company settled the balance on one of the lines of credit in the amount of $3,834. Details for the remaining two lines of credit can be found in the first table in this note. The balance of these two lines of credit is classified as short-term debt on the condensed consolidated balance sheet as of September 30, 2021. The remaining revolving lines of credit from Discount Bank and Bank Leumi mature on November 15, 2021, and December 30, 2021, respectively.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income, as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Interest income / (expense), net	$(1,706)	$(287)	$(2,625)	$(593)
Amortization of debt issuance costs	(178)	—	(310)	—
Unused line of credit fees and other	(71)	—	(177)	—
Total interest income / (expense), net	$(1,955)	$(287)	$(3,112)	$(593)

10.    Stock-Based Compensation
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2021	8,146,445	$4.01	6.86	$622,249
Granted	630,989	72.31
Forfeited / Cancelled	(214,884)	8.41
Exercised	(658,549)	3.27
Options outstanding as of September 30, 2021	7,904,001	$9.40	6.65	$473,227
Vested and expected to vest (net of estimated forfeitures) at September 30, 2021	7,784,152	$9.04	6.61	$468,633
Exercisable as of September 30, 2021	5,642,551	$3.58	5.83	$368,277
At September 30, 2021 and 2020, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $28,197 and $8,956, respectively, with expected remaining weighted-average recognition periods of 2.48 years and 2.25 years, respectively.
The following table summarizes restricted stock unit ("RSU") and restricted stock award ("RSA") activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2021	333,544	$4.55
Granted	332,061	45.62
Vested	(298,350)	3.69
Cancelled	(3,526)	13.88
Unvested restricted shares outstanding as of September 30, 2021	363,729	$42.65
At September 30, 2021 and 2020, total unrecognized stock-based compensation expense related to RSUs and RSAs was $12,152 and $1,463, respectively, with expected remaining weighted-average recognition periods of 2.32 years and 2.01 years, respectively.
Stock-Based Compensation Expense
As of September 30, 2021, 11,274,655 shares of common stock were available for issuance as future awards under the Company's equity incentive plans. Stock-based compensation expense for the three and six months ended September 30, 2021, was $5,926 and $9,631, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the three and six months ended September 30, 2020, was $2,515 and $4,126, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
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

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net income / (loss)	(5,887)	373	8,366	10,313
Less: net loss attributable to non-controlling interest	(35)	—	(66)	—
Net income / (loss) attributable to Digital Turbine, Inc.	$(5,852)	$373	$8,432	$10,313
Weighted-average common shares outstanding, basic	96,157	88,035	93,807	87,712
Basic net income / (loss) per common share attributable to Digital Turbine, Inc.	$(0.06)	$—	$0.09	$0.11
Weighted-average common shares outstanding, diluted	96,157	96,057	100,457	94,988
Diluted net income / (loss) per common share attributable to Digital Turbine, Inc.	$(0.06)	$—	$0.08	$0.11
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	6,563	—	—	—
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
During the three and six months ended September 30, 2021, a tax benefit and provision of $2,349 and $1,081, respectively, resulted in an effective tax rate of 28.5% and 11.4%, respectively. Differences between the tax provision and the statutory rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
The Company recorded a net increase to deferred tax liabilities of $35,733 in the fiscal first quarter 2022 ended June 30, 2021, related to the AdColony and Fyber acquisitions. The increase in deferred tax liabilities primarily resulted from the revaluation of the acquired intangible assets. The Company’s valuation allowance increased by $13,667 for certain acquired deferred tax assets of Fyber GmbH due to a history of losses in the taxing jurisdiction. Net operating loss (NOL) carryforwards acquired in the AdColony and Fyber acquisitions were as follows:
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

13.    Commitments and Contingencies
Acquisition of AdColony
Under the terms of the AdColony Acquisition, the Company had an obligation to pay $100,000 in cash on or before October 26, 2021. The payment of $100,000 in cash was made on October 26, 2021. Please see Note 14, "Subsequent Events," for further information.
Contingent Earn-Out Considerations
The Company's recent acquisitions of AdColony and Fyber include contingent earn-out considerations as part of the purchase prices under which it will make future payments or issue shares of common stock to the sellers upon the achievement of certain benchmarks.
AdColony
Under the terms of the Share Purchase Agreement for the AdColony Acquisition, the Company must pay an earn-out estimated between $200,000 to $225,000 in cash following December 31, 2021. On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. This amount is included in acquisition price liabilities on the condensed consolidated balance sheet as of September 30, 2021.
Fyber
Under the terms of the Fyber Acquisition, the Company may have to make an earn-out payment of up to $50,000 through the issuance of a variable number of shares of its common stock based on the 30-day weighted average stock price prior to the end of the earn out period or, under certain circumstances, cash, following March 31, 2022. As of September 30, 2021, the Company estimates the fair value of this payment to be $31,000.
The Company will evaluate the probability of payment of the estimated fair value of the contingent earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in forecasts. Should Fyber's actual results increase or decrease as compared to the estimates and assumptions used, the estimated fair value of the contingent earn-out consideration liability will increase or decrease. Changes in the estimated fair value of the contingent earn-out consideration, as a factor of a change in inputs, would be reflected in the Company's results of operations in the periods in which they are identified.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $335,500 on its condensed consolidated balance sheet as of September 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$204,500 of unpaid cash consideration for the AdColony Acquisition
•$31,000 of contingent earn-out consideration for the Fyber Acquisition
14.    Subsequent Events
Acquisition of AdColony
Subsequent to its fiscal second quarter ended September 30, 2021, the Company drew an additional $98,000 under its New Credit Agreement in order to fund the payment of the $100,000 of unpaid consideration for the AdColony Acquisition due six months after the closing of the acquisition. The payment, which was made on October 26, 2021, was reduced to $98,175 due to an adjustment for the impact of accrued and unpaid taxes to the net working capital acquired.
Please refer to Note 3, "Acquisitions," for further information regarding the AdColony Acquisition.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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

Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) the London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio.
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
As of September 30, 2021, we had $247,134 drawn against the revolving line of credit under the New Credit Agreement with a maturity date of April 29, 2026. The proceeds were used to finance the acquisitions detailed below. As of September 30, 2021, we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Acquisitions
Appreciate On March 1, 2021, Digital Turbine, through its subsidiary Digital Turbine (EMEA) Ltd. ("DT EMEA"), an Israeli company and wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. None of the goodwill recognized was deductible for tax purposes.
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

On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive income / (loss) in the fiscal second quarter ended September 30, 2021.
The Company paid the cash closing amount and the $100,000 due six months after closing (subsequent to September 30, 2021) with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility. The Company intends to pay the remaining cash consideration with a combination of available cash-on-hand, borrowings under the Company's New Credit Agreement, including utilizing the according feature of the senior credit facility if necessary, and proceeds from future capital financings.
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
4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during its fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and

iii.Contingent upon Fyber’s net revenues (revenues less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
The Company paid the cash closing amount on the closing date with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility.
On September 30, 2021, the Company entered into the Second Amendment Agreement (the “Second Amendment Agreement”) to the Sale and Purchase Agreement for the Fyber Acquisition. Pursuant to the Second Amendment Agreement, the parties agreed to settle the remaining number of shares of Company common stock to be issued to the Seller at 18,000 shares (i.e., a reduction of 41,289 shares from the 59,289 shares described in (ii)(4) above). As a result, the Company issued a total of 5,775,299 shares of Company common stock to the Seller in connection with the Company’s acquisition of Fyber.
As of September 30, 2021, based on current estimates, the Company determined that it is now likely that Fyber will achieve the earn-out net revenue target and, as a result, recognized the fair value of the contingent earn-out consideration of $31,000 as a charge to change in estimated contingent consideration on the condensed consolidated statements of operations and comprehensive income / (loss). The Company will re-evaluate this estimate on a quarterly basis.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the quarter ended September 30, 2021, the Company purchased approximately $21,000 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.4%. The Company expects to complete the purchase of the remaining outstanding Fyber shares during its fiscal third quarter 2022.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
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
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended September 30,			Six months ended September 30,
	2021	2020	% of Change	2021	2020	% of Change
Net revenues
On Device Media	$129,449	$70,893	82.6%	$249,832	$129,905	92.3%
In App Media - AdColony	61,495	—	100.0%	106,432	—	100.0%
In App Media - Fyber	125,727	—	100.0%	175,368	—	100.0%
Elimination	(6,466)	—	(100.0)%	(8,812)	—	(100.0)%
Total net revenues	$310,205	$70,893	337.6%	$522,820	$129,905	302.5%
Comparison of the three and six months ended September 30, 2021 and 2020
Over the three-month comparative periods, net revenues increased by 337.6% ($239,312), and over the six-month comparative periods, net revenues increased by 302.5% ($392,915). The changes are due to a combination of continuing organic growth of the Company's historical legacy business (now the On Device Media segment) and contributions from recent acquisitions.
On Device Media
The Company's On Device Media segment generates revenues from services that deliver mobile application media or content media to end users. This segment is the legacy single reporting segment of Digital Turbine (previously called Media Distribution) and its customers are mobile device carriers and OEMs that pay for the distribution of media. Over the three and six months ended September 30, 2021, On Device Media revenues increased by 82.6% ($58,556) and 92.3% ($119,927), respectively, compared to the three and six months ended September 30, 2020. The increase was primarily due to increased demand for our application media and content media distribution services, which led to higher CPI and CPP revenues per available placement, as well as increased revenues from advertising partners as placement across existing commercial partners expanded, distribution with new partners expanded, and new services and features were deployed or expanded upon.
In App Media - AdColony
The Company's IAM-A segment generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world and is comprised of the AdColony Acquisition and, as a result, there are no revenues in the three and six months ended September 30, 2020. IAM-A customers are primarily advertisers. Please see Note 3, "Acquisitions," for further information.

In App Media - Fyber
The Company's IAM-F segment generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making, and is comprised of the Fyber Acquisition and, as a result, there are no revenues in the three and six months ended September 30, 2020. IAM-F customers are primarily publishers. Please see Note 3, "Acquisitions," for further information.
Costs of revenues and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2021	2020	% of Change	2021	2020	% of Change
Costs of revenues and operating expenses
License fees and revenue share	$213,145	$40,532	425.9%	$351,493	$72,832	382.6%
Other direct costs of revenues	3,838	662	479.8%	6,371	1,222	421.4%
Product development	17,904	4,217	324.6%	33,451	8,625	287.8%
Sales and marketing	17,479	4,835	261.5%	31,215	9,153	241.0%
General and administrative	41,307	8,531	384.2%	64,613	15,335	321.3%
Total costs of revenues and operating expenses	$293,673	$58,777	399.6%	$487,143	$107,167	354.6%
Comparison of the three and six months ended September 30, 2021, and 2020
Over the three and six months ended September 30, 2021, total costs of revenues and operating expenses increased by $234,896 and $379,976, respectively, compared to the three and six months ended September 30, 2020. The increase in total costs of revenues was a result of continuing organic growth and the acquisitions of Appreciate, AdColony, and Fyber. Costs of revenues and operating expenses included transaction costs of $9,159 and $17,503, respectively, for the three and six months ended September 30, 2021, compared to $150 and $450, respectively, for the three and six months ended September 30, 2020.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners who drive the revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers, or when indirect arrangements through advertising aggregators (ad networks) are shared with our carrier and application development partners and the shared revenue is recorded as a cost of revenue.
License fees and revenue share increased by $172,613 to $213,145 in the three months ended September 30, 2021, and were 68.7% as a percentage of total net revenues compared to $40,532 or 57.2% of total net revenues in the three months ended September 30, 2020.
License fees and revenue share increased by $278,661 to $351,493 in the six months ended September 30, 2021, and were 67.2% as a percentage of total net revenues compared to $72,832 or 56.1% of total net revenues in the six months ended September 30, 2020.
The increase in license fees and revenue share was attributable to the increase in total net revenues over the same period as these costs are paid as a percentage of our revenues. The increase in license fees and revenue share as a percentage of total net revenues was primarily due to our recent acquisitions having higher license fees and revenue cost percentages, which is largely due to contractual revenue share percentages that are higher than the legacy business.
Other direct costs of revenues
Other direct costs of revenues are comprised primarily of hosting expenses directly related to the generation of revenues and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.

Other direct costs of revenues increased by $3,176 to $3,838 in the three months ended September 30, 2021, and were 1.2% as a percentage of total net revenues compared to $662 or 0.9% of total net revenues in the three months ended September 30, 2020.
Other direct costs of revenues increased by $5,149 to $6,371 in the six months ended September 30, 2021, and were 1.2% as a percentage of total net revenues compared to $1,222 or 0.9% of total net revenues in the six months ended September 30, 2020.
The increase in other direct costs of revenues in both the three and six months ended September 30, 2021, compared to the prior year comparative periods, was primarily driven by our recent acquisitions and continued On-Device Media segment growth. The increase in other direct costs of revenues as a percentage of net revenues was primarily due to higher hosting expenses to support revenue growth.
Product development
Product development expenses include the development and maintenance of the Company's product suite and are primarily a function of personnel.
Product development expenses increased by $13,687 to $17,904 in the three months ended September 30, 2021, and were 5.8% as a percentage of total net revenues compared to $4,217 or 5.9% of total net revenues in the three months ended September 30, 2020.
Product development expenses increased by $24,826 to $33,451 in the six months ended September 30, 2021, and were 6.4% as a percentage of total net revenues compared to $8,625 or 6.6% of total net revenues for the six months ended September 30, 2020.
The increase in product development expenses in both the three and six months ended September 30, 2021, compared to the prior year comparative periods, was primarily due to increased headcount, both organically and through our recent acquisitions, and incremental, third-party development costs to support increased development activities. The Company continues to scale its product development organization to support revenue growth. For the three and six months ended September 30, 2021, product development expenses included $455 and $1,910, respectively, of acquisition-related costs.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses increased by $12,644 to $17,479 in the three months ended September 30, 2021, and were 5.6% as a percentage of total net revenues compared to $4,835 or 6.8% of total net revenues in the three months ended September 30, 2020.
Sales and marketing expenses increased by $22,062 to $31,215 in the six months ended September 30, 2021, and were 6.0% as a percentage of total net revenues compared to $9,153 or 7.0% of total net revenues in six months ended September 30, 2020.
The increase in sales and marketing expenses in both the three and six months ended September 30, 2021, compared to the prior year comparative periods, was primarily due to: (1) additional headcount in existing markets to support the Company's continued expansion of its global footprint, (2) higher commission costs associated with the increase in total net revenues through new and existing advertising relationships and markets, and (3) our recent acquisitions. For the three and six months ended September 30, 2021, sales and marketing expenses included $117 and $404, respectively, of acquisition-related costs.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.

General and administrative expenses increased by $32,776 to $41,307 in the three months ended September 30, 2021, and were 13.3% as a percentage of total net revenues compared to $8,531 or 12.0% of total net revenues in the three months ended September 30, 2020. The three months ended September 30, 2021 and 2020 included acquisition-related costs of $8,587 and $150, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenues were 10.5% and 11.8% in the three months ended September 30, 2021 and 2020, respectively.
General and administrative expenses increased by $49,278 to $64,613 in the six months ended September 30, 2021, and were 12.4% as a percentage of total net revenues compared to $15,335 or 11.8% of total net revenues in the six months ended September 30, 2020. The six months ended September 30, 2021 and 2020 included acquisition-related costs of $15,191 and $150, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenues were 9.5% and 11.5% in the six months ended September 30, 2021 and 2020, respectively.
The increase in general and administrative expenses in both the three and six months ended September 30, 2021, compared to the prior year comparative periods, was primarily due to the recent acquisitions of AdColony and Fyber. In addition, general and administrative expenses increase due to higher employee-related expenses, including stock-based compensation, primarily from higher headcount to support the Company’s growth, higher professional service costs, and an increase in depreciation and amortization related to capitalized internal-use software.
Interest and other income / (expense), net

	Three months ended September 30,			Six months ended September 30,
	2021	2020	% of Change	2021	2020	% of Change
Interest and other income / (expense), net
Interest expense, net	$(1,955)	$(287)	(581.2)%	$(3,112)	$(593)	(424.8)%
Change in fair value of contingent consideration	$(22,087)	$(10,757)	(105.3)%	$(22,087)	$(10,757)	(105.3)%
Foreign exchange transaction loss	(249)	—	(100.0)%	(519)	—	(100.0)%
Other expense, net	(477)	(38)	(1,155.3)%	(512)	(38)	(1,247.4)%
Total interest and other income / (expense), net	$(24,768)	$(11,082)	(123.5)%	$(26,230)	$(11,388)	(130.3)%
Comparison of the three and six months ended September 30, 2021 and 2020
Interest expense, net
Over the three and six months ended September 30, 2021, interest expense, net, increased by $1,668 and increased by $2,519, respectively, compared to the three and six months ended September 30, 2020, largely due to our borrowings under our New Credit Agreement with Bank of America, which were used for the cash portions of the purchase prices for our acquisitions of AdColony and Fyber, and, to a lesser degree, due to unused line fees under our New Credit Agreement and interest on the loans we assumed through our acquisition of Fyber. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement. These net increases over the comparative periods were slightly offset by the settlement of one of Fyber's revolving lines of credit (please see Note 9, "Debt," for further information) and interest earned on our cash deposits.
Change in fair value of contingent consideration
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction in the earn-out payment obligation in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive income in the second quarter ended September 30, 2021.

As of September 30, 2021, based on current estimates, the Company determined that it is now likely that Fyber will achieve the earn-out net revenue target and, as a result, recognized and accrued the fair value of the contingent earn-out consideration of $31,000 as a charge to change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive income / (loss). The fair value of the contingent consideration is subject to material changes based upon certain assumptions, primarily the estimated likelihood of Fyber achieving the earn-out net revenue target. Company will re-evaluate the fair value of the contingent consideration on a quarterly basis until the end of the earn-out period.
For the three and six months ended September 30, 2020, as a part of our fiscal second quarter 2021 revaluation of our earn-out liability for the acquisition of Mobile Posse, we increased our earn-out liability estimate by $10,757 due to Mobile Posse's performance during the quarter, per the terms of our Mobile Posse acquisition agreement.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of September 30, 2021, we had cash totaling approximately $96,217 and $247,134 drawn under, and $152,866 available to draw under, our New Credit Agreement with Bank of America. The amount drawn under our New Credit Agreement is due by April 29, 2026, and is classified as long-term debt on our condensed consolidated balance sheet as of September 30, 2021. In addition, subsequently to our fiscal second quarter ended September 30, 2021, we drew an additional $98,000 under our New Credit Agreement in order to fund the $100,000 cash payment for the AdColony Acquisition due six months after the closing of the acquisition and paid on October 26, 2021.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access the capital markets. For example, these factors could include general and regional economic, financial, competitive, legislative, regulatory, and other factors. We cannot ensure that we will generate cash flow from operations, or that future borrowings or the capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
The Company believes it has sufficient liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $335,500 on its condensed consolidated balance sheet as of September 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$204,500 of contingent earn-out consideration for the AdColony Acquisition
•$31,000 of contingent earn-out consideration for the Fyber Acquisition
The Company intends to pay this consideration with a combination of available cash-on-hand, borrowings under the Company’s New Credit Agreement, including utilizing the accordion feature of the senior credit facility if necessary, and proceeds from future capital financings.
Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement of $247,134 as of September 30, 2021, additional draw of $98,000 under the New Credit Agreement subsequent to its fiscal second quarter ended September 30, 2021, and ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. During our fiscal second quarter 2022 ended September 30, 2021, the Company settled the balance on one of the lines of credit in the amount of $3,834. Details for the remaining two lines of credit can be found in Note 9, "Debt," of the condensed consolidated financial statements. The balance of these two lines of credit is classified as short-term debt on the condensed consolidated balance sheet as of September 30, 2021. The remaining revolving lines of credit from Discount Bank and Bank Leumi mature on November 15, 2021, and December 30, 2021, respectively.
Cash Flow Summary

	Six months ended September 30,
	2021	2020	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities	$7,754	$29,666	(73.9)%
Business acquisitions, net of cash acquired	(148,056)	(7,968)	(1,758.1)%
Capital expenditures	(10,411)	(4,177)	(149.2)%
Payment of contingent consideration	—	(9,302)	100.0%
Proceeds from borrowings	267,134	—	100.0%
Payment of debt issuance costs	(2,988)	—	(100.0)%
Options and warrants exercised	2,155	3,526	(38.9)%
Repayment of debt obligations	(46,256)	(250)	(18,402.4)%
Effect of exchange rate changes on cash	(4,233)	(187)	(2,163.6)%
Operating Activities
Cash provided by operating activities was $7,754 for the six months ended September 30, 2021, compared to $29,666 for the six months ended September 30, 2020. The decrease of $21,912 was due to the following:
•$58,979 decrease for changes in operating assets and liabilities, primarily due to the payout of accrued compensation related to the acquisitions and the Company's annual incentive plan, and a decrease in net working capital assets, and

•$37,067 increase due to higher non-cash charges, primarily for depreciation and amortization, changes in the fair value of contingent consideration, and stock-based compensation expense. These increase were primarily due to the impact of the Company's acquisitions on operating activities post-acquisition.
Investing Activities
For the six months ended September 30, 2021, net cash used in investing activities was approximately $158,467, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,056 and capital expenditures related mostly to internally-developed software of $10,411. For the six months ended September 30, 2020, net cash used in investing activities was approximately $12,145, comprised of cash expenditures for business acquisitions, net of cash acquired, of $7,968 and capital expenditures related mostly to internally-developed software of $4,177. The $140,088 increase in cash expenditures for business acquisitions was due to our acquisitions of AdColony and Fyber during the six months ended September 30, 2021, as compared to our acquisition of Mobile Posse, Inc., during the six months ended September 30, 2020. The $6,234 increase in capital expenditures was due to a combination of continued investments in product development across all of our segments, including In App Media - AdColony and In App Media - Fyber.
Financing Activities
For the six months ended September 30, 2021, net cash provided by financing activities was approximately $220,045, comprised of proceeds from borrowings of $267,134 primarily used for the acquisitions of AdColony and Fyber, and options exercised of $2,155, partially offset by repayment of debt obligations of $46,256 and payment of debt issuance costs of $2,988. For the six months ended September 30, 2020, net cash used in financing activities was approximately $6,026, comprised of payment of contingent consideration of $9,302 and repayment of debt obligations of $250, offset by proceeds from the exercise of stock options of $3,526.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal second quarter ended September 30, 2021.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our media costs are billed in U.S. dollars, causing both our revenues and, disproportionately, our operating income and net income to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal second quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 25, 2021, we completed the acquisition of Fyber N.V., and on April 29, 2021, we completed the acquisition of AdColony Holdings, AS, and we are completing the integration of these acquisitions into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal second quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
The Company is not aware of any material changes from the risk factors set forth under Part II, Item 1A, “Risk Factors,” in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 9, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Amendment to Share Purchase Agreement, dated as of August 27, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine AdColony AS, AdColony Holding AS, and Otello Corporation ASA (incorporated by reference to the Company Current Report on Form 8-K filed on August 27, 2021).

10.2
Second Amendment Agreement to the Sale and Purchase Agreement, dated effective September 23, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine Luxembourg S.à r.l., Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (incorporated by reference to the Company Current Report on Form 8-K filed on October 5, 2021).

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
*    Filed herewith.
+    In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of this Quarterly Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Turbine, Inc.

Dated: November 2, 2021	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 2, 2021	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)