Form 10-Q
period 2021-12-31
Digital Turbine, Inc.
filed 2022-02-08
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of January 31, 2022, the Company had 96,961,158 shares of its common stock, $0.0001 par value per share, outstanding.

Digital Turbine, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets1
(in thousands, except par value and share amounts)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$115,046	$30,778
Restricted cash	394	340
Accounts receivable, net	291,200	61,985
Prepaid expenses and other current assets	21,928	4,282
Total current assets	428,568	97,385
Property and equipment, net	25,862	13,050
Right-of-use assets	16,657	3,495
Intangible assets, net	446,535	53,300
Goodwill	554,975	80,176
Deferred tax assets, net	—	12,963
Other non-current assets	883	—
TOTAL ASSETS	$1,473,480	$260,369

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$171,562	$34,953
Accrued license fees and revenue share	111,173	46,196
Accrued compensation	37,106	9,817
Acquisition purchase price liabilities	253,700	—
Short-term debt	12,501	14,557
Other current liabilities	23,586	5,626
Total current liabilities	609,628	111,149
Long-term debt, net of debt issuance costs	341,590	—
Deferred tax liabilities, net	18,856	—
Other non-current liabilities	17,540	4,108
Total liabilities	987,614	115,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 97,471,352 issued and 96,731,227 outstanding at December 31, 2021; 90,685,553 issued and 89,949,847 outstanding at March 31, 2021	10	10
Additional paid-in capital	740,592	373,310
Treasury stock (758,125 shares at December 31, 2021 and March 31, 2021)	(71)	(71)
Accumulated other comprehensive loss	(45,051)	(903)
Accumulated deficit	(211,888)	(227,334)
Total stockholders' equity	483,692	145,112
Non-controlling interest	2,174	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,480	$260,369
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net revenue	$375,487	$88,592	$898,307	$218,497
Costs of revenue and operating expenses
License fees and revenue share	267,722	50,144	619,215	122,976
Other direct costs of revenue	5,125	749	11,496	1,971
Product development	17,720	5,202	51,171	13,827
Sales and marketing	15,857	5,219	47,072	14,372
General and administrative	39,924	6,761	104,537	22,096
Total costs of revenue and operating expenses	346,348	68,075	833,491	175,242
Income from operations	29,139	20,517	64,816	43,255
Interest and other income / (expense), net
Change in fair value of contingent consideration	(18,200)	(4,662)	(40,287)	(15,419)
Interest expense, net	(2,195)	(266)	(5,307)	(859)
Foreign exchange transaction gain	2,122	—	1,603	—
Other expense, net	(86)	(13)	(598)	(51)
Total interest and other income / (expense), net	(18,359)	(4,941)	(44,589)	(16,329)
Income before income taxes	10,780	15,576	20,227	26,926
Income tax provision	3,718	1,061	4,799	2,098
Net income	7,062	14,515	15,428	24,828
Less: net income / (loss) attributable to non-controlling interest	48	—	(18)	—
Net income attributable to Digital Turbine, Inc.	7,014	14,515	15,446	24,828
Other comprehensive loss
Foreign currency translation adjustment	(8,389)	(132)	(45,062)	(319)
Comprehensive income / (loss)	(1,327)	14,383	(29,634)	24,509
Less: comprehensive loss attributable to non-controlling interest	(11)	—	(932)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(1,316)	$14,383	$(28,702)	$24,509
Net income per common share
Basic	$0.07	$0.16	$0.16	$0.28
Diluted	$0.07	$0.15	$0.15	$0.26
Weighted-average common shares outstanding
Basic	96,548	89,003	94,620	88,140
Diluted	103,287	96,976	101,346	95,563
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$15,428	$24,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,946	5,062
Non-cash interest expense	500	55
Stock-based compensation expense	15,369	4,286
Foreign exchange transaction (gain) / loss	(1,603)	—
Change in fair value of contingent consideration	40,287	15,419
Payment of contingent consideration in excess of amount capitalized at acquisition	—	(5,419)
Right-of-use asset	3,270	430
Deferred income taxes	4,799	—
(Increase) / decrease in assets:
Accounts receivable, gross	(104,535)	(26,746)
Allowance for credit losses	412	854
Prepaid expenses and other current assets	(5,760)	1,698
Other non-current assets	74	—
Increase / (decrease) in liabilities:
Accounts payable	38,467	2,563
Accrued license fees and revenue share	29,377	16,765
Accrued compensation	(33,506)	4,029
Other current liabilities	1,114	5,273
Other non-current liabilities	(1,177)	(485)
Net cash provided by operating activities	43,462	48,612

Cash flows from investing activities
Business acquisitions, net of cash acquired	(148,192)	(7,968)
Capital expenditures	(15,692)	(6,545)
Net cash used in investing activities	(163,884)	(14,513)

Cash flows from financing activities
Payment of contingent consideration	—	(16,957)
Proceeds from borrowings	369,913	—
Payment of debt issuance costs	(4,044)	—
Payment of deferred business acquisition consideration	(98,175)	—
Options and warrants exercised	2,814	5,927
Payment of withholding taxes for net share settlement of equity awards	(7,587)	—
Repayment of debt obligations	(52,623)	(750)
Net cash provided by / (used in) financing activities	210,298	(11,780)

Effect of exchange rate changes on cash	(5,554)	(319)

Net change in cash	84,322	22,000

Cash and restricted cash, beginning of period	31,118	21,659

Cash and restricted cash, end of period	$115,440	$43,659

Supplemental disclosure of cash flow information
Interest paid	$3,882	$832
Income taxes paid	$954	$—

Supplemental disclosure of non-cash activities
Common stock for the acquisition of Fyber	$356,686	$—
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$3,106	$—
Fair value of contingent consideration in connection with business acquisition	$204,500	$—
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation expense	207,758	—	—	—	—	—	3,705	—	—	—	3,705
Shares issued:
Exercise of stock options	178,127	—	—	—	—	—	695	—	—	—	695
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Balance at June 30, 2021	94,892,906	$10	100,000	$100	758,125	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775
Net income	—	—	—	—	—	—	—	—	(5,852)	(35)	(5,887)
Foreign currency translation	—	—	—	—	—	—	—	(15,799)	—	(93)	(15,892)
Stock-based compensation expense	28,477	—	—	—	—	—	5,925	—	—	—	5,925
Shares issued:
Exercise of stock options	480,422	—	—	—	—	—	1,460	—	—	—	1,460
Shares for acquisition of Fyber	1,058,364	—	—	—	—	—	(2,547)	—	—	—	(2,547)
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—		(21,452)	(21,452)
Balance at September 30, 2021	96,460,169	$10	100,000	$100	758,125	$(71)	$741,781	$(36,721)	$(218,902)	$2,185	$488,382
Net income	—	—	—	—	—	—	—	—	7,014	48	7,062
Foreign currency translation	—	—	—	—	—	—	—	(8,330)	—	(59)	(8,389)
Stock-based compensation expense	—	—	—	—	—	—	5,739	—	—	—	5,739
Shares issued:
Exercise of stock options	201,015	—	—	—	—	—	659	—	—	—	659
Vesting of restricted and performance stock units	70,043	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(7,587)	—	—	—	(7,587)
Balance at December 31, 2021	96,731,227	$10	100,000	$100	758,125	$(71)	$740,592	$(45,051)	$(211,888)	$2,174	$485,866
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares*	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares*	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	87,147,023	$10	100,000	$100	758,125	$(71)	$360,224	$(591)	$(282,218)	$—	$77,454
Net income	—	—	—	—	—	—	—	—	9,940	—	9,940
Foreign currency translation	—	—	—	—	—	—	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	—	—	—	—	1,611	—	—	—	1,611
Shares issued:
Exercise of stock options	224,012	—	—	—	—	—	437	—	—	—	437
Balance at June 30, 2020	87,371,035	$10	100,000	$100	758,125	$(71)	$362,272	$(733)	$(272,278)	$—	$89,300
Net income	—	—	—	—	—	—	—	—	373	—	373
Foreign currency translation	—	—	—	—	—	—	—	(45)	—	—	(45)
Stock-based compensation expense	106,663	—	—	—	—	—	2,515	—	—	—	2,515
Shares issued:
Exercise of stock options	1,059,644	—	—	—	—	—	3,089	—	—	—	3,089
Balance at September 30, 2020	88,537,342	$10	100,000	$100	758,125	$(71)	$367,876	$(778)	$(271,905)	$—	$95,232
Net income	—	—	—	—	—	—	—	—	14,515	—	14,515
Foreign currency translation	—	—	—	—	—	—	—	(132)	—	—	(132)
Stock-based compensation expense	15,768	—	—	—	—	—	160	—	—	—	160
Shares issued:
Exercise of stock options	696,212	—	—	—	—	—	2,399	—	—	—	2,399
Balance at December 31, 2020	89,249,322	$10	100,000	$100	758,125	$(71)	$370,435	$(910)	$(257,390)	$—	$112,174
*De minimis adjustment to previously disclosed share count; no impact on quarter-to-date or year-to-date earnings per share in any period presented.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2021
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading end-to-end solution for mobile technology companies to enable advertising and monetization solutions. Its digital media platform powers frictionless end-to-end applications ("app" or "apps") for brand discovery and advertising, user acquisition and engagement, operational efficiency, and monetization opportunities. The Company provides on-device solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies.
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended December 31, 2021, are not necessarily indicative of the operating results for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, including the determination of gross versus net revenue reporting, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations (please see Note 13, "Commitments and Contingencies," for further information on the fair value of the Company's contingent earn-out considerations), incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of the ongoing and quickly evolving COVID-19 pandemic, management has considered the impacts of the COVID-19 pandemic on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of the COVID-19 pandemic. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

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
Revenue Recognition
As mentioned above, there have been no significant changes to the Company's revenue recognition policies, now inclusive of the acquisitions of AdColony and Fyber defined and disclosed below in Note 3, "Acquisitions," since its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Segment Reporting
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
In App Media - AdColony
AdColony’s principal operations consist of supplying a mobile advertising platform that includes a direct supply of in-app advertising inventory to its customers. AdColony's customers provide insertion orders for advertising during campaign windows where AdColony provides, inserts, and tracks the performance of the advertising to serve as the direct supplier for the customer. AdColony's customers contract for this service, which is monetized through a measurement of the user views, clicks, or installs of the target product or service offered by the customer. AdColony's customers are generally billed on a monthly basis based on the total aggregation of the views, clicks, and installs billed. Specifically, the aggregated activities include the following:
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
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2020-04
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period.
ASU 2020-04 became effective for all entities as of March 12, 2020, and will continue through December 31, 2022. The Company is implementing a transition plan to identify and modify, if necessary, its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Standards
ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted this guidance as of April 1, 2021. ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements upon adoption.

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
ii.5,816,588 newly-issued shares of common stock of the Company to the Seller, which such number of shares was determined based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date, equal in value to $359,233 at the Company's common stock closing price on May 25, 2021, as follows.
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
As of September 30, 2021, the Company determined it was likely Fyber would achieve the earn-out net revenue target, based on estimates available at that time. As a result, the Company recognized and accrued the fair value of the contingent earn-out consideration of $31,000.
As of December 31, 2021, the Company re-evaluated the fair value of the contingent earn-out consideration based on current estimates. The Company recognized a charge to change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) of $18,200 for the three months ended December 31, 2021, resulting in a total accrued fair value of the contingent earn-out consideration of $49,200. The fair value of the contingent consideration is subject to material changes based upon certain assumptions, primarily the estimated likelihood of Fyber achieving the earn-out net revenue target. The Company will re-evaluate the fair value of the contingent consideration at the end of the earn-out period on March 31, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal quarter ended September 30, 2021, the Company purchased approximately $21,000 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.4%. The Company expects to complete the purchase of the remaining outstanding Fyber shares during its fiscal fourth quarter 2022.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows1:

	May 25, 2021	Measurement Period Adjustments	May 25, 2021 (adjusted)
Assets acquired
Cash	$71,489	$—	$71,489
Accounts receivable	64,877	293	65,170
Other current assets	10,470	—	10,470
Property and equipment	1,561	—	1,561
Right-of-use asset	13,191	—	13,191
Publisher relationships	106,400	(95)	106,305
Developed technology	86,900	—	86,900
Trade names	32,100	474	32,574
Customer relationships	31,400	—	31,400
Favorable lease	1,483	—	1,483
Goodwill	303,015	(4,104)	298,911
Other non-current assets	851	—	851
Total assets acquired	$723,737	$(3,432)	$720,305

Liabilities assumed
Accounts payable	$78,090	$(1,501)	$76,589
Accrued license fees and revenue share	5,929	—	5,929
Accrued compensation	52,929	—	52,929
Other current liabilities	12,273	(224)	12,049
Short-term debt	25,789	—	25,789
Deferred tax liability, net	25,213	707	25,920
Other non-current liabilities	15,386	—	15,386
Total liabilities assumed	$215,609	$(1,018)	$214,591
Total purchase price	$508,128	$(2,414)	$505,714
During the nine months ended December 31, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $4,104, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
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
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
1The purchase consideration was translated using the Euro-to-United States ("U.S.") dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.22 to $1.00.

The Company recognized $5,183 and $16,898 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021, respectively.
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
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
The Company paid the cash consideration amounts that were due at closing and on October 26, 2021, with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility. The Company intends to pay the remaining cash consideration with a combination of available cash-on-hand and borrowings under the Company's New Credit Agreement (as defined in Note 9, "Debt").
The payment made on October 26, 2021, was reduced to $98,175 due to an adjustment for the impact of accrued and unpaid taxes to the net working capital acquired. The difference between the amount due of $100,000 and amount paid resulted in an adjustment to goodwill.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows:

	April 29, 2021	Measurement Period Adjustments	April 29, 2021 (adjusted)
Assets acquired
Cash	$24,793	$—	$24,793
Accounts receivable	57,285	—	57,285
Other current assets	1,845	—	1,845
Property and equipment	1,566	—	1,566
Right-of-use asset	2,460	—	2,460
Customer relationships	102,400	(600)	101,800
Developed technology	51,100	—	51,100
Trade names	36,100	(100)	36,000
Publisher relationships	4,400	—	4,400
Goodwill	202,552	(3,502)	199,050
Other non-current assets	131	—	131
Total assets acquired	$484,632	$(4,202)	$480,430

Liabilities assumed
Accounts payable	$21,140	$—	$21,140
Accrued license fees and revenue share	28,920	—	28,920
Accrued compensation	8,453	—	8,453
Other current liabilities	1,867	—	1,867
Deferred tax liability, net	10,520	(2,377)	8,143
Other non-current liabilities	1,770	—	1,770
Total liabilities assumed	$72,670	$(2,377)	$70,293
Total purchase price	$411,962	$(1,825)	$410,137
During the nine months ended December 31, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $3,502, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized $486 and $3,977 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021, respectively.

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
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $253,700 on its condensed consolidated balance sheet as of December 31, 2021, comprised of the following components:
•$204,500 of contingent earn-out consideration for the AdColony Acquisition
•$49,200 of contingent earn-out consideration for the Fyber Acquisition
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

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
	(in thousands, except per share amounts)
Net revenue	$375,487	$271,536	$977,740	$604,556
Net income / (loss) attributable to controlling interest	$7,007	$(19,183)	$(17,262)	$(15,226)
Basic net income / (loss) attributable to controlling interest per common share	$0.07	$(0.20)	$(0.18)	$(0.16)
Diluted net income / (loss) attributable to controlling interest per common share	$0.07	$(0.19)	$(0.17)	$(0.15)
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
Prior to the acquisitions of both AdColony and Fyber disclosed above in Note 3, "Acquisitions," the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the following three segments, each of which represents an operating and reportable segment, as follows:

•On Device Media ("ODM") - This segment is the legacy single operating and reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenues from services that deliver mobile application media or content media to end users. The Company provides ODM solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
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
A summary of segment information follows:

	Three months ended December 31, 2021
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$133,594	$94,335	$157,380	$(9,822)	$375,487
License fees and revenue share	86,504	64,348	126,692	(9,822)	267,722
Segment profit	$47,090	$29,987	$30,688	$—	$107,765

	Three months ended December 31, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$88,592	$—	$—	$—	$88,592
License fees and revenue share	50,144	—	—	—	50,144
Segment profit	$38,448	$—	$—	$—	$38,448

	Nine months ended December 31, 2021
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$383,426	$200,767	$332,748	$(18,634)	$898,307
License fees and revenue share	232,122	136,375	269,352	(18,634)	619,215
Segment profit	$151,304	$64,392	$63,396	$—	$279,092

	Nine months ended December 31, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$218,497	$—	$—	$—	$218,497
License fees and revenue share	122,976	—	—	—	122,976
Segment profit	$95,521	$—	$—	$—	$95,521

Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	December 31, 2021	March 31, 2021
United States and Canada	$20,026	$12,995
Europe, Middle East, and Africa	5,729	40
Asia Pacific and China	107	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$25,862	$13,050
Net revenue by geography is based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2021
	ODM	IAM-A	IAM-F	Total
United States and Canada	$74,430	$44,215	$93,058	$211,703
Europe, Middle East, and Africa	35,667	42,299	40,898	118,864
Asia Pacific and China	19,877	7,598	23,112	50,587
Mexico, Central America, and South America	3,619	224	312	4,155
Elimination	—	—	—	(9,822)
Consolidated net revenue	$133,593	$94,336	$157,380	$375,487

	Three months ended December 31, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$59,192	$—	$—	$59,192
Europe, Middle East, and Africa	21,168	—	—	21,168
Asia Pacific and China	7,047	—	—	7,047
Mexico, Central America, and South America	1,185	—	—	1,185
Consolidated net revenue	$88,592	$—	$—	$88,592

	Nine months ended December 31, 2021
	ODM	IAM-A	IAM-F	Total
United States and Canada	$220,661	$93,016	$191,540	$505,217
Europe, Middle East, and Africa	96,318	93,506	89,770	279,594
Asia Pacific and China	54,636	13,284	50,747	118,667
Mexico, Central America, and South America	11,810	962	691	13,463
Elimination	—	—	—	(18,634)
Consolidated net revenue	$383,425	$200,768	$332,748	$898,307

	Nine months ended December 31, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$144,550	$—	$—	$144,550
Europe, Middle East, and Africa	54,051	—	—	54,051
Asia Pacific and China	18,159	—	—	18,159
Mexico, Central America, and South America	1,737	—	—	1,737
Consolidated net revenue	$218,497	$—	$—	$218,497

5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	199,050	—	199,050
Purchase of Fyber	—	—	298,911	298,911
Foreign currency translation and other	—	(10)	(23,152)	(23,162)
Goodwill as of December 31, 2021	$80,176	$199,040	$275,759	$554,975
Intangible Assets
The components of intangible assets as of December 31, 2021, and March 31, 2021, were as follows:

	As of December 31, 2021
	(Unaudited)
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.34 years	$173,408	$(16,488)	$156,920
Developed technology	6.51 years	151,973	(23,675)	128,298
Trade names	6.44 years	68,260	(6,374)	61,886
Publisher relationships	19.00 years	102,587	(3,156)	99,431
Total		$496,228	$(49,693)	$446,535

	As of March 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	16.81 years	$46,400	$(4,171)	$42,229
Developed technology	9.12 years	20,526	(11,141)	9,385
Trade names	9.92 years	2,000	(314)	1,686
Total		$68,926	$(15,626)	$53,300
The Company recorded amortization expense of $13,773 and $34,873, respectively, during the three and nine months ended December 31, 2021, and $670 and $2,011, respectively, during the three and nine months ended December 31, 2020, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
Estimated amortization expense in future fiscal years is expected to be:

Remainder of fiscal year 2022	$13,561
Fiscal year 2023	54,243
Fiscal year 2024	54,243
Fiscal year 2025	46,147
Fiscal year 2026	44,240
Thereafter	234,101
Total	$446,535

6.    Accounts Receivable

	December 31, 2021	March 31, 2021
	(Unaudited)
Billed	$201,814	$28,636
Unbilled	97,028	38,837
Allowance for credit losses	(7,642)	(5,488)
Accounts receivable, net	$291,200	$61,985
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenues recognized but billed after period-end. All unbilled receivables as of December 31, 2021, and March 31, 2021, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $512 and $693 of bad debt expense during the three and nine months ended December 31, 2021, respectively, and $187 and $415 of bad debt expense during the three and nine months ended December 31, 2020, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
7.    Property and Equipment

	December 31, 2021	March 31, 2021
	(Unaudited)
Computer-related equipment	$2,676	$2,263
Developed software	33,510	18,473
Furniture and fixtures	1,966	714
Leasehold improvements	3,724	2,182
Property and equipment, gross	41,876	23,632
Accumulated depreciation	(16,014)	(10,582)
Property and equipment, net	$25,862	$13,050
Depreciation expense was $2,192 and $6,073 for the three and nine months ended December 31, 2021, respectively, and $1,151 and $3,052 for the three and nine months ended December 31, 2020, respectively. Depreciation expense for the three and nine months ended December 31, 2021, includes $1,316 and $3,137, respectively, related to internal-use assets included in general and administrative expense and $1,510 and $2,936, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2020, includes $403 and $1,081, respectively, related to internal-use assets included in general and administrative expense and $748 and $1,971, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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

Schedule, by fiscal year, of maturities of lease liabilities as of:

December 31, 2021
(Unaudited)
Remainder of fiscal year 2022	$1,277
Fiscal year 2023	4,576
Fiscal year 2024	4,101
Fiscal year 2025	3,028
Fiscal year 2026	2,578
Thereafter	3,000
Total undiscounted cash flows	18,560
(Less imputed interest)	(1,626)
Present value of lease liabilities	$16,934
The current portion of the Company's lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company's lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $16,657 as of December 31, 2021, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 4.76 years.
9.    Debt
The following table summarizes borrowings under the Company's debt obligations and the associated interest rates:

	December 31, 2021
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable rate)	$345,134	1.99%	0.30%
Fyber - Bank Leumi (subject to variable rate)	$12,501	5.90%	1.00%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Revolver	$345,134	$15,000
Less: Debt issuance costs	(3,544)	(443)
Debt assumed through Fyber Acquisition	12,501	—
Total debt, net	354,091	14,557
Less: Current portion of debt	(12,501)	(14,557)
Non-current debt	$341,590	$—
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

The Company incurred debt issuance costs of $469 to secure the Revolver and had $15,000 drawn against the Revolver, classified as short-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $443 as of March 31, 2021. Deferred debt issuance costs associated with the Revolver are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
On April 29, 2021, the Company amended and restated the Credit Agreement (the "New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
On December 29, 2021, the Company amended the New Credit Agreement (the "First Amendment"), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $525,000. The First Amendment made no other changes to the term or interest rates of the New Credit Agreement.
The Company incurred debt issuance costs of $4,044 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $345,134 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $3,544 as of December 31, 2021. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of December 31, 2021, the interest rate was 1.99% and the unused line of credit fee was 0.30%.
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
As of December 31, 2021, the Company had $179,866 available to withdraw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Subsequently to December 31, 2021, the Company drew an additional $179,000 against the New Credit Agreement. The proceeds, combined with available cash-on-hand, were used to satisfy the AdColony Acquisition earn-out payment of $204,500, which was made on January 15, 2022.
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $25,789 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. The Company settled two of the three revolving lines of credit, resulting in payments of $13,288, during the nine months ended December 31, 2021. Details for the remaining line of credit can be found in the first table in this note. The remaining revolving line of credit from Bank Leumi matures on January 30, 2022. The balance of this line of credit is classified as short-term debt on the condensed consolidated balance sheet as of December 31, 2021.

Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income, as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Interest income / (expense), net	$(1,940)	$(266)	$(4,565)	$(859)
Amortization of debt issuance costs	(190)	—	(500)	—
Unused line of credit fees and other	(65)	—	(242)	—
Total interest income / (expense), net	$(2,195)	$(266)	$(5,307)	$(859)
10.    Stock-Based Compensation
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2021	8,146,445	$4.01	6.86	$622,249
Granted	642,507	71.12
Forfeited / Cancelled	(288,460)	18.57
Exercised	(859,564)	3.28
Options outstanding as of December 31, 2021	7,640,928	$9.17	6.21	$402,471
Vested and expected to vest (net of estimated forfeitures) at December 31, 2021	7,553,669	$8.88	6.18	$399,790
Exercisable as of December 31, 2021	5,813,445	$4.19	5.48	$331,487
At December 31, 2021 and 2020, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $24,233 and $6,495, respectively, with expected remaining weighted-average recognition periods of 2.26 years and 2.12 years, respectively.
The following table summarizes restricted stock unit ("RSU") and restricted stock award ("RSA") activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2021	333,544	$4.55
Granted	332,061	45.62
Vested	(298,350)	3.69
Cancelled	(3,526)	13.88
Unvested restricted shares outstanding as of December 31, 2021	363,729	$42.65
At December 31, 2021 and 2020, total unrecognized stock-based compensation expense related to RSUs and RSAs was $9,448 and $1,463, respectively, with expected remaining weighted-average recognition periods of 1.86 years and 2.01 years, respectively.

Stock-Based Compensation Expense
As of December 31, 2021, 11,304,613 shares of common stock were available for issuance as future awards under the Company's equity incentive plans. Stock-based compensation expense for the three and nine months ended December 31, 2021, was $5,739 and $15,369, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the three and nine months ended December 31, 2020, was $160 and $4,286, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
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
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net income	7,062	14,515	15,428	24,828
Less: net income / (loss) attributable to non-controlling interest	48	—	(18)	—
Net income attributable to Digital Turbine, Inc.	$7,014	$14,515	$15,446	$24,828
Weighted-average common shares outstanding, basic	96,548	89,003	94,620	88,140
Basic net income per common share attributable to Digital Turbine, Inc.	$0.07	$0.16	$0.16	$0.27
Weighted-average common shares outstanding, diluted	103,287	96,976	101,346	95,563
Diluted net income per common share attributable to Digital Turbine, Inc.	$0.07	$0.15	$0.15	$0.26
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
During the three and nine months ended December 31, 2021, a tax provision of $3,718 and $4,799, respectively, resulted in an effective tax rate of 34.5% and 23.7%, respectively. Differences between the tax provision and the statutory rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
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
13.    Commitments and Contingencies
Contingent Earn-Out Considerations
The Company's acquisitions of AdColony and Fyber include contingent earn-out considerations as part of the purchase prices, under which it will make future payments or issue shares of common stock to the sellers upon the achievement of certain benchmarks.
AdColony
Under the terms of the Share Purchase Agreement for the AdColony Acquisition, the Company must pay an earn-out estimated between $200,000 to $225,000 in cash following December 31, 2021. On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. This amount is included in acquisition purchase price liabilities on the condensed consolidated balance sheet as of December 31, 2021 and was paid in full on January 15, 2022.
Fyber
Under the terms of the Fyber Acquisition, the Company may have to make an earn-out payment of up to $50,000 through the issuance of a variable number of shares of its common stock or, under certain circumstances, cash, if Fyber's net revenues are equal to or higher than $100,000 for the 12-month period ending on March 31, 2022. As of December 31, 2021, the Company estimates the fair value of this payment to be $49,200. See Note 3, "Acquisitions," for additional discussion regarding the Fyber earn-out payment.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liabilities of $253,700 on its condensed consolidated balance sheet as of December 31, 2021, comprised of the following components:
•$204,500 of earn-out consideration for the AdColony Acquisition
•$49,200 of contingent earn-out consideration for the Fyber Acquisition

Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $228,800 over the next five years.
14.    Subsequent Events
Debt
Subsequently to December 31, 2021, the Company drew an additional $179,000 against the New Credit Agreement. The proceeds, combined with available cash-on-hand, were used to satisfy the AdColony Acquisition earn-out payment, which was made on January 15, 2022.
Acquisition of AdColony
On January 15, 2022, the Company paid the AdColony Acquisition earn-out consideration of $204,500 with available cash-on-hand and borrowings under the New Credit Agreement.
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
On December 29, 2021, the Company amended the New Credit Agreement (the "First Amendment"), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $525,000. The First Amendment made no other changes to the term or interest rates of the New Credit Agreement.

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
As of December 31, 2021, we had $345,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds were used to finance the acquisitions detailed below. As of December 31, 2021, we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Subsequently to December 31, 2021, the Company drew an additional $179,000 against the New Credit Agreement. The proceeds, combined with available cash-on-hand, were used to satisfy the AdColony Acquisition earn-out payment described below, which was made on January 15, 2022.
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

On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
The Company paid the fixed earn-out payment obligation of $204,500 in full on January 15, 2022. The Company paid the cash consideration amounts that were due at closing, on October 26, 2021, and on January 15, 2022, with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility.
The payment made on October 26, 2021, was reduced to $98,175 due to an adjustment for the impact of accrued and unpaid taxes to the net working capital acquired. The difference between the amount due of $100,000 and amount paid resulted in an adjustment to goodwill.
The Company recognized $486 and $3,977 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021, respectively.
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
As of September 30, 2021, the Company determined it was likely Fyber would achieve the earn-out net revenue target, based on estimates available at that time. As a result, the Company recognized and accrued the fair value of the contingent earn-out consideration of $31,000.
As of December 31, 2021, the Company re-evaluated the fair value of the contingent earn-out consideration based on current estimates. The Company recognized a charge to change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) of $18,200 for the three months ended December 31, 2021, resulting in a total accrued fair value of the contingent earn-out consideration of $49,200. The fair value of the contingent consideration is subject to material changes based upon certain assumptions, primarily the estimated likelihood of Fyber achieving the earn-out net revenue target. The Company will re-evaluate the fair value of the contingent consideration at the end of the earn-out period on March 31, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the quarter ended December 31, 2021, the Company purchased approximately $21,000 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.4%. The Company expects to complete the purchase of the remaining outstanding Fyber shares during its fiscal fourth quarter 2022.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
The Company recognized $5,183 and $16,898 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021, respectively.
Segment Reporting
Prior to the acquisitions of both AdColony and Fyber, the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the following three segments, each of which represents a reportable segment, as follows:

•On Device Media ("ODM") - This segment is the legacy single reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenues from services that deliver mobile application media or content media to end users. The Company provides ODM solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
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
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended December 31,			Nine months ended December 31,
	2021	2020	% of Change	2021	2020	% of Change
Net revenue
On Device Media	$133,594	$88,592	50.8%	$383,426	$218,497	75.5%
In App Media - AdColony	94,335	—	100.0%	200,767	—	100.0%
In App Media - Fyber	157,380	—	100.0%	332,748	—	100.0%
Elimination	(9,822)	—	(100.0)%	(18,634)	—	(100.0)%
Total net revenues	$375,487	$88,592	323.8%	$898,307	$218,497	311.1%
Comparison of the three and nine months ended December 31, 2021 and 2020
Over the three-month comparative periods, net revenues increased by 323.8% ($286,894), and over the nine-month comparative periods, net revenues increased by 311.1% ($679,809). The changes are due to a combination of continuing organic growth of the Company's historical legacy business (now the On Device Media segment) and contributions from recent acquisitions.

On Device Media
The Company's On Device Media segment generates revenues from services that deliver mobile application media or content media to end users. This segment is the legacy single reporting segment of Digital Turbine (previously called Media Distribution) and its customers are mobile device carriers and OEMs that pay for the distribution of media. Over the three and nine months ended December 31, 2021, On Device Media revenues increased by 50.8% ($45,002) and 75.5% ($164,929), respectively, compared to the three and nine months ended December 31, 2020. The increase was primarily due to increased demand for our application media and content media distribution services, which led to higher CPI and CPP revenues per available placement, as well as increased revenues from advertising partners as placement across existing commercial partners expanded, distribution with new partners expanded, and new services and features were deployed or expanded upon.
In App Media - AdColony
The Company's IAM-A segment generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world and is comprised of the AdColony Acquisition and, as a result, there are no revenues in the three and nine months ended December 31, 2020. IAM-A customers are primarily advertisers. Please see Note 3, "Acquisitions," for further information.
In App Media - Fyber
The Company's IAM-F segment generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making, and is comprised of the Fyber Acquisition and, as a result, there are no revenues in the three and nine months ended December 31, 2020. IAM-F customers are primarily publishers. Please see Note 3, "Acquisitions," for further information.
Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2021	2020	% of Change	2021	2020	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$267,722	$50,144	433.9%	$619,215	$122,976	403.5%
Other direct costs of revenue	5,125	749	584.2%	11,496	1,971	483.3%
Product development	17,720	5,202	240.6%	51,171	13,827	270.1%
Sales and marketing	15,857	5,219	203.8%	47,072	14,372	227.5%
General and administrative	39,924	6,761	490.5%	104,537	22,096	373.1%
Total costs of revenue and operating expenses	$346,348	$68,075	408.8%	$833,491	$175,242	375.6%
Comparison of the three and nine months ended December 31, 2021, and 2020
Over the three and nine months ended December 31, 2021, total costs of revenue and operating expenses increased by $278,273 and $658,249, respectively, compared to the three and nine months ended December 31, 2020. The increase in total costs of revenue and operating expenses was a result of continuing organic growth and the acquisitions of Appreciate, AdColony, and Fyber. Costs of revenue and operating expenses included transaction costs of $6,167 and $23,671, respectively, for the three and nine months ended December 31, 2021, compared to $12 and $462, respectively, for the three and nine months ended December 31, 2020.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners, as well as application developers who drive the revenue generated from advertising via direct CPI, CPP, or CPA arrangements and are recorded as a cost of revenue. In addition, when indirect arrangements exist through advertising aggregators (ad networks) and revenue is shared with our carrier and application development partners, the shared revenue is recorded as a cost of revenue.

License fees and revenue share increased by $217,578 to $267,722 in the three months ended December 31, 2021, and was 71.3% as a percentage of total net revenue compared to $50,144, or 56.6% of total net revenue, for the three months ended December 31, 2020.
License fees and revenue share increased by $496,239 to $619,215 in the nine months ended December 31, 2021, and was 68.9% as a percentage of total net revenue compared to $122,976, or 56.3% of total net revenue, for the nine months ended December 31, 2020.
The increase in license fees and revenue share was attributable to the increase in total net revenue over the same period as these costs are paid as a percentage of our revenue. The increase in license fees and revenue share as a percentage of total net revenue was primarily due to our recent acquisitions having higher license fees and contractual revenue cost percentages compared to the legacy business.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.
Other direct costs of revenue increased by $4,376 to $5,125 in the three months ended December 31, 2021, and was 1.4% as a percentage of total net revenue compared to $749, or 0.8% of total net revenue, for the three months ended December 31, 2020.
Other direct costs of revenue increased by $9,525 to $11,496 in the nine months ended December 31, 2021, and was 1.3% as a percentage of total net revenue compared to $1,971, or 0.9% of total net revenue, for the nine months ended December 31, 2020.
The increase in other direct costs of revenue in both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily driven by our recent acquisitions and continued On-Device Media segment growth. The increase in other direct costs of revenue as a percentage of total net revenue was primarily due to higher hosting expenses to support revenue growth.
Product development
Product development expenses include the development and maintenance of the Company's product suite and are primarily a function of personnel.
Product development expenses increased by $12,518 to $17,720 in the three months ended December 31, 2021, and was 4.7% as a percentage of total net revenue compared to $5,202, or 5.9% of total net revenue, for the three months ended December 31, 2020. The three months ended December 31, 2021, included acquisition-related costs of $454. Excluding acquisition-related costs, product development expenses as a percentage of total net revenue was 4.6% in the three months ended December 31, 2021.
Product development expenses increased by $37,344 to $51,171 in the nine months ended December 31, 2021, and was 5.7% as a percentage of total net revenue compared to $13,827, or 6.3% of total net revenue, for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, product development expenses included $2,364 of acquisition-related costs. Excluding acquisition-related costs, product development expenses as a percentage of total net revenue was 5.4% in the three months ended December 31, 2021.
The increase in product development expenses in both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily due to increased headcount, both organically and through our recent acquisitions, and incremental, third-party development costs to support increased development activities to support revenue growth. The decrease in product development expenses as a percentage of total net revenue was primarily due to higher leverage product development expenses and resources as total net revenue grows at a higher rate.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.

Sales and marketing expenses increased by $10,638 to $15,857 in the three months ended December 31, 2021, and was 4.2% as a percentage of total net revenue compared to $5,219, or 5.9% of total net revenue, for the three months ended December 31, 2020.
Sales and marketing expenses increased by $32,700 to $47,072 in the nine months ended December 31, 2021, and was 5.2% as a percentage of total net revenue compared to $14,372, or 6.6% of total net revenue, for the nine months ended December 31, 2020.
The increase in sales and marketing expenses in both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily due to our recent acquisitions and additional headcount in existing markets to support the Company's continued expansion of its global footprint. For the three and nine months ended December 31, 2021, sales and marketing expenses included $37 and $441, respectively, of acquisition-related costs.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses increased by $33,163 to $39,924 in the three months ended December 31, 2021, and was 10.6% as a percentage of total net revenue compared to $6,761, or 7.6% of total net revenue, for the three months ended December 31, 2020. The three months ended December 31, 2021 and 2020 included acquisition-related costs of $5,676 and $12, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenue were 9.1% and 7.6% in the three months ended December 31, 2021 and 2020, respectively.
General and administrative expenses increased by $82,441 to $104,537 in the nine months ended December 31, 2021, and was 11.6% as a percentage of total net revenue compared to $22,096, or 10.1% of total net revenue, for the nine months ended December 31, 2020. The nine months ended December 31, 2021 and 2020 included acquisition-related costs of $20,866 and $462, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenue were 9.3% and 9.9% in the nine months ended December 31, 2021 and 2020, respectively.
The increase in general and administrative expenses in both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily due to the recent acquisitions of AdColony and Fyber. In addition, general and administrative expenses increased due to higher employee-related expenses, including stock-based compensation, primarily from higher headcount to support the Company’s growth, higher professional service costs, and an increase in amortization of intangibles and depreciation for capitalized internal-use software.
Interest and other income / (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2021	2020	% of Change	2021	2020	% of Change
Interest and other income / (expense), net
Change in fair value of contingent consideration	$(18,200)	$(4,662)	(290.4)%	$(40,287)	$(15,419)	(161.3)%
Interest expense, net	$(2,195)	$(266)	(725.2)%	$(5,307)	$(859)	(517.8)%
Foreign exchange transaction gain	2,122	—	100.0%	1,603	—	100.0%
Other expense, net	(86)	(13)	(561.5)%	(598)	(51)	(1,072.5)%
Total interest and other income / (expense), net	$(18,359)	$(4,941)	(271.6)%	$(44,589)	$(16,329)	(173.1)%
Comparison of the three and nine months ended December 31, 2021 and 2020
Change in fair value of contingent consideration
For the three and nine months ended December 31, 2021, the Company recorded charges for changes in fair value of contingent consideration of $18,200 and $40,287, respectively. The changes in fair value of contingent consideration were due to changes in the fair value of the contingent earn-out payment obligations for the Fyber and AdColony acquisitions.

For the three and nine months ended December 31, 2020, the Company recorded charges for changes in fair value of contingent consideration of $4,662 and $15,419, respectively. The changes in fair value of contingent consideration were due to Mobile Posse's performance during the quarter.
Interest expense, net
Over the three and nine months ended December 31, 2021, interest expense, net, increased by $1,929 and $4,448, respectively, compared to the three and nine months ended December 31, 2020. The increases were primarily due to borrowings under the New Credit Agreement with Bank of America and interest on the loans we assumed through our acquisition of Fyber. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of December 31, 2021, we had total cash of approximately $115,440 and $179,866 available to draw under the New Credit Agreement with Bank of America. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance of $345,134 is classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2021. Subsequent to December 31, 2021, the Company drew an additional $179,000 against the New Credit Agreement. The proceeds, combined with available cash-on-hand, were used to satisfy the AdColony Acquisition earn-out payment of $204,500, which was made on January 15, 2022.
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
The Company believes it will generate sufficient cash flow from operations and has the liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liabilities of $253,700 on its condensed consolidated balance sheet as of December 31, 2021, comprised of the following components:
•$204,500 of earn-out consideration for the AdColony Acquisition
•$49,200 of contingent earn-out consideration for the Fyber Acquisition
The Company intends to pay this consideration with a combination of available cash-on-hand, borrowings under the Company’s New Credit Agreement, including utilizing the accordion feature of the senior credit facility, if necessary, and proceeds from future capital financings.
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $228,800 over the next five years.

Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement is $345,134 as of December 31, 2021. See "Recent Developments - Credit Agreement" for additional information on the New Credit Agreement. The Company's ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $25,789 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. The Company settled two of the three revolving lines of credit, resulting in payments of $13,288, during the nine months ended December 31, 2021. Details for the remaining line of credit can be found in Note 9, "Debt," of the condensed consolidated financial statements. The remaining revolving line of credit from Bank Leumi matures on January 30, 2022. The balance of this line of credit is classified as short-term debt on the condensed consolidated balance sheet as of December 31, 2021.

Cash Flow Summary

	Nine months ended December 31,
	2021	2020	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities	$43,462	$48,612	(10.6)%
Business acquisitions, net of cash acquired	(148,192)	(7,968)	(1,759.8)%
Capital expenditures	(15,692)	(6,545)	(139.8)%
Net cash used in investing activities	(163,884)	(14,513)	(1,029.2)%
Payment of contingent consideration	—	(16,957)	100.0%
Proceeds from borrowings	369,913	—	100.0%
Payment of debt issuance costs	(4,044)	—	(100.0)%
Payment of deferred business acquisition consideration	(98,175)	—	(100.0)%
Options and warrants exercised	2,814	5,927	(52.5)%
Payment of withholding taxes for net share settlement of equity awards	(7,587)	—	(100.0)%
Repayment of debt obligations	(52,623)	(750)	(6,916.4)%
Net cash provided by / (used in) financing activities	$210,298	$(11,780)	1,885.2%
Operating Activities
Cash provided by operating activities was $43,462 for the nine months ended December 31, 2021, compared to $48,612 for the nine months ended December 31, 2020. The decrease of $5,150 was due to the following:
•$80,094 decrease for changes in operating assets and liabilities, primarily due to higher net working capital to support the Company's growth, and the payout of accrued compensation related to the AdColony and Fyber acquisitions and the Company's annual incentive plan, and
•$74,335 increase due to higher non-cash charges, primarily for depreciation and amortization, change in fair value of contingent consideration, and stock-based compensation expense. These increases were primarily due to the impact of the AdColony and Fyber acquisitions on operating activities post-acquisition.
Investing Activities
For the nine months ended December 31, 2021, net cash used in investing activities was approximately $163,884, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,192 and capital expenditures related mostly to internally-developed software of $15,692. For the nine months ended December 31, 2020, net cash used in investing activities was approximately $14,513, comprised of cash expenditures for business acquisitions, net of cash acquired, of $7,968 and capital expenditures related mostly to internally-developed software of $6,545. The $140,224 increase in cash expenditures for business acquisitions was due to our acquisitions of AdColony and Fyber during the nine months ended December 31, 2021, as compared to our acquisition of Mobile Posse, Inc., during the nine months ended December 31, 2020. The $9,147 increase in capital expenditures was due to a combination of continued investments in product development across all of our segments, including In App Media - AdColony and In App Media - Fyber.
Financing Activities
For the nine months ended December 31, 2021, net cash provided by financing activities was approximately $210,298, comprised of proceeds from borrowings of $369,913 primarily used for the acquisitions of AdColony and Fyber, and options exercised of $2,814, partially offset by payment of deferred business acquisition consideration of $98,175, repayment of debt obligations of $52,623, payment of withholding taxes for net share settlement of equity awards of $7,587, and payment of debt issuance costs of $4,044. For the nine months ended December 31, 2020, net cash used in financing activities was approximately $11,780, comprised of payment of contingent consideration of $16,957 related to the Mobile Posse acquisition and repayment of debt obligations of $750, offset by proceeds from the exercise of stock options of $5,927.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal third quarter ended December 31, 2021.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our media costs are billed in U.S. dollars, causing both our revenues and our income from operations and net income to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances impact our net income. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal third quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 25, 2021, we completed the acquisition of Fyber N.V., and on April 29, 2021, we completed the acquisition of AdColony Holdings, AS, and we are completing the integration of these acquisitions into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal third quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
The Company is not aware of any material changes from the risk factors set forth under Part II, Item 1A, “Risk Factors,” in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 9, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
First Amendment, dated as of December 29, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse Inc., AdColony, Inc., AdColony Holdings US, Inc. and Bank of America, N.A. as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2022).

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

Digital Turbine, Inc.

Dated: February 8, 2022	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: February 8, 2022	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)