Form 10-Q/A
period 2021-06-30
Digital Turbine, Inc.
filed 2022-05-27
CIK 317788

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

EXPLANATORY NOTE
Digital Turbine, Inc., referred to in this report as "Digital Turbine," the "Company," "we," "us," and "our," is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the three months ended June 30, 2021, originally filed on August 9, 2021 (the "Original Report"). This Amendment amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Report. In Item 1, this Amendment includes our restated condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2021 to correct the errors discussed below.
In connection with the integration of the Company’s recently acquired businesses (AdColony Holding AS and Fyber N.V. (the “Acquired Companies”)), management performed a review of the presentation of revenue and license fees and revenue share expense based on accounting guidance for revenue recognition, including considerations of principal and agent (or “gross and net”) presentation. After a detailed review of the Acquired Companies' product lines and related contracts with customers and publishers, the Company concluded each Acquired Company acts as an agent in certain of their respective product lines and, as a result, revenue for those product lines should be reported net of license fees and revenue share expense. Previously, all revenue of the Acquired Companies, which are reported as separate segments referred to as In App Media – AdColony ("IAM-A") and In App Media – Fyber ("IAM-F"), were reported on a gross basis. The Company’s legacy business, which is reported in a separate segment referred to as On Device Media, is not impacted by the change described above and it's revenue continues to be reported on a gross basis.
In addition, management determined certain hosting costs for the Acquired Companies incorrectly reported as product development expenses should be reclassified as other direct costs of revenue and general and administrative expenses.
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2021;
2.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2021.
These corrections do not relate to or have any impact on the Company’s operating performance, income from operations, net income / (loss), or cash flows, and the financial position and liquidity of the Company remain unchanged.
This Amendment amends and restates Item 2 of Part I, which includes our revised discussion of operating results to reflect the impact of the correction discussed above. Item 4 of Part I includes our revised assessment of the effectiveness of our disclosure controls and procedures. This restatement resulted in the identification of a material weakness in our internal control over financial reporting.
In addition, the Exhibits index in Item 6 of Part II of the Original Report is hereby amended and restated in its entirety, and new certifications of the Company's principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, dated as of the filing of this Amendment, are filed and furnished, as applicable, as exhibits to this Amendment.
Except as described above, no other changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report.

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
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 4 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2021	2020
	Restated
Net revenues	$158,075	$59,012
Costs of revenues and operating expenses
License fees and revenue share	83,808	32,300
Other direct costs of revenues	4,468	560
Product development	12,924	4,408
Sales and marketing	13,736	4,318
General and administrative	23,984	6,804
Restructuring and impairment costs	10	—
Total costs of revenues and operating expenses	138,930	48,390
Income from operations	19,145	10,622
Interest and other income / (expense), net
Interest expense, net	(1,157)	(306)
Foreign exchange transaction loss	(270)	—
Other income / (expense), net	(35)	—
Total interest and other income / (expense), net	(1,462)	(306)
Income before income taxes	17,683	10,316
Income tax provision	3,430	376
Net income	14,253	9,940
Less: net loss attributable to non-controlling interest	(31)	—
Net income attributable to Digital Turbine, Inc.	14,284	9,940
Other comprehensive loss
Foreign currency translation adjustment	(20,781)	(142)
Comprehensive income / (loss)	(6,528)	9,798
Less: comprehensive income / (loss) attributable to non-controlling interest	(793)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(5,735)	$9,798
Net income per common share
Basic	$0.16	$0.11
Diluted	$0.14	$0.11
Weighted-average common shares outstanding
Basic	91,585	87,386
Diluted	98,822	93,108
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 4 in the accompanying condensed consolidated financial statements.
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
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 4 in the accompanying condensed consolidated financial statements.
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
1In the quarter ending June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 4 in the accompanying condensed consolidated financial statements.
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
2.    Restatement of Condensed Consolidated Financial Statements
On May 11, 2022, management and the Audit Committee of the Board of Directors of the Company concluded (a) the Company will restate its financial statements for the three months ended June 30, 2021, the three and six months ended September 30, 2021, and the three and nine months ended December 31, 2021 (the “Relevant Periods”), and (b) the Company’s previously issued unaudited interim condensed consolidated financial statements for the Relevant Periods included in its Quarterly Reports on Form 10-Q for the Relevant Periods, as originally filed with the Securities and Exchange Commission on August 9, 2021, November 2, 2021, and February 8, 2022, respectively, should no longer be relied upon.
In connection with the integration of the Company’s recently acquired businesses (AdColony Holding AS and Fyber N.V. (the “Acquired Companies”)), management performed a review of the presentation of revenue and license fees and revenue share expense based on accounting guidance for revenue recognition, including considerations of principal and agent (or “gross and net”) presentation. After a detailed review of the Acquired Companies' product lines and related contracts with customers and publishers, the Company concluded each Acquired Company acts as an agent in certain of their respective product lines and, as a result, revenue for those product lines should be reported net of license fees and revenue share expense. Previously, all revenue of the Acquired Companies, which are reported as separate segments referred to as In App Media – AdColony ("IAM-A") and In App Media – Fyber ("IAM-F"), were reported on a gross basis. The Company’s legacy business, which is reported in a separate segment referred to as On Device Media, is not impacted by the change described above and it's revenue continues to be reported on a gross basis. Further, the acquisitions of the Acquired Companies were completed during the three-month period ended June 30, 2021, and, as a result, there is no impact to the fiscal year ended March 31, 2021.
In addition, management determined certain hosting costs for the Acquired Companies reported as product development expenses should be reclassified as other direct costs of revenue and general and administrative expenses.
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2021;
2.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2021.
These corrections do not relate to or have any impact on the Company’s operating performance, income from operations, net income / (loss), or cash flows, and the financial position and liquidity of the Company remain unchanged.

The following table summarizes the impact of the restatements on select unaudited condensed consolidated statements of operations and comprehensive income / (loss) line items:

	Three months ended June 30, 2021
	Reported	Adjustment	Restated
Net revenues	$212,615	$(54,540)	$158,075
Costs of revenues and operating expenses
License fees and revenue share	138,348	(54,540)	83,808
Other direct costs of revenues	2,533	1,935	4,468
Product development	15,547	(2,623)	12,924
Sales and marketing	13,736	—	13,736
General and administrative	23,296	688	23,984
Restructuring and impairment costs	10	—	10
Total costs of revenues and operating expenses	193,470		138,930
Income from operations	$19,145		$19,145
The adjustments in the table above also affect the tables and disclosures within Note 3, "Basis of Presentation and Summary of Significant Accounting Policies," Note 4, "Acquisitions," and Note 5, "Segment Information" of these financial statements.
3.    Basis of Presentation and Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations (please see Note 14, "Commitments and Contingencies," for further information on the fair value of the Company's contingent earn-out considerations), incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.

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
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 4, “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, other than changes for revenue recognition related to the principal-versus-agent presentation matter for the businesses acquired discussed below, "New Accounting Standards Adopted" disclosed below, and changes to the Company's segment reporting disclosed in Note 5, "Segment Information."
Revenue Recognition
The Company generates revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Generally, our revenue is based on a percentage of the ad spend through our platforms, although for certain service offerings, we receive a fixed cost-per-thousand ("CPM") or cost-per-install ("CPI") for ad impressions sold or app installs completed. We recognize revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end consumer action, such as an app install, is completed.
ODM - Carriers and OEMs
The Company enters into contracts with OEMs for our On Device Media ("ODM") segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per-device license fee model for a two-to-four year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception, but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
ODM - Third-Party Advertisers
The Company generally offers these services through CPI, cost-per-placement ("CPP"), and/or cost-per-action ("CPA") arrangements with third-party advertisers, developers, agencies, and advertising aggregators, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regards to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. These agreements typically include the delivery of applications to home screens of mobile devices. Access to inventory of application slots is allocated by carriers or OEMs in the contracts identified above. The Company controls these application slots and markets it on behalf of the carriers and OEMs to the advertisers. The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs.
ODM - Programmatic Advertising and Targeted Media Delivery

The Company generally offers these services under CPM impression arrangements and page-view arrangements. Through its mobile phone first screen applications and mobile web portals, the Company markets ad space/inventory within its content products for display advertising. The ad space/inventory is allocated to the Company through arrangement with the carrier or OEM in the contracts discussed above. The Company controls this ad space/inventory and markets it on behalf of the carriers and OEMs to the advertisers. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. When the bid is won, the ad will be received and placed on the mobile device by the Company. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. The Company has concluded that the performance obligation is satisfied at the point in time upon delivery of the advertisement to the device based on the impressions or page-view arrangement, as defined in the contract.
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
IAM-A and IAM-F - Marketplace
The Company, through its IAM-A and IAM-F segments provide platforms that allow demand-side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding ("RTB") auction. The Company generally contracts with DSPs through an RTB Ad Exchange Agreement (“Exchange Agreement”). It also separately contracts with publishers through an Advertising insertion order or service order to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. AdColony will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSP based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
IAM-A - Brand and Performance
The Company, through its IAM-A segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end suer action is completed.
Principal vs Agent Reporting
The determination of whether we act as a principal or as an agent in a transaction requires significant judgement and is based on an assessment of the terms of customer arrangements and the relevant accounting guidance. When we are the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers and agencies. When we are an agent in a transaction, revenues are reported net of license fees and revenue share paid to app publishers or developers.
The Company has determined that it is a principal for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The Company recognizes the transaction price received from advertisers, content providers, or websites gross and the carrier or OEM share of such transaction price as costs of revenue - license fees and revenue share - in the accompanying consolidated statements of operations and comprehensive income / (loss).
The carrier or OEM may have the right to market and sell application slots or ad space to advertisers using the Company’s software. The carrier or OEM will share revenue with the Company when it does so. The Company recognizes the revenue shared by the carrier or OEM on a net basis as the Company is not considered the primary obligor in these transactions.
The Company has determined that it it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenues billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as license fees and revenue share.
The Company has determined that is an agent in transactions on its Marketplace platforms. The Company acts as an intermediary between DSPs and publishers by providing access to a platform and the SDKs that allow both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.
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
4.    Acquisitions
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
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 15, "Subsequent Events," for further information.

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
The pro forma information below gives effect to the Fyber Acquisition and the AdColony Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, which are preliminary at this time, based on available information, and to give effect to the financing for the Acquisitions.

	Three months ended June 30,
	2021	2020
	Unaudited	Unaudited
	Restated
	(in thousands, except per share amounts)
Net revenues	$180,472	$102,376
Net income / (loss) attributable to controlling interest	$(18,417)	$3,585
Basic net income / (loss) attributable to controlling interest per common share	$(0.20)	$0.04
Diluted net income / (loss) attributable to controlling interest per common share	$(0.20)	$0.04
5.    Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer ("CEO") is the CODM.
Prior to the acquisitions of both AdColony and Fyber disclosed above in Note 4, "Acquisitions," the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the following three segments, each of which represents an operating and reportable segment, as follows:
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
A summary of segment information follows:

	Three months ended June 30, 2021
		Restated	Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$120,383	$30,302	$9,172	$(1,782)	$158,075
License fees and revenue share	70,031	15,559	—	(1,782)	83,808
Segment profit	$50,352	$14,743	$9,172	$—	$74,267

	Three months ended June 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$59,012	$—	$—	$—	$59,012
License fees and revenue share	32,300	—	—	—	32,300
Segment profit	$26,712	$—	$—	$—	$26,712
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

	June 30, 2021	March 31, 2021
United States and Canada	$16,245	$12,995
Europe, Middle East, and Africa	2,588	40
Asia Pacific and China	94	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$18,927	$13,050
Net revenues by geography are based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenues by segment follows:

	Three months ended June 30, 2021
		Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Consolidated
United States and Canada	$71,131	$15,070	$5,540	$91,741
Europe, Middle East, and Africa	30,060	12,306	1,333	43,699
Asia Pacific and China	16,790	2,409	2,299	21,498
Mexico, Central America, and South America	2,402	517	—	2,919
Eliminations	—	—	—	(1,782)
Consolidated net revenues	$120,383	$30,302	$9,172	$158,075

	Three months ended June 30, 2020
	ODM	IAM-A	IAM-F	Consolidated
United States and Canada	$38,240	$—	$—	$38,240
Europe, Middle East, and Africa	15,355	—	—	15,355
Asia Pacific and China	5,211	—	—	5,211
Mexico, Central America, and South America	206	—	—	206
Eliminations	—	—	—	—
Consolidated net revenues	$59,012	$—	$—	$59,012
6.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	202,552	—	202,552
Purchase of Fyber	—	—	303,015	303,015
Foreign currency translation	—	(4,111)	(9,025)	(13,136)
Goodwill as of June 30, 2021	$80,176	$198,441	$293,990	$572,607

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
7.    Accounts Receivable

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
8.    Property and Equipment

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
9.    Leases
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
10.    Debt
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
11.    Stock-Based Compensation
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
12.    Earnings per Share
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
13.    Income Taxes
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
Acquisition of Fyber
Pursuant to certain German law on public takeovers, following the closing of the Fyber Acquisition, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares (please see Note 4, "Acquisitions," for further information). The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 15, "Subsequent Events," for further information.
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
Acquisition Purchase Price Liability
The Company has recognized acquisition purchase price liability of $313,413 on its condensed consolidated balance sheet as of June 30, 2021, comprised of the following components:
•$100,000 of unpaid cash consideration for the AdColony Acquisition
•$213,413 of estimated contingent earn-out consideration for the AdColony Acquisition
15.    Subsequent Events
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
Please refer to Note 4, "Acquisitions," for disclosures regarding the purchase price considerations conveyed to the Seller during the Company's fiscal first quarter 2022 ended June 30, 2021.

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
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of EUR 0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. The Company anticipates completing the tender offer during its fiscal second quarter 2022. Please see Note 15, "Subsequent Events," for further information.
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
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended June 30,
	2021	2020	% of Change
	Restated		Restated
Net revenues
On Device Media	$120,383	$59,012	104.0%
In App Media - AdColony	30,302	—	100.0%
In App Media - Fyber	9,172	—	100.0%
Total net revenues	$159,857	$59,012	170.9%
Comparison of the three months ended June 30, 2021 and 2020
Net revenues increased by 170.9% ($100,845) over the comparative periods due to a combination of continuing organic growth of the Company's historical legacy business (On Device Media) and contributions from recent acquisitions.

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
In App Media - AdColony
The Company's IAM-A segment generates revenues from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world. IAM-A customers are primarily advertisers. IAM-A revenues increased by 100.0% ($30,302) over the comparative periods due to the acquisition and integration of AdColony during our fiscal first quarter 2022 ended June 30, 2021. Please see Note 4, "Acquisitions," for further information.
In App Media - Fyber
The Company's IAM-F segment generates revenues from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making. IAM-F customers are primarily publishers. IAM-F revenues increased by 100.0% ($9,172) over the comparative periods due to the acquisition and integration of Fyber during our fiscal first quarter 2022 ended June 30, 2021. Please see Note 4, "Acquisitions," for further information.
Costs of revenues and operating expenses

	Three months ended June 30,
	2021	2020	% of Change
	Restated		Restated
Costs of revenues and operating expenses
License fees and revenue share	$83,808	$32,300	159.5%
Other direct costs of revenues	4,468	560	697.9%
Product development	12,924	4,408	193.2%
Sales and marketing	13,736	4,318	218.1%
General and administrative	23,984	6,804	252.5%
Restructuring and impairment costs	10	—	100.0%
Total costs of revenues and operating expenses	$138,930	$48,390	187.1%
Comparison of the three months ended June 30, 2021 and 2020
Costs of revenues and operating expenses increased by 187.1% ($91,094) over the comparative periods, a result of continuing organic and inorganic growth, including the acquisitions of Appreciate, AdColony, and Fyber. Company-wide cost control measures show the Company's ability to scale revenues at a greater rate than operating expenses.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners who drive the revenues generated from advertising via direct CPI, CPP, or CPA arrangements with application developers or when indirect arrangements through advertising aggregators (ad networks) are shared with our carrier and application development partners and the shared revenue is recorded as a cost of revenue. License fees and revenue share increased by 159.5% ($51,508) over the comparative periods, attributable to the increase in total net revenues over the same period as these costs are paid as a percentage of our revenues.
Other direct costs of revenues

Other direct costs of revenues are comprised primarily of hosting expense directly related to the generation of revenues and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. Other direct costs of revenues increased by 697.9% ($3,908) over the comparative periods, primarily driven by continued On-Device Media segment growth.
Product development
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses increased by 193.2% ($8,516) over the comparative periods, attributable to increased product development headcount, both organically and through our recent acquisitions, and other employee-related and third-party development-related costs as the Company continues to scale its product development organization to support the Company's growth.
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
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense. General and administrative expenses increased by 252.5% ($17,180) over the comparative periods, attributable to employee-related expenses as a function of higher headcount, inclusive of an increase in the Company's annual accrued bonus expense, increase in depreciation and amortization related to capitalized internal-use software, and continued growth including the acquisitions of AdColony and Fyber and the amortization of intangible assets acquired through those acquisitions.
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt is comprised of amounts drawn against three separate revolving lines of credit, details for which can be found in Note 10, "Debt," of the condensed consolidated financial statements, and is classified as short-term debt on the condensed consolidated balance sheet as of June 30, 2021. The revolving lines of credit from Billfront, Discount Bank, and Bank Leumi mature on September 10, 2021, November 15, 2021, and December 30, 2021, respectively.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and Note 3, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal first quarter ended June 30, 2021.
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
ITEM 4.    CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.3 and 31.4 to this Amendment No. 1 on Form 10-Q/A. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to ensure information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, who is the principal executive officer, and the Company’s Chief Financial Officer, who is the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021. At the time of the original filing, on August 9, 2021, of our Quarterly Report on Form 10-Q for the three months ended June 30, 2021, management concluded the Company's disclosure controls and procedures were effective.
As previously announced by management on May 17, 2022, and further described in the Explanatory Note of this Amendment and Note 2, "Restatement of Condensed Consolidated Financial Statements," in Item 1 of Part I of this Amendment, the Company determined that it was necessary to restate its financial statements for the three-month period ended June 30, 2021, the three and six-month periods ended September 30, 2021, and the three and nine-month periods December 31, 2021.
The restatements of the previously filed financial statements were due to an error in the presentation of revenue for certain product lines, as well as the classification of certain hosting costs for our recently acquired businesses. As part of the post-acquisition integration process, the Company initially assessed the accounting policies of the recently acquired businesses and determined the Company acted as a principal in the revenue arrangements of the recently acquired businesses. As a result, revenue was reported gross, exclusive of license fees and revenue share expense.
During the fourth quarter of the fiscal year ended March 31, 2022, the Company determined it would be necessary to complete a more comprehensive review of revenue accounting for the recently acquired businesses. As a result of that review, management determined the Company acted as an agent, rather than as a principal, in certain product lines of the recently acquired businesses and, as a result, revenue for those product lines should have been reported net of license fees and revenue share expense. In addition, as part of the continued integration of the recently acquired businesses, management determined the presentation and disclosure of certain hosting costs had not been conformed to our corporate accounting policy. As a result, certain hosting costs were classified as product development expenses rather than other direct costs of revenue and general and administrative expenses.
Management concluded the Company’s internal control for business combinations did not include a control adequately designed to ensure acquiree accounting policies, as they relate to presentation and classification, were conformed to those of the Company and GAAP.
As a result of the identification of the material weakness described above, management reassessed that the Company's disclosure control and procedures were not effective as of June 30, 2021.
Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting
Prior to the identification of the material weakness, management, with oversight from our audit committee, completed a review of the recently acquired business’ product lines with the assistance of a large, third-party accounting firm as part of the annual financial close and reporting process. This included a review, at the acquired businesses, of representative customer contracts and agreements, supply/publisher agreements, and each product line’s business model and operations with key operations personnel. Further, management had taken several actions to strengthen the Company’s control environment, including the hiring of a new Chief Accounting Officer, and the creation of and hiring for key positions, including a Senior Manager of Internal Audit/ICFR and Director of Global Tax.
The Company will improve its policies and procedures by:
•Strengthening the Company’s procedures for reviewing accounting policies of material acquired companies, inclusive of the accounting for revenue, through initial reviews during the due diligence period and alignment of accounting policies prior to the first interim reporting date;

•Standardizing customer and publisher contract review processes to ensure consistent accounting and reporting of revenue transactions; and
•Formalizing the approval process for making changes to the global chart of accounts and accounting systems to ensure the accurate classification of financial statement amounts, including changes resulting from material acquisitions.
Management believes these additional steps will be effective in remediating the material weakness described above and may take additional measures to address the material weakness or modify the remediation plan described above, if deemed necessary.
Changes in Internal Control Over Financial Reporting
The Company acquired AdColony Holding AS on April 29, 2021, and Fyber N.V. on May 25, 2021 (the “Acquired Companies”), and we are in the process of evaluating internal control over the Acquired Companies and integrating them into our existing operations. There have been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.3	Certification of William Stone, Principal Executive Officer.*

31.4	Certification of Barrett Garrison, Principal Financial Officer.*

32.1	Certification of William Stone, Principal Executive Officer pursuant to U.S.C. Section 1350.+

32.2	Certification of Barrett Garrison, Principal Financial Officer pursuant to U.S.C. Section 1350.+

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
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

Digital Turbine, Inc.

Dated: May 27, 2022	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: May 27, 2022	By:	/s/ Barrett Garrison
Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)