Form 10-Q/A
period 2021-09-30
Digital Turbine, Inc.
filed 2022-05-27
CIK 317788

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

EXPLANATORY NOTE
Digital Turbine, Inc., referred to in this report as "Digital Turbine," the "Company," "we," "us," and "our," is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2021, originally filed on November 2, 2021 (the "Original Report"). This Amendment amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Report. In Item 1, this Amendment includes our restated condensed consolidated statements of operations and comprehensive income / (loss) for the three and six months ended September 30, 2021 to correct the errors discussed below.
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
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and six months ended September 30, 2021;
2.Increasing other direct costs of revenue and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and six months ended September 30, 2021; and
3.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the six months ended September 30, 2021.
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

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	Restated		Restated
Net revenues	$188,568	$70,893	$346,643	$129,905
Costs of revenues and operating expenses
License fees and revenue share	91,508	40,532	175,316	72,832
Other direct costs of revenues	7,827	662	12,295	1,222
Product development	13,915	4,217	26,839	8,625
Sales and marketing	17,479	4,835	31,215	9,153
General and administrative	41,307	8,531	65,301	15,335
Total costs of revenues and operating expenses	172,036	58,777	310,966	107,167
Income from operations	16,532	12,116	35,677	22,738
Interest and other income / (expense), net
Change in fair value of contingent consideration	(22,087)	(10,757)	(22,087)	(10,757)
Interest expense, net	(1,955)	(287)	(3,112)	(593)
Foreign exchange transaction loss	(249)	—	(519)	—
Other expense, net	(477)	(38)	(512)	(38)
Total interest and other income / (expense), net	(24,768)	(11,082)	(26,230)	(11,388)
Income / (loss) before income taxes	(8,236)	1,034	9,447	11,350
Income tax provision / (benefit)	(2,349)	661	1,081	1,037
Net income / (loss)	(5,887)	373	8,366	10,313
Less: net loss attributable to non-controlling interest	(35)	—	(66)	—
Net income / (loss) attributable to Digital Turbine, Inc.	(5,852)	373	8,432	10,313
Other comprehensive loss
Foreign currency translation adjustment	(15,892)	(45)	(36,673)	(187)
Comprehensive income / (loss)	(21,779)	328	(28,307)	10,126
Less: comprehensive loss attributable to non-controlling interest	(128)	—	(921)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(21,651)	$328	$(27,386)	$10,126
Net income / (loss) per common share
Basic	$(0.06)	$—	$0.09	$0.11
Diluted	$(0.06)	$—	$0.08	$0.11
Weighted-average common shares outstanding
Basic	96,157	88,035	93,807	87,712
Diluted	96,157	96,057	100,457	94,988
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
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and six months ended September 30, 2021;
2.Increasing other direct costs of revenue and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and six months ended September 30, 2021; and
3.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the six months ended September 30, 2021.
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

The following table summarizes the impact of the restatements on select unaudited condensed consolidated statements of operations and comprehensive income / (loss) line items:

	Three months ended September 30, 2021			Six months ended September 30, 2021
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net revenues	$310,205	$(121,637)	$188,568	$522,820	$(176,177)	$346,643
Costs of revenues and operating expenses
License fees and revenue share	213,145	(121,637)	91,508	351,493	(176,177)	175,316
Other direct costs of revenues	3,838	3,989	7,827	6,371	5,924	12,295
Product development	17,904	(3,989)	13,915	33,451	(6,612)	26,839
Sales and marketing	17,479	—	17,479	31,215	—	31,215
General and administrative	41,307	—	41,307	64,613	688	65,301
Total costs of revenues and operating expenses	293,673		172,036	487,143		310,966
Income from operations	$16,532		$16,532	$35,677		$35,677
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

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
	Restated		Restated
	(in thousands, except per share amounts)
Net revenue	$188,568	$123,997	$369,040	$226,372
Net loss attributable to controlling interest	$(5,852)	$(7,542)	$(24,269)	$(3,957)
Basic net loss attributable to controlling interest per common share	$(0.06)	$(0.08)	$(0.26)	$(0.04)
Diluted net loss attributable to controlling interest per common share	$(0.06)	$(0.08)	$(0.26)	$(0.04)
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
A summary of segment information follows:

	Three months ended September 30, 2021
		Restated	Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$129,449	$40,641	$23,536	$(5,058)	$188,568
License fees and revenue share	75,587	20,979	—	(5,058)	91,508
Segment profit	$53,862	$19,662	$23,536	$—	$97,060

	Three months ended September 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$70,893	$—	$—	$—	$70,893
License fees and revenue share	40,532	—	—	—	40,532
Segment profit	$30,361	$—	$—	$—	$30,361

	Six months ended September 30, 2021
		Restated	Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$249,832	$70,943	$32,708	$(6,840)	$346,643
License fees and revenue share	145,618	36,538	—	(6,840)	175,316
Segment profit	$104,214	$34,405	$32,708	$—	$171,327

	Six months ended September 30, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$129,905	$—	$—	$—	$129,905
License fees and revenue share	72,832	—	—	—	72,832
Segment profit	$57,073	$—	$—	$—	$57,073
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

	September 30, 2021	March 31, 2021
United States and Canada	$18,345	$12,995
Europe, Middle East, and Africa	3,679	40
Asia Pacific and China	92	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$22,116	$13,050
Net revenues by geography are based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenues by segment follows:

	Three months ended September 30, 2021
		Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Total
United States and Canada	$75,100	$17,990	$12,272	$105,362
Europe, Middle East, and Africa	30,591	19,170	7,151	56,912
Asia Pacific and China	17,969	2,829	4,006	24,804
Mexico, Central America, and South America	5,789	652	107	6,548
Elimination	—	—	—	(5,058)
Consolidated net revenues	$129,449	$40,641	$23,536	$188,568

	Three months ended September 30, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$47,118	$—	$—	$47,118
Europe, Middle East, and Africa	17,528	—	—	17,528
Asia Pacific and China	5,901	—	—	5,901
Mexico, Central America, and South America	346	—	—	346
Consolidated net revenues	$70,893	$—	$—	$70,893

	Six months ended September 30, 2021
		Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Total
United States and Canada	$146,231	$33,060	$17,812	$197,103
Europe, Middle East, and Africa	60,651	31,476	8,484	100,611
Asia Pacific and China	34,759	5,238	6,305	46,302
Mexico, Central America, and South America	8,191	1,169	107	9,467
Elimination	—	—	—	(6,840)
Consolidated net revenues	$249,832	$70,943	$32,708	$346,643

	Six months ended September 30, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$85,358	$—	$—	$85,358
Europe, Middle East, and Africa	32,883	—	—	32,883
Asia Pacific and China	11,112	—	—	11,112
Mexico, Central America, and South America	552	—	—	552
Consolidated net revenues	$129,905	$—	$—	$129,905
6.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	200,875	—	200,875
Purchase of Fyber	—	—	300,705	300,705
Foreign currency translation and other	—	(6,544)	(16,179)	(22,723)
Goodwill as of September 30, 2021	$80,176	$194,331	$284,526	$559,033

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
7.    Accounts Receivable

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
15.    Subsequent Events
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
Please refer to Note 4, "Acquisitions," for further information regarding the AdColony Acquisition.

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
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended September 30,			Six months ended September 30,
	2021	2020	% of Change	2021	2020	% of Change
	Restated		Restated	Restated		Restated
Net revenues
On Device Media	$129,449	$70,893	82.6%	$249,832	$129,905	92.3%
In App Media - AdColony	40,641	—	100.0%	70,943	—	100.0%
In App Media - Fyber	23,536	—	100.0%	32,708	—	100.0%
Elimination	(5,058)	—	(100.0)%	(6,840)	—	(100.0)%
Total net revenues	$188,568	$70,893	166.0%	$346,643	$129,905	166.8%
Comparison of the three and six months ended September 30, 2021 and 2020
Over the three-month comparative periods, net revenues increased by 166.0% ($117,675), and over the six-month comparative periods, net revenues increased by 166.8% ($216,738). The changes are due to a combination of continuing organic growth of the Company's historical legacy business (now the On Device Media segment) and contributions from recent acquisitions.
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
Costs of revenues and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2021	2020	% of Change	2021	2020	% of Change
	Restated		Restated	Restated		Restated
Costs of revenues and operating expenses
License fees and revenue share	$91,508	$40,532	125.8%	$175,316	$72,832	140.7%
Other direct costs of revenues	7,827	662	1,082.3%	12,295	1,222	906.1%
Product development	13,915	4,217	230.0%	26,839	8,625	211.2%
Sales and marketing	17,479	4,835	261.5%	31,215	9,153	241.0%
General and administrative	41,307	8,531	384.2%	65,301	15,335	325.8%
Total costs of revenues and operating expenses	$172,036	$58,777	192.7%	$310,966	$107,167	190.2%
Comparison of the three and six months ended September 30, 2021, and 2020
Over the three and six months ended September 30, 2021, total costs of revenues and operating expenses increased by $113,259 and $203,799, respectively, compared to the three and six months ended September 30, 2020. The increase in total costs of revenues and operating expenses was a result of continuing organic growth and the acquisitions of Appreciate, AdColony, and Fyber. Costs of revenues and operating expenses included transaction costs of $9,159 and $17,503, respectively, for the three and six months ended September 30, 2021, compared to $150 and $450, respectively, for the three and six months ended September 30, 2020.
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
License fees and revenue share increased by $50,976 to $91,508 in the three months ended September 30, 2021, and were 48.5% as a percentage of total net revenues compared to $40,532, or 57.2% of total net revenues, in the three months ended September 30, 2020.
License fees and revenue share increased by $102,484 to $175,316 in the six months ended September 30, 2021, and were 50.6% as a percentage of total net revenues compared to $72,832, or 56.1% of total net revenues, in the six months ended September 30, 2020.
The increase in license fees and revenue share was attributable to the increase in total net revenues over the same period as these costs are paid as a percentage of our revenues. The decrease in license fees and revenue share as a percentage of total net revenues was primarily due to our recent acquisitions, which report revenues on a net basis for certain product lines. When the Company reports revenues on a net basis, the Company determined we act as an agent in the transactions and, as a result, net revenues from the transactions are reported net of the license fees and revenue share associated with the transactions. Approximately $32,706 and $46,069 of our net revenues for the three and six months ended September 30, 2021, respectively, were recorded net of the associated license fees and revenue share.
Other direct costs of revenues are comprised primarily of hosting expenses directly related to the generation of revenues and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise

Marketed.
Other direct costs of revenues increased by $7,165 to $7,827 in the three months ended September 30, 2021, and were 4.2% as a percentage of total net revenues compared to $662 or 0.9% of total net revenues in the three months ended September 30, 2020.
Other direct costs of revenues increased by $11,073 to $12,295 in the six months ended September 30, 2021, and were 3.5% as a percentage of total net revenues compared to $1,222 or 0.9% of total net revenues in the six months ended September 30, 2020.
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
Product development expenses increased by $9,698 to $13,915 in the three months ended September 30, 2021, and were 7.4% as a percentage of total net revenues compared to $4,217 or 5.9% of total net revenues in the three months ended September 30, 2020.
Product development expenses increased by $18,214 to $26,839 in the six months ended September 30, 2021, and were 7.7% as a percentage of total net revenues compared to $8,625 or 6.6% of total net revenues for the six months ended September 30, 2020.
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
Sales and marketing expenses increased by $12,644 to $17,479 in the three months ended September 30, 2021, and were 9.3% as a percentage of total net revenues compared to $4,835 or 6.8% of total net revenues in the three months ended September 30, 2020.
Sales and marketing expenses increased by $22,062 to $31,215 in the six months ended September 30, 2021, and were 9.0% as a percentage of total net revenues compared to $9,153 or 7.0% of total net revenues in six months ended September 30, 2020.
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

General and administrative expenses increased by $32,776 to $41,307 in the three months ended September 30, 2021, and were 21.9% as a percentage of total net revenues compared to $8,531 or 12.0% of total net revenues in the three months ended September 30, 2020. The three months ended September 30, 2021 and 2020 included acquisition-related costs of $8,587 and $150, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenues were 17.4% and 11.8% in the three months ended September 30, 2021 and 2020, respectively.
General and administrative expenses increased by $49,966 to $65,301 in the six months ended September 30, 2021, and were 18.8% as a percentage of total net revenues compared to $15,335 or 11.8% of total net revenues in the six months ended September 30, 2020. The six months ended September 30, 2021 and 2020 included acquisition-related costs of $15,191 and $150, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenues were 14.5% and 11.5% in the six months ended September 30, 2021 and 2020, respectively.
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
Over the three and six months ended September 30, 2021, interest expense, net, increased by $1,668 and increased by $2,519, respectively, compared to the three and six months ended September 30, 2020, largely due to our borrowings under our New Credit Agreement with Bank of America, which were used for the cash portions of the purchase prices for our acquisitions of AdColony and Fyber, and, to a lesser degree, due to unused line fees under our New Credit Agreement and interest on the loans we assumed through our acquisition of Fyber. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement. These net increases over the comparative periods were slightly offset by the settlement of one of Fyber's revolving lines of credit (please see Note 10, "Debt," for further information) and interest earned on our cash deposits.
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $20,415 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. During our fiscal second quarter 2022 ended September 30, 2021, the Company settled the balance on one of the lines of credit in the amount of $3,834. Details for the remaining two lines of credit can be found in Note 10, "Debt," of the condensed consolidated financial statements. The balance of these two lines of credit is classified as short-term debt on the condensed consolidated balance sheet as of September 30, 2021. The remaining revolving lines of credit from Discount Bank and Bank Leumi mature on November 15, 2021, and December 30, 2021, respectively.
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
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. At the time of the original filing, on November 2, 2021, of our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2021, management concluded the Company's disclosure controls and procedures were effective.
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
As a result of the identification of the material weakness described above, management reassessed that the Company's disclosure control and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control Over Financial Reporting
The Company acquired AdColony Holding AS on April 29, 2021, and Fyber N.V. on May 25, 2021 (the “Acquired Companies”), and we are in the process of evaluating internal control over the Acquired Companies and integrating them into our existing operations. There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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