Form 10-Q/A
period 2021-12-31
Digital Turbine, Inc.
filed 2022-05-27
CIK 317788

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

EXPLANATORY NOTE
Digital Turbine, Inc., referred to in this report as "Digital Turbine," the "Company," "we," "us," and "our," is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2021, originally filed on February 8, 2022 (the "Original Report"). This Amendment amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Report. In Item 1, this Amendment includes our restated condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021 to correct the errors discussed below.
In connection with the integration of the Company’s recently acquired businesses (AdColony Holding AS and Fyber N.V. (the “Acquired Companies”)), management performed a review of the presentation of revenue and license fees and revenue share expense based on accounting guidance for revenue recognition, including considerations of principal and agent (or “gross and net”) presentation. After a detailed review of the Acquired Companies' product lines and related contracts with customers and publishers, the Company concluded each Acquired Company acts as an agent in certain of their respective product lines and, as a result, revenue for those product lines should be reported net of license fees and revenue share expense. Previously, all revenue of the Acquired Companies, which are reported as separate segments referred to as In App Media – AdColony ("IAM-A") and In App Media – Fyber ("IAM-F"), were reported on a gross basis. The Company’s legacy business, which is reported in a separate segment referred to as On Device Media, is not impacted by the change described above it's revenue continues to be reported on a gross basis.
In addition, management determined certain hosting costs for the Acquired Companies incorrectly reported as product development expenses should be reclassified as other direct costs of revenue and general and administrative expenses.
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021;
2.Increasing other direct costs of revenue and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021; and
3.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the nine months ended December 31, 2021.
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

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	Restated		Restated
Net revenue	$216,818	$88,592	$563,461	$218,497
Costs of revenue and operating expenses
License fees and revenue share	109,053	50,144	284,369	122,976
Other direct costs of revenue	9,090	749	21,385	1,971
Product development	13,755	5,202	40,594	13,827
Sales and marketing	15,857	5,219	47,072	14,372
General and administrative	39,924	6,761	105,225	22,096
Total costs of revenue and operating expenses	187,679	68,075	498,645	175,242
Income from operations	29,139	20,517	64,816	43,255
Interest and other income / (expense), net
Change in fair value of contingent consideration	(18,200)	(4,662)	(40,287)	(15,419)
Interest expense, net	(2,195)	(266)	(5,307)	(859)
Foreign exchange transaction gain	2,122	—	1,603	—
Other expense, net	(86)	(13)	(598)	(51)
Total interest and other income / (expense), net	(18,359)	(4,941)	(44,589)	(16,329)
Income before income taxes	10,780	15,576	20,227	26,926
Income tax provision	3,718	1,061	4,799	2,098
Net income	7,062	14,515	15,428	24,828
Less: net income / (loss) attributable to non-controlling interest	48	—	(18)	—
Net income attributable to Digital Turbine, Inc.	7,014	14,515	15,446	24,828
Other comprehensive loss
Foreign currency translation adjustment	(8,389)	(132)	(45,062)	(319)
Comprehensive income / (loss)	(1,327)	14,383	(29,634)	24,509
Less: comprehensive loss attributable to non-controlling interest	(11)	—	(932)	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(1,316)	$14,383	$(28,702)	$24,509
Net income per common share
Basic	$0.07	$0.16	$0.16	$0.28
Diluted	$0.07	$0.15	$0.15	$0.26
Weighted-average common shares outstanding
Basic	96,548	89,003	94,620	88,140
Diluted	103,287	96,976	101,346	95,563
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
The corrections have the effect of:
1.Decreasing both net revenue and license fees and revenue share in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021;
2.Increasing other direct costs of revenue and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the three and nine months ended December 31, 2021; and
3.Increasing other direct costs of revenue and general and administrative expenses and decreasing product development expenses in a like amount on the condensed consolidated statements of operations and comprehensive income / (loss) for the nine months ended December 31, 2021.
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

The following table summarizes the impact of the restatements on select unaudited condensed consolidated statements of operations and comprehensive income / (loss) line items:

	Three months ended December 31, 2021			Nine months ended December 31, 2021
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net revenue	$375,487	$(158,669)	$216,818	$898,307	$(334,846)	$563,461
Costs of revenue and operating expenses
License fees and revenue share	267,722	(158,669)	109,053	619,215	(334,846)	284,369
Other direct costs of revenue	5,125	3,965	9,090	11,496	9,889	21,385
Product development	17,720	(3,965)	13,755	51,171	(10,577)	40,594
Sales and marketing	15,857	—	15,857	47,072	—	47,072
General and administrative	39,924	—	39,924	104,537	688	105,225
Total costs of revenue and operating expenses	346,348	(158,669)	187,679	833,491	(334,846)	498,645
Income from operations	$29,139	$—	$29,139	$64,816	$—	$64,816
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
On Device Media - Carriers and OEMs
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
IAM-A - Brand and Performance
The Company, through its IAM-A segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end user action is completed.
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
The Company has determined it is a principal for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
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
The Company has determined it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenues billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as license fees and revenue share.
The Company has determined it is an agent in transactions on its Marketplace platforms. The Company acts as an intermediary between DSPs and publishers by providing access to a platform and the SDKs that allow both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.
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
Acquisition of AdColony Holding AS
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
The Company paid the cash consideration amounts that were due at closing and on October 26, 2021, with a combination of available cash-on-hand and borrowings under the Company’s senior credit facility. The Company intends to pay the remaining cash consideration with a combination of available cash-on-hand and borrowings under the Company's New Credit Agreement (as defined in Note 10, "Debt").
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

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
	Restated		Restated
	(in thousands, except per share amounts)
Net revenue	$216,818	$163,278	$585,858	$389,651
Net income / (loss) attributable to controlling interest	$7,014	$19,183	$(17,255)	$15,226
Basic net income / (loss) attributable to controlling interest per common share	$0.07	$0.20	$(0.18)	$0.16
Diluted net income / (loss) attributable to controlling interest per common share	$0.07	$0.19	$(0.18)	$0.15
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
A summary of segment information follows:

	Three months ended December 31, 2021
		Restated	Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$133,594	$58,425	$30,688	$(5,889)	$216,818
License fees and revenue share	86,504	28,438	—	(5,889)	109,053
Segment profit	$47,090	$29,987	$30,688	$—	$107,765

	Three months ended December 31, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$88,592	$—	$—	$—	$88,592
License fees and revenue share	50,144	—	—	—	50,144
Segment profit	$38,448	$—	$—	$—	$38,448

	Nine months ended December 31, 2021
		Restated	Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$383,426	$129,368	$63,396	$(12,729)	$563,461
License fees and revenue share	232,122	64,976	—	(12,729)	284,369
Segment profit	$151,304	$64,392	$63,396	$—	$279,092

	Nine months ended December 31, 2020
	ODM	IAM-A	IAM-F	Eliminations	Consolidated
Net revenues	$218,497	$—	$—	$—	$218,497
License fees and revenue share	122,976	—	—	—	122,976
Segment profit	$95,521	$—	$—	$—	$95,521

Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	December 31, 2021	March 31, 2021
United States and Canada	$20,026	$12,995
Europe, Middle East, and Africa	5,729	40
Asia Pacific and China	107	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$25,862	$13,050
Net revenue by geography is based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2021
		Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Total
United States and Canada	$74,431	$27,852	$17,386	$119,669
Europe, Middle East, and Africa	35,667	25,856	8,441	69,964
Asia Pacific and China	19,877	3,790	4,757	28,424
Mexico, Central America, and South America	3,619	927	104	4,650
Elimination	—	—	—	(5,889)
Consolidated net revenue	$133,594	$58,425	$30,688	$216,818

	Three months ended December 31, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$59,192	$—	$—	$59,192
Europe, Middle East, and Africa	21,168	—	—	21,168
Asia Pacific and China	7,047	—	—	7,047
Mexico, Central America, and South America	1,185	—	—	1,185
Consolidated net revenue	$88,592	$—	$—	$88,592

	Nine months ended December 31, 2021
		Restated	Restated	Restated
	ODM	IAM-A	IAM-F	Total
United States and Canada	$220,662	$60,912	$35,198	$316,772
Europe, Middle East, and Africa	96,318	57,332	16,925	170,575
Asia Pacific and China	54,636	9,028	11,062	74,726
Mexico, Central America, and South America	11,810	2,096	211	14,117
Elimination	—	—	—	(12,729)
Consolidated net revenue	$383,426	$129,368	$63,396	$563,461

	Nine months ended December 31, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$144,550	$—	$—	$144,550
Europe, Middle East, and Africa	54,051	—	—	54,051
Asia Pacific and China	18,159	—	—	18,159
Mexico, Central America, and South America	1,737	—	—	1,737
Consolidated net revenue	$218,497	$—	$—	$218,497

6.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follow:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	199,050	—	199,050
Purchase of Fyber	—	—	298,911	298,911
Foreign currency translation and other	—	(10)	(23,152)	(23,162)
Goodwill as of December 31, 2021	$80,176	$199,040	$275,759	$554,975
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

7.    Accounts Receivable

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
8.    Property and Equipment

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
Fyber
Under the terms of the Fyber Acquisition, the Company may have to make an earn-out payment of up to $50,000 through the issuance of a variable number of shares of its common stock or, under certain circumstances, cash, if Fyber's net revenues are equal to or higher than $100,000 for the 12-month period ending on March 31, 2022. As of December 31, 2021, the Company estimates the fair value of this payment to be $49,200. See Note 4, "Acquisitions," for additional discussion regarding the Fyber earn-out payment.
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
15.    Subsequent Events
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
RESULTS OF OPERATIONS
(Unaudited)
Net revenues

	Three months ended December 31,			Nine months ended December 31,
	2021	2020	% of Change	2021	2020	% of Change
	Restated		Restated	Restated		Restated
Net revenue
On Device Media	$133,594	$88,592	50.8%	$383,426	$218,497	75.5%
In App Media - AdColony	58,425	—	100.0%	129,368	—	100.0%
In App Media - Fyber	30,688	—	100.0%	63,396	—	100.0%
Elimination	(5,889)	—	(100.0)%	(12,729)	—	(100.0)%
Total net revenues	$216,818	$88,592	144.7%	$563,461	$218,497	157.9%
Comparison of the three and nine months ended December 31, 2021 and 2020
Over the three-month comparative periods, net revenues increased by 144.7% ($128,226), and over the nine-month comparative periods, net revenues increased by 157.9% ($344,964). The changes are due to a combination of continuing organic growth of the Company's historical legacy business (now the On Device Media segment) and contributions from recent acquisitions.

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
Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2021	2020	% of Change	2021	2020	% of Change
	Restated		Restated	Restated		Restated
Costs of revenue and operating expenses
License fees and revenue share	$109,053	$50,144	117.5%	$284,369	$122,976	131.2%
Other direct costs of revenue	9,090	749	1,113.6%	21,385	1,971	985.0%
Product development	13,755	5,202	164.4%	40,594	13,827	193.6%
Sales and marketing	15,857	5,219	203.8%	47,072	14,372	227.5%
General and administrative	39,924	6,761	490.5%	105,225	22,096	376.2%
Total costs of revenue and operating expenses	$187,679	$68,075	175.7%	$498,645	$175,242	184.5%
Comparison of the three and nine months ended December 31, 2021, and 2020
Over the three and nine months ended December 31, 2021, total costs of revenue and operating expenses increased by $119,604 and $323,403, respectively, compared to the three and nine months ended December 31, 2020. The increase in total costs of revenue and operating expenses was a result of continuing organic growth and the acquisitions of Appreciate, AdColony, and Fyber. Costs of revenue and operating expenses included transaction costs of $6,167 and $23,671, respectively, for the three and nine months ended December 31, 2021, compared to $12 and $462, respectively, for the three and nine months ended December 31, 2020.
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

License fees and revenue share increased by $58,909 to $109,053 in the three months ended December 31, 2021, and was 50.3% as a percentage of total net revenue compared to $50,144, or 56.6% of total net revenue, for the three months ended December 31, 2020.
License fees and revenue share increased by $161,393 to $284,369 in the nine months ended December 31, 2021, and was 50.5% as a percentage of total net revenue compared to $122,976, or 56.3% of total net revenue, for the nine months ended December 31, 2020.
The increase in license fees and revenue share was attributable to the increase in total net revenue over the same period as these costs are paid as a percentage of our revenue. The decrease in license fees and revenue share as a percentage of total net revenue was primarily due to our recent acquisitions, which report revenue on a net basis for certain product lines. When the Company reports revenue on a net basis, the Company determined we act as an agent in the transactions and, as a result, net revenue from the transactions are reported net of the license fees and revenue share associated with the transactions. Approximately $46,778 and $96,039 of our net revenue for the three and nine months ended December 31, 2021, respectively, were recorded net of the associated license fees and revenue share.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.
Other direct costs of revenue increased by $8,341 to $9,090 in the three months ended December 31, 2021, and was 4.2% as a percentage of total net revenue compared to $749, or 0.8% of total net revenue, for the three months ended December 31, 2020.
Other direct costs of revenue increased by $19,414 to $21,385 in the nine months ended December 31, 2021, and was 3.8% as a percentage of total net revenue compared to $1,971, or 0.9% of total net revenue, for the nine months ended December 31, 2020.
The increase in other direct costs of revenue during both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily driven by an increase in hosting costs associated with our recent acquisitions and continued On Device Media segment growth. The increase in other direct costs of revenue as a percentage of total net revenue was primarily due to higher hosting expenses growth, as well as reporting certain revenue net of license fees and revenue share.
Product development
Product development expenses include the development and maintenance of the Company's product suite and are primarily a function of personnel.
Product development expenses increased by $8,553 to $13,755 in the three months ended December 31, 2021, and was 6.3% as a percentage of total net revenue compared to $5,202, or 5.9% of total net revenue, for the three months ended December 31, 2020. The three months ended December 31, 2021, included acquisition-related costs of $454.
Product development expenses increased by $26,767 to $40,594 in the nine months ended December 31, 2021, and was 7.2% as a percentage of total net revenue compared to $13,827, or 6.3% of total net revenue, for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, product development expenses included $2,364 of acquisition-related costs. Excluding acquisition-related costs, product development expenses as a percentage of total net revenue was 5.9% in the three months ended December 31, 2021.
The increase in product development expenses in both the three and nine months ended December 31, 2021, compared to the prior year comparative periods, was primarily due to increased headcount, both organically and through our recent acquisitions, and incremental, third-party development costs to support increased development activities to support revenue growth. The decrease in product development expenses as a percentage of total net revenue was primarily due to higher leverage of product development expenses and resources.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses increased by $10,638 to $15,857 in the three months ended December 31, 2021, and was 7.3% as a percentage of total net revenue compared to $5,219, or 5.9% of total net revenue, for the three months ended December 31, 2020.
Sales and marketing expenses increased by $32,700 to $47,072 in the nine months ended December 31, 2021, and was 8.4% as a percentage of total net revenue compared to $14,372, or 6.6% of total net revenue, for the nine months ended December 31, 2020.
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
General and administrative expenses increased by $33,163 to $39,924 in the three months ended December 31, 2021, and was 18.4% as a percentage of total net revenue compared to $6,761, or 7.6% of total net revenue, for the three months ended December 31, 2020. The three months ended December 31, 2021 and 2020 included acquisition-related costs of $5,676 and $12, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenue were 15.8% and 7.6% in the three months ended December 31, 2021 and 2020, respectively.
General and administrative expenses increased by $83,129 to $105,225 in the nine months ended December 31, 2021, and was 18.7% as a percentage of total net revenue compared to $22,096, or 10.1% of total net revenue, for the nine months ended December 31, 2020. The nine months ended December 31, 2021 and 2020 included acquisition-related costs of $20,866 and $462, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenue were 15.0% and 9.9% in the nine months ended December 31, 2021 and 2020, respectively.
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $25,789 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. The Company settled two of the three revolving lines of credit, resulting in payments of $13,288, during the nine months ended December 31, 2021. Details for the remaining line of credit can be found in Note 10, "Debt," of the condensed consolidated financial statements. The remaining revolving line of credit from Bank Leumi matures on January 30, 2022. The balance of this line of credit is classified as short-term debt on the condensed consolidated balance sheet as of December 31, 2021.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and Note 3, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal third quarter ended December 31, 2021.
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
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2021. At the time of the original filing, on February 8, 2022, of our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2021, management concluded the Company's disclosure controls and procedures were effective.
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
As a result of the identification of the material weakness described above, management reassessed that the Company's disclosure control and procedures were not effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
The Company acquired AdColony Holding AS on April 29, 2021, and Fyber N.V. on May 25, 2021 (the “Acquired Companies”), and we are in the process of evaluating internal control over the Acquired Companies and integrating them into our existing operations. There have been no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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