Form 10-K
period 2022-03-31
Digital Turbine, Inc.
filed 2022-06-06
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Securities registered pursuant to Section 12(g) of the Exchange Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2021, was $6,379,846,481.
As of May 24, 2022, the Company had 98,394,091 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Digital Turbine, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED March 31, 2022

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
•a significant portion of our revenue are derived from a limited number of carriers and customers;
•dependency on the continued growth in usage of smartphones and other mobile connected devices;
•lack of growth or maintenance of wireless communication structure;
•actual or perceived security vulnerabilities in devices or wireless networks;
•risks associated with any significant disruptions in our services or undetected errors in our platform;
•risks associated with any disruptions in the operations of our third-party data centers and providers of cloud-based infrastructure that hosts our platform;
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
•risks associated with short-term agreements with advertiser and publisher customers;
•risks associated with the failure to properly safeguard confidential information;
•system security risks and cyber-attacks;
•third parties control our access to unique identifiers, and such parties could restrict or eliminate such access;
•the impact of consumer shifts in reducing use of mobile handsets to access mobile content and other applications;
•failure to deliver our products and services ahead of the commercial launch of new mobile handset models;
•rapidly changing and increasingly stringent regulations related to privacy, data security and protection of children;
•inability to raise capital to fund continuing operations;
•changes in government regulation;
•volatility in the price of our common stock and ability to satisfy exchange continued-listing requirements;

•rapid and complex changes occurring in the mobile device marketplace,
•risks and uncertainties associated with the successful integration of our acquisitions of AdColony Holding AS and Fyber N.V.;
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
Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries Digital Turbine USA, Inc. (“DT USA”), Digital Turbine (EMEA) Ltd. (“DT EMEA”), Digital Turbine Australia Pty Ltd (“DT APAC”), Digital Turbine Singapore Pte. Ltd. (“DT Singapore”), Digital Turbine Luxembourg S.a.r.l. (“DT Luxembourg”), Digital Turbine Germany, GmbH (“DT Germany”), Digital Turbine Media, Inc. (“DT Media”), Mobile Posse, Inc. ("Mobile Posse"), Triapodi Ltd, and Triapodi Inc. (collectively, "Appreciate"), AdColony Holding AS (“AdColony”), and Fyber N.V. (“Fyber”).
All dollar amounts, except per share amounts, in Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K are in thousands.
ITEM 1.    BUSINESS
Overview
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers ("OEMs"). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application ("app" or "apps") publishers and developers.
Recent Acquisitions
The Company recently completed the acquisitions of Appreciate, AdColony Holding AS ("AdColony"), and Fyber, N.V. ("Fyber") to execute on its expressed strategy of becoming a leading end-to-end solution for mobile brand acquisition, advertising, and monetization. The following is a summary of each of those acquisitions:
Appreciate: On March 1, 2021, Digital Turbine, through its wholly-owned subsidiary Digital Turbine (EMEA) Ltd. ("DT EMEA"), an Israeli company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Share Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. None of the goodwill recognized was deductible for tax purposes.
The acquisition of Appreciate delivered valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.

AdColony: On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the "AdColony Acquisition"). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, including an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenue, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period.
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
AdColony is a leading mobile advertising platform servicing advertisers and publishers. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands. With the addition of AdColony, the Company expanded its collective experience, reach, and suite of capabilities to benefit mobile advertisers and publishers around the globe. Performance-based spending trends by large, established brand advertisers present material upside opportunities for platforms with unique technology deployable across exclusive access to inventory.
Fyber: On May 25, 2021, the Company completed the initial closing of the acquisition of at least 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) were (to the Company's knowledge) widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within the Company's consolidated financial statements.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution. Fyber represents an important and strategic addition for the Company in its mission to develop one of the largest full-stack, fully independent, mobile advertising solutions in the industry. The combined platform offering is advantageously positioned to leverage the Company’s existing on-device software presence and global distribution footprint.
The Company acquired Fyber in exchange for an estimated aggregate consideration of up to $600,000, consisting of both cash as well as the issuance of shares of the Company's common stock. The aggregate consideration included an earn-out provision contingent upon Fyber’s net revenue (revenue less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement. If the net revenue target is achieved, the Company will issue shares of its common stock, and under certain circumstances, an amount of cash. The number of shares to be issued is based on the weighted average share price for the 30-days prior to the end of the earn-out period, and will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
On September 30, 2021, the Company entered into the Second Amendment Agreement (the “Second Amendment Agreement”) to the Sale and Purchase Agreement for the Fyber Acquisition. Pursuant to the Second Amendment Agreement, the parties agreed to settle the remaining number of shares of Company common stock to be issued to the Seller . As a result, the Company issued a total of 5,775,299 shares of Company common stock to the Seller in connection with the Company’s acquisition of Fyber.

As of March 31, 2022, the Company re-evaluated the fair value of the contingent earn-out consideration based on Fyber's net revenue through the end of the 12-month measurement period ending on March 31, 2022, resulting in an accrued fair value of the contingent earn-out consideration of $50,000. The Company settled the obligation through the issuance of approximately 1,200,000 shares of the Company's common stock subsequent to its fiscal year ended March 31, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased additional outstanding shares of Fyber, resulting in an ownership percentage of Fyber of approximately 99.5% as of March 31, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021
Please refer to Note 3, "Acquisitions," in the Company's consolidated financial statements included in this From 10-K for further detailed information on the acquisitions discussed above.
Our Products and Solutions
On Device Media
The Company's On Device Media ("ODM") business consists of products and services that simplify the discovery and delivery of mobile apps and content media for device end-users.
•Application Media represents the portion of the business where our platform delivers apps to end users through partnerships with wireless carriers and OEMs. Application Media optimizes revenue by using developed technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.
•Content Media represents the portion of the business where our platform presents news, weather, sports, and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with wireless carriers and OEMs. Content Media optimizes revenue by a combination of:
•Programmatic Ad Partner Revenue - advertising within the content media that’s sold on an ad exchange at a market rate (cost-per-thousand ("CPM"));
•Sponsored Content - sponsored content media from third party content providers, presented similarly to an ad, that is monetized when a recommended story is viewed (cost-per-click (“CPC”));
•Editorial Content - owned or licensed media, presented similarly to an ad, that is monetized when the media is clicked on (CPC).
In App Media - Fyber
The Company's In-App Media - Fyber ("IAM-F") business provides a platform that allows mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The IAM-F platform allows demand side platforms ("DSPs"), advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. Our supply side platform technologies:
•store and manage anonymized data from mobile devices we reach every day, which enable better production and matching of users to relevant advertising content;
•enable the interaction of DSPs and publishers through software development kits (SDKs) that also render ad media to end users;

•enable advertiser apps and brands to have their services discovered and downloaded by target users, thereby enhancing return on marketing spend; and
•utilize advanced in-app bidding technology that optimizes the value of a developer’s advertising inventory through real-time bidding.
Our relationships with brand advertisers, agencies, and other ad buyers offer app publishers and developers the opportunity to engage in direct-sold campaigns, providing more options for publishers and developers to monetize their apps.
In App Media - AdColony
The Company’s In App Media - AdColony ("IAM-A") business consists of products and services to enable agencies, brands, and app developers to reach large audiences while achieving key performance indicators ranging from reach to frequency, cost-per-install, and return on ad spend. These campaigns are filled via in-house developed technologies and platforms customized to reach a wide array of audiences globally while being compatible with industry-recognized partners around measurement, data matching, and creative services. IAM-A's products and services primarily fall into three categories:
•IAM-A platform that allows DSPs, advertisers, agencies, and publishers to buy and sell digital ad impressions through programmatic, real-time bidding auctions;
•Brand and Performance services, in which IAM-A contracts with agencies and advertisers through insertion orders that require IAM-A to manage and fulfill advertising campaigns by identifying and purchasing ad inventory to meet customer requirements; and
•Reseller activities where IAM-A contracts with social media platforms and acts as a reseller of the platforms' ad inventory, primarily in international markets.
Competition
We operate in a highly competitive and fragmented mobile app ecosystem that includes divisions of large, well-established companies, including public and privately-held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
•Our primary competition for On Device Media comes from the Google Play application store. Broadly, our On Device Media platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as Facebook, Snapchat, lronSource, lnMobi, Cheetah Mobile, Baidu, Magnite, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
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
•Our competition for In App Media products and services comes from a diverse group of companies, including Pubmatic, Magnite, and The Trade Desk. The competition in this area is significant and multifaceted, including our ability to offer technological advantages to both demand side and supply side partners, as well as maintain and expand relationships that provide access to ad inventory.

We believe that the principal competitive factors in the mobile app ecosystems are:
•the ability to enhance and improve technologies and offerings;
•knowledge, expertise, and experience in the mobile app ecosystem;
•relationships with third parties in the mobile app ecosystem, including app publishers and developers;
•the ability to reach and target a large number of users;
•the ability to identify and execute on strategic transactions;
•the ability to successfully monetize mobile apps;
•the pricing and perceived value of offerings;
•brand and reputation; and
•ability to expand into new offerings and geographies.
Product Development
Our product development expenses consist primarily of salaries and benefits for employees working on campaign management, creating, developing, editing, programming, performing quality assurance, obtaining wireless carrier ratification, and deploying our products across various wireless carriers, OEMs, advertisers, publishers, and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the fiscal years ended March 31, 2022, 2021, and 2020, were $52,723, $20,119, and $12,018, respectively.
Intellectual Property
We consider our trademarks, copyrights, trade secrets, patents, and other intellectual property rights, including those in our know-how, and the software code of our proprietary technology to be, in the aggregate, material to our business. We protect our intellectual property rights by relying on federal and state statutory and common law rights, foreign laws where applicable, as well as contractual restrictions. We have patent and patent applications in the U.S. and outside the U.S., including in Israel and Canada, and we own and use trademarks and service marks on or in connection with our proprietary technology and related services, including both unregistered common law marks and issued trademark registrations.
We design, test, and update our products, services, and websites regularly, and we have developed our proprietary solutions in house. Our know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We take steps to protect our know-how, trade secrets, and other confidential information, in part, by entering into confidentiality agreements with our employees, consultants, developers, and vendors who have access to our confidential information, and generally limiting access to and distribution of our confidential information. We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position.
Contracts with Customers
We have both exclusive and non-exclusive wireless carrier and OEM agreements. Our agreements with advertisers and publishers are generally non-exclusive. Our wireless carrier and OEM agreements for our on-device media business are multi-year agreements, with terms that are generally longer than one to two years. In addition, some wireless carrier agreements provide that the wireless carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the wireless carriers to market or distribute any of our products or services. Our contracts with publishers are generally cancellable with short-term notification periods by either party.
We have contractual relationships with numerous advertisers, agencies, and DSPs, which are not exclusive and can be terminated by them with either no notice or relatively short notice. Furthermore, we distribute a significant level of advertising through a few wireless carriers in our On Device Media business. If such advertising clients or these wireless carriers decide to materially reduce or discontinue its use of our platforms, it may cause a decline in our revenue and negatively affect our results of operations and financial condition.
With respect to customer revenue concentration, during the fiscal years ended March 31, 2022 and 2021, no single customer represented more than 10% of our net revenue. During the fiscal year ended March 31, 2020, one major customer, Oath Inc., a subsidiary of Verizon Communications, represented 15.3% of our net revenue.

With respect to partner revenue concentration, the Company partners with wireless carriers and OEMs to deliver applications on our platform through the carrier networks. During the fiscal year ended March 31, 2022, no single partner represented more than 10% of our net revenue. During the fiscal year ended March 31, 2021, T-Mobile US Inc., including Sprint and other subsidiaries, a carrier partner, generated 26.4% of our net revenue; AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 22.3% of our net revenue; Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 18.5% of our net revenue; and America Movil, primarily through its subsidiary Tracfone Wireless Inc., a carrier partner, generated 10.8% of our net revenue. During the fiscal year ended March 31, 2020, Verizon Wireless, a subsidiary of Verizon Communications, a carrier partner, generated 37.3% of our net revenue, while AT&T Inc., including its Cricket subsidiary, a carrier partner, generated 30.0% of our net revenue.
Under our contracts with wireless carriers and OEMs, the carriers and OEMs control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and deliver the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per device license fee model for a two-to-four year software as a service license agreement.
The Company generally offers brand and programmatic advertising services under customer contract arrangements with third-party advertisers and agencies, generally in the form of insertion orders that specify the type of arrangement at particular set budget amounts/restraints. These customer contracts are generally short-term in nature, at less than one year, as the budget amounts are typically spent in full within this time period.
The Company offers programmatic and direct-sold advertising services under customer contract arrangements as part of its In App Media business. The Company’s customers can offer/bid on each individual display ad and the highest bid wins the right to fill each ad impression. When the bid is won, the ad will be received and placed on the mobile device. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company.
Business Seasonality
Our revenue, cash flow from operations, operating results, and other key operating and financial measures may vary from quarter-to-quarter due to the seasonal nature of advertiser spending. For example, many advertisers (and their agencies) devote a disproportionate amount of their budgets to the fourth quarter of the calendar year to coincide with increased holiday spending. We expect our revenue, cash flow from operations, operating results, and other key operating and financial measures to fluctuate based on seasonal factors from period-to-period and expect these measures to be generally higher in the third and fourth fiscal quarters than in prior quarters.
People and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. As of March 31, 2022, we employed 844 full-time employees globally, including 364 employees in North America, 262 employees in Europe and the Middle East, 205 employees in Asia Pacific, and 13 employees in Latin America. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives that are focused to achieve these objectives include:
Total Compensation and Benefits: Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We believe in economic security for all employees and have adopted a Living Wage policy. All employees are eligible for performance bonuses of at least 10% of base salary, which can be paid out significantly higher based on performance. In addition, each employee receives a new-hire long-term incentive stock option grant and an annual long-term incentive stock option grant, based upon performance. We also provide our employees twelve weeks of paid short-term disability at 100% of base pay, which includes parental leave.
Diversity and Inclusion: We take great pride in our focus and commitment to diversity and inclusion. We seek a diverse and inclusive work environment and transparently measure our progress to ensure that our employee populations are reflective of the communities in which we reside. We evaluate all of our people practices, particularly in talent acquisition and pay equity. We benchmark our demographics to our industry, both at an overall level and a professional category level (VPs and above, directors, managers, individual contributors and administrative), and note that we either are at the high end or exceed the benchmark in every diversity category.

Culture and Values: We have adopted our culture values of Hustle, Results, Accountability, Global, Freedom and Laugh to help create and foster a culture where every employee is empowered, engaged and trusted to be their best at work. We sponsor and support our Community Action Teams, which is an employee-led program designed to create purposeful action to build a stronger and better-connected team. The Community Action Teams have helped drive meaningful advancements in on-boarding, cross-functional understanding, a mentoring program, and a Digital Turbine Gives campaign where employees volunteer in the community over a six-week period on an annual basis.
Workplace Flexibility: As part of our “Freedom” value, and before the COVID-19 pandemic drove a shift to remote work, we established a workplace strategy to provide more flexible work options to enable employees to work from the location and the schedule they desire. As a result, we had process, culture, and technology in place that allowed us to seamlessly pivot to a fully remote workforce following the onset of the COVID-19 pandemic. As a result of the shift to fully remote work, we provided an allowance of up to one thousand dollars for each employee for home office set-up or personal expenses such as tutoring or caregiving services. We also re-purposed computers for employees who required more devices to support remote learning for dependents.
Health, Safety, and Wellness: The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. We continue to evolve our programs to meet our employees’ health and wellness needs.
Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, consumer protection, taxation, anti-corruption and political law compliance, and securities law compliance. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. Refer to the Company’s risk factors disclosed in its Form 10-K for the fiscal year ended March 31, 2022, and updates to such risk factors described in subsequent periodic reports filed by the Company with the Securities and Exchange Commission under Section 13(a) of the Securities Exchange Act of 1934, as amended, for further discussion of government regulations and the associated risks.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://www.digitalturbine.com generally when such reports are available on the SEC website. The contents of our website are not incorporated into this Form 10-K.
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
Risk Factors Summary
Our business operations are subject to numerous risks and uncertainties, including those outside our control, that could cause our business, financial condition, or operating results to be harmed, including the following summary of risk factors:
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
•Our operations are global in scope, and we face added business, political, regulatory, legal, operational, financial and economic risks as a result of our international operations.
•Our financial results could vary significantly from quarter-to-quarter and are difficult to predict.
•A significant portion of our revenue is derived from a limited number of wireless carriers and customers.
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
•The complexity of and incompatibilities among mobile devices may require us to use additional resources for the development of our products and services.
•If wireless subscribers do not continue to use their mobile devices to access mobile content and other applications, our business growth and future revenue may be adversely affected.
•A shift of technology platform by wireless carriers and mobile device manufacturers could lengthen the development period for our offerings, increase our costs, and cause our offerings to be published later than anticipated.
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
•Actual or perceived security vulnerabilities in devices or wireless networks could adversely affect our revenue.
•We may be subject to legal liability associated with providing mobile and online services.
•Our business is dependent on our ability to maintain and scale our infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our financial results.
•Our products, services and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
•We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers could adversely affect our business.
•We do not have long-term agreements with advertiser and publisher customers, and we may be unable to retain key customers, attract new customers or replace departing customers with customers that can provide comparable revenue.
•Our business is highly dependent on decisions and developments in the mobile device industry.
•Our business may involve the use, transmission and storage of confidential information and personally identifiable information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
•Third parties control our access to unique identifiers and if the use of technology or data is further restricted, rejected or subject to regulations or intellectual property claims, our performance and business may decline.
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
•Government regulation of our marketing methods could restrict or prevent our ability to adequately advertise and promote our content, products and services available in certain jurisdictions.
On Device Media Risks
•Our revenue may fluctuate significantly based on mobile device sell-through, over which we have no control.
•Activities of the Company’s advertisers could damage the Company’s reputation.
•Our growth and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control as we are largely an Android-based technology provider.
•If we fail to deliver our products and services ahead of the commercial launch of new mobile device models, our sales may suffer.
•The Company does not control the mobile networks over which it provides its advertising services.
Media Demand Risks
•If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
•Our failure to meet standards and provide services our advertiser and publisher customers trust could harm our brand and business.
Risks Related to Our Management, Employees, and Acquisitions
•Our business and growth may suffer if we are unable to hire and retain key talent.
•If we are unable to maintain our corporate culture, our business could be harmed.
•The acquisition of other technologies could result in operating difficulties, dilution, and other harmful consequences.
Risks Related to Our Intellectual Property and Potential Liability
•Third parties may obtain and improperly use our intellectual property; and if so, our competitive position may be adversely affected, particularly if we do not, or are unable to, adequately protect our intellectual property rights
•Third parties may sue us for intellectual property infringement, which may prevent or limit our use of the intellectual property and disrupt our business and could require us to pay significant damage awards.
•Our platform contains open source software.
Risks Relating to Our Common Stock and Capital Structure
•We have identified a material weakness in our internal control over financial reporting and disclosure controls and procedures which could, if not remediated, result in additional material misstatements in our financial statements.
•The Company has secured and unsecured indebtedness, which could limit our financial flexibility.
•To service our debt and fund our other obligations and capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.
•The market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price or the price at which you purchased your shares.
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
Wireless network and mobile device technologies are undergoing rapid innovation. New mobile devices with more advanced processors and advanced programming languages continue to be introduced. In addition, networks that enable enhanced features are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. If we fail to anticipate and adapt to these and other technological changes, the available channels for our products and services may be limited and our market share and operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies and develop products and services to accommodate evolving industry standards with improved performance and reliability. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products and services.
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
To sustain or increase our revenue, we must regularly add new customers and encourage existing customers to maintain or increase the amount of advertising inventory purchased or sold through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell our products and services to new or existing customers could be impaired. We must constantly make investment decisions regarding offerings and technology to meet customer demand and evolving industry standards. We may not achieve the anticipated returns on these investments. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning, they may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences or may not function properly. If we fail to adapt to our rapidly changing industry or to evolving customer needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.
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
We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, growing our number of employees, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenue does not increase at a level to offset these expected increases in operating expenses, we will incur losses and will not be profitable. Our revenue growth in past periods should not be considered indicative of our future performance. In fact, in future periods, our revenue could decline as they have in past years. Accordingly, we may not be able to achieve or sustain profitability in the future. If there are delays in the distribution of our products or if we are unable to successfully negotiate with advertisers, application developers, carriers, mobile operators or OEMs or if these negotiations cannot occur on a timely basis, we may not be able to generate revenue sufficient to meet the needs of the business in the foreseeable future or at all.
We have a limited operating history for our current portfolio of assets, which may make it difficult to evaluate our business.
Evaluation of our business and our prospects must be considered in light of our limited operating history with our combined business following our acquisitions of Triapodi Ltd. (d/b/a Appreciate) (“Appreciate”) on March 2, 2021, AdColony Holding AS (“AdColony”) on April 29, 2021 and Fyber N.V. (“Fyber”) on May 25, 2021 and the risks and uncertainties encountered by companies in our stage of development in the emerging mobile application industry. To continue to grow our business, we must do the following:
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
The failure to successfully integrate the business and operations of our recent acquisitions or delays in such integration may adversely affect our future results.
We recently completed the acquisitions of Appreciate, AdColony and Fyber. We believe the acquisitions of Appreciate, AdColony, and Fyber will result in certain benefits, including providing vertical integrations essential to achieving the Company’s strategic goal of being a powerful, best-in-class, end-to-end solution for mobile brand acquisition, advertising, and monetization. To realize these anticipated benefits, however, the businesses of Appreciate, AdColony, and Fyber must continue to be successfully integrated. The success of the acquisitions will depend on our ability to realize these anticipated benefits from integrating all three businesses. The acquisitions may fail to realize the anticipated benefits for a variety of reasons, including the following:
•failure to harmonize the full vertical operations;
•failure to successfully take advantage of revenue growth opportunities;

•failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the complementary offerings;
•failure to combine product offerings quickly and effectively;
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
•the loss of key employees;
•the failure to successfully implement internal control and disclosure controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust internal control and disclosure controls, procedures, and policies, in particular, with respect to the effectiveness of internal control, cyber and data security practices and incident response plans, compliance with privacy and other regulations protecting the rights of customers and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•the failure to successfully implement remediation of the material weakness in our internal control over financial reporting related to the presentation of certain revenue net of license fees and revenue share expense and the classification of certain hosting costs described;
•the failure to successfully integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisitions;
•the increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, job types, and lines of business globally; and
•liability for activities of the acquired companies before the acquisitions, including intellectual property, commercial, and other litigation claims or disputes, cyber and data security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.
The integration may result in additional and unforeseen expenses or delays. If we are unable to successfully integrate the business and operations of our recent acquisitions, or if there are delays in integrating the businesses, the anticipated benefits of the acquisitions may not be realized or realized in full or may take longer to realize than expected.
Growth may place significant demands on our management and our infrastructure.
In recent years, we have significantly grown the scale of our business. In addition, during 2021 we consummated the acquisitions of Appreciate, AdColony, and Fyber, which have significantly grown the size and scope of our business. The growth and expansion of our business places significant strain on our management and our operational and financial resources. As we expand our product and service offerings and the usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality, and scaling our business, IT, financial, operating and administrative systems. There can be no assurance that we will appropriately allocate our resources in a manner that results in increased revenue or other growth in our business. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, which would hurt our revenue growth and our reputation. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Even if we are successful in our expansion and integration efforts, they will be expensive and complex and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and integration of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
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
Our operations are global in scope, and we face added business, political, regulatory, legal, operational, financial, and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.
Our operations are global in scope, with operations and sales presence in North America, Germany, Israel, India, South America, Singapore, and Turkey and customers in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue opportunities globally, which will require the dedication of management attention and financial resources.
We expect international sales and growth to continue to be an important component of our revenue and operations. Risks affecting our international operations include:
•challenges caused by distance, language and cultural differences;
•the burdens of complying with multiple and conflicting foreign laws and regulations, including complications due to unexpected changes in these laws and regulations;
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

The Russia-Ukraine Conflict has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, operating results, and financial condition.
On February 24, 2022, Russia launched an invasion of Ukraine that has resulted in an ongoing military conflict between the two countries (the “Russia-Ukraine Conflict”). The Russia-Ukraine Conflict has caused, and is currently expected to continue to cause, political, economic, and social instability, significant disruptions to the regional and the global economy, financial system, international trade, and the transportation and energy sectors, among others. In addition, the Russia-Ukraine Conflict has displaced millions of people, causing an acute refugee crisis in Europe, and has increased the threat of nuclear accidents or attacks, cyberattacks and further regional or global conflicts (including a potential expansion of the Russia-Ukraine Conflict to other countries as well as other unrelated potential conflicts), among other potentially dire consequences. In response to Russia’s actions, multiple countries and governing bodies, including the United States and the European Union, have put in place global sanctions and other severe restrictions or prohibitions on the activities of certain individuals and businesses connected to Russia and/or Belarus. Companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some companies have moved to divest of Russia-based subsidiaries and assets. In addition, the impacts of the Russia-Ukraine Conflict on the supply chain and commodity prices are expected to be profound and may result in substantial inflation in one or more countries (or globally). The ultimate impact of the Russia-Ukraine Conflict and its effect on the geopolitical environment and global economic and commercial activity and conditions, and on our operations, financial condition and performance, and the duration and severity of those effects, is impossible to predict.
Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, changes in user demographics, the availability and popularity of other forms of entertainment, and changing advertiser and developer requirements, which may change rapidly and cannot necessarily be predicted. The Russia-Ukraine Conflict may have a significant adverse impact on, and result in significant losses to, our Company. In particular, we may suffer significant increases in operating costs (including, among other reasons, as a result of the substantial increase in labor and development costs), reductions in customers or reductions in spending on advertising in Europe, including Eastern Europe and Russia, decreases or delays in the introduction of new mobile devices by OEMs in Europe, including Eastern Europe and Russia, decreases in the volume of sales of mobile devices by OEMs in Europe, including Eastern Europe and Russia, and reductions or delays in our deployment of our products and services in Europe, including Eastern Europe and Russia, losses from cyberattacks, reductions in revenue and growth, increased foreign exchange risk and/or unexpected operational losses and liabilities. It may also limit our ability to source, diligence and execute new investments and acquisitions. Developing and further governmental actions (sanctions-related, military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our operations and the strategies we intend to pursue, all of which could adversely affect our business, operating results, and financial condition.
Our financial results could vary significantly from quarter-to-quarter and are difficult to predict.
Our revenue and operating results could vary significantly from quarter-to-quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenue and margins in any quarter.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our results include:
•the number of new products and services released by us and our competitors;
•the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenue in a period;
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
•changes to our product, media, customer or channel mix;
•changes in the economic prospects of advertisers, app developers, or the economy generally, which could alter advertisers’ or developers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
A significant portion of our revenue are currently being derived from a limited number of wireless carriers and customers. If any one of these carriers or customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
In our On Device Media business, we rely on wireless carriers and OEMs to distribute our product and services and therefore the success of our On Device Media business is highly dependent on maintaining successful relationships with the carriers and OEMs. A significant portion of our On Device Media business is derived from a limited number of wireless carriers.
We expect that we will continue to generate a substantial portion of our On Device Media revenue, on a go-forward basis, through relationships with a limited number of wireless carriers for the foreseeable future. Our failure to maintain our relationships with these carriers, establish relationships with new carriers, or a loss or change of terms would materially reduce our revenue and thus harm our business, operating results and financial condition.
We have both exclusive and non-exclusive carrier and OEM agreements. Historically, our carrier and OEM agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier and OEM agreements may vary. In addition, some carrier and OEM agreements provide that the parties can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers and OEMs to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any infringement or breach of a third-party’s intellectual property.
Many other factors outside our control could impair our ability to generate revenue through a given carrier or OEM, including the following:
•the carrier or OEM’s preference for our competitors’ products and services rather than ours;
•the carrier or OEM’s decision not to include or highlight our products and services on the deck of its mobile devices;
•the carrier or OEM’s decision to discontinue the sale of some or all of products and services;
•a failure of the carrier or OEM’s merchandising, provisioning or billing systems;
•the carrier or OEM’s decision to offer its own competing products and services;

•the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;
•the carrier or OEM’s decision to transition to different platforms and revenue models; and
•consolidation among carriers or OEMs.
If any of our carriers or OEMs decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenue they afford us, which could materially harm our business, operating results and financial condition.
A significant portion of our revenue is also impacted by the level of advertising spend. If advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers’ advertising budgets -- our revenue will be impacted negatively, and this impact may be significant.
From time-to-time, we expect that a limited number of the Company’s advertiser customers will account for a significant share of our advertising revenue. This customer concentration increases the risk of quarterly fluctuations in the Company’s revenue and operating results. The Company’s advertiser customers may reduce or terminate their business with us at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising customer representing a substantial portion of our business decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.
The Company’s customer concentration also increases the concentration of its accounts receivable and its exposure to payment defaults by key customers. The Company will generate significant accounts receivable for the services that it provides to its key advertiser customers, which could expose it to substantial and potentially unrecoverable costs if it does not receive payment from them.
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products and services or if we incur excessive expenses promoting, maintaining, and/or enforcing our brand or our products and services, our potential revenue could be limited, our costs could increase, and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers, OEMs, and customers as well as developing new relationships. Promotion of the Company’s brands will depend on our success in providing high-quality products and services. Similarly, recognition of our products and services by customers and users will depend on our ability to develop engaging products and quality services to maintain existing, and attract new, business relationships and users. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our products and services may be interrupted, which may adversely affect our brand. If end users, carriers, OEMs, and customers do not perceive our offerings as high-quality or if we introduce new products and services that are not favorably received by our end users, carriers, OEMs, and customers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our products and services will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our products and services, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged and subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in foreign, federal, state, and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommending people remain at home. Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 will disrupt the U.S. economy, consumer confidence, and the demand for our service offerings. COVID-19 and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers and partners operate, and are significantly impacting economic activity and financial markets. The extent to which COVID-19 ultimately impacts our operational and financial performance will depend on future developments, including the duration and spread of the outbreak and the impact on carriers, OEMs, customers, and employees, all of which are highly uncertain and cannot be predicted, which could include reductions in sales of smartphones, tablets, and other devices or reductions in discretionary spending by customers or disruptions in employee or Company performance. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. We are conducting business as usual, with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by foreign, federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Downturns in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results, or financial condition.
Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the United States and the global economy, including the Russia-Ukraine Conflict, inflation and global supply constraints. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.
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
•Our primary competition for On Device Media comes from the Google Play application store. Broadly, our On Device Media platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as Facebook, Snapchat, lronSource, lnMobi, Cheetah Mobile, Baidu, Magnite, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
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

The Company also competes with in-house solutions used by companies that choose to coordinate mobile advertising across their own properties. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, application developers, advertisers or other parties, thereby limiting the Company’s ability to promote its services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or publishers or by introducing new technology tools for advertisers or developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. The Company’s business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, companies may have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large application developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing the Company’s services. Other companies that offer analytics, mediation, exchange or other third-party products and services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for the Company to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:
•significantly greater revenue and financial resources;
•stronger brand and consumer recognition regionally or worldwide;
•the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•more substantial intellectual property of their own from which they can develop products and services without having to pay royalties and also block competitors’ access to such intellectual property;
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
•inconsistent quality of cellular or wireless connections;
•unavailability of cost-effective, high-speed Internet service;
•changes in network carrier pricing plans that charge device users based on the amount of data consumed; and
•new technology which is not compatible with our products and offerings.
For any of these or other reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of applications or amount of content they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and our ability to remain profitable.

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
Technology changes in the wireless industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services, and other mobile entertainment products, competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to customers or end users, or both. If we cannot achieve our technology goals within our original development schedule, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenue, increase our development expenses and harm our reputation. Alternatively, we may increase our product development resources in an attempt either to preserve our product launch schedule or to keep up with our competition. In either case, our business, operating results and financial condition could be materially harmed.
The complexity of and incompatibilities among mobile devices may require us to use additional resources for the development of our products and services.
To reach large numbers of wireless subscribers, application developers, and wireless carriers, we must support numerous mobile devices and technologies. However, keeping pace with the rapid innovation of mobile device technologies together with the continuous introduction of new, and often incompatible, mobile device models by wireless carriers requires us to make continuous investments in product development and maintenance, including talent, technologies, and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of mobile device models continues to proliferate. In addition, as more advanced mobile devices are introduced that enable more complex, feature-rich products and services, we anticipate that our product development and maintenance costs will increase, which could increase the risks associated with one or more of our products or services and could materially harm our operating results and financial condition.
If wireless subscribers do not continue to use their mobile devices to access mobile content and other applications, our business growth and future revenue may be adversely affected.
We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their mobile devices to access data services we develop and distribute. New or different mobile content applications developed by our current or future competitors may be preferred by subscribers to our offerings. In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms. If the market for our products and services does not continue to grow or we are unable to acquire new customers or end users, our business growth and future revenue could be adversely affected. If customers or end users switch their advertising or entertainment spending away from the kinds of offerings that we provide, or switch to platforms or distribution where we do not have comparative strengths, our revenue would likely decline and our business, operating results and financial condition would suffer.

A shift of technology platform by wireless carriers and mobile device manufacturers could lengthen the development period for our offerings, increase our costs, and cause our offerings to be of lower quality or to be published later than anticipated.
Mobile devices require multimedia capabilities enabled by operating systems capable of running applications, products and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. Specifically, our products are currently compatible with the Android only. If this operating system falls out of favor with mobile device manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
We may be unable to develop and introduce in a timely way new products or services, and our products and services may have defects or failures, which could harm our brand.
The planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenue or damage to our reputation and brand. If any of our products or services is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships, damage to our customer relationships, and damage to our reputation and brand. In addition, new products and services may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a product or service is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.
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

The Company will depend on publishers, developers and distribution partners for mobile advertising space to deliver its advertiser customers’ advertising campaigns, and any decline in the supply of advertising inventory could hurt its business. The Company will depend on publishers, developers and distribution partners to provide it with space within their applications, which we refer to as “advertising inventory,” on which the Company will deliver ads. We anticipate that a significant portion of the Company’s revenue will derive from the advertising inventory provided by a limited number of publishers, developers and distribution partners. The Company will have minimum or fixed commitments for advertising inventory with some but not all of its publishers, developers and distribution partners, including certain wireless carriers in the United States and internationally. The Company intends to expand the number of publishers, developers and distribution partners subject to minimum or fixed arrangements. Outside of those relationships however, the publishers, developers and distribution partners that will sell their advertising inventory to the Company are not required to provide any minimum amounts of advertising space to the Company, nor are they contractually bound to provide the Company with a consistent supply of advertising inventory. Such publishers, developers and distribution partners can change the amount of inventory they make available to the Company at any time. They may also change the price at which they offer inventory to the Company, or they may elect to make advertising space available to its competitors who offer ads to them on more favorable economic terms. In addition, publishers, developers and distribution partners may place significant restrictions on the Company’s use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. They may also use a fee-based or subscription-based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.
If publishers, developers and distribution partners decide not to make advertising inventory available to the Company for any of these reasons, decide to increase the price of inventory, or place restrictions on the Company’s use of their advertising space, the Company may not be able to replace this with inventory from others that satisfy the Company’s requirements in a timely and cost-effective manner. If this happens, the Company’s revenue could decline or its cost of acquiring inventory could increase.
End user tastes are continually changing and are often unpredictable. If we fail to develop and publish new products and services that achieve market acceptance, our sales would suffer.
Our business depends in part on deploying new products and services to customers and through wireless carriers and OEMs that end users buy. We must continue to invest significant resources in licensing efforts, product development, and regional expansion to enhance our offering of new products and services, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and the availability of other entertainment activities. If our products and services are not responsive to the requirements of our advertisers, carriers or the entertainment preferences of end users, or are not brought to market in a timely and effective manner, our business, operating results, and financial condition would be harmed. Even if our products and services are successfully introduced, marketed effectively, and initially adopted, a subsequent shift in our advertisers, carriers, or the entertainment, shopping, and mobile preferences of end users, or our relationship with third-party billing aggregators could cause a decline in the popularity of, or access to, our offerings and could materially reduce our revenue and harm our business, operating results, and financial condition.
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

Actual or perceived security vulnerabilities in mobile devices or wireless networks could adversely affect our revenue.
Maintaining the security of mobile devices and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and mobile devices. Security experts have identified computer “worm” programs that target mobile devices running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to reduce or delay future purchases of our products or reduce or delay the use of their mobile devices. Wireless carriers and OEMs may also increase their expenditures on protecting their wireless networks and mobile device products from attack, which could delay adoption of new mobile device models. Any of these activities could adversely affect our revenue and this could harm our business, operating results and financial condition.
We may be subject to legal liability (including potential issues with the use of intellectual property) associated with providing mobile and online services.
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

Our products, services, and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
Our products, services and systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products, services and systems depend on the ability of such software to transfer, store, retrieve, process, and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for customers and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could materially and adversely affect our business, financial condition, and results of operations.
We currently serve our customers from data centers in the United States and other locations worldwide, which are operated by third-party cloud hosting providers. We use various third-party cloud hosting providers, such as Amazon Web Services (“AWS”), to provide cloud infrastructure for our platform. Our platform relies on the operations of this infrastructure. Customers need to be able to access, send requests and receive communication from our platform at any time, without interruption or degradation of performance. In addition, our platform depends on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our platform or serve our customers, which could materially and adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or incur additional costs under our customer and partner agreements or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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
The Company does not have long-term agreements with its advertiser and publisher customers, and it may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to the Company.
An important component of the Company’s future success is to retain and expand our relationships with existing customers and attract new customers. In order for the Company to maintain or improve our results of operations, it is important that the Company maintain positive relationships with existing customers and that they are satisfied with the products and services we provide. Our customer retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, such as the performance and perceived value associated with our products and services, including their perception of our continued development of products and services that are important to them, the business strength or weakness of our customers, the success of our customers’ apps and their ability to monetize their apps, the success of our customers’ advertising campaigns, the entry and success of competitive products and overall general economic conditions in the geographic regions in which we operate. However, our efforts may not be successful despite the resources we devote to them, and our customers may choose to decrease their use of the Company’s platform, switch to one of our competitors or replace our products with similar technology that the customer creates internally.

The Company’s contracts with its advertiser and publisher customers do not generally include long-term obligations requiring them to purchase the Company’s services and are cancellable upon short or no notice and without penalty. As a result, the Company may have limited visibility as to its future advertising revenue streams. The Company gives no assurance that its advertiser and publisher customers will continue to use its services or that it will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major advertising customer representing a significant portion of the Company’s business decides to materially reduce its use of the Company’s platform or to cease using the Company’s platform altogether, it is possible that the Company would not have a sufficient supply of ads to fill its developers’, carriers’, or OEMs’ advertising inventory, in which case the Company’s revenue could be significantly reduced. Customers in general may shift their business to a competitor’s platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons. Any non-renewal, renegotiation, cancellation or deferral of large customer contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in the Company’s revenue and harm its business.
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
In some cases, the parties that control the development of mobile connected devices and operating systems include companies that the Company would regard as its most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Google Play and Android™ platform operating system. If the Company’s mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair, restrict or limit the Company’s ability to place or provide ads on them or its ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, the Company’s ability to maintain and grow its business will be impaired, and the Company’s results of operations and financial condition would be adversely affected, perhaps materially.
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
The Company’s business may involve the use, transmission, and storage of confidential information and personally identifiable information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
The Company may at times collect, store and transmit information of, or on behalf of, its customers that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. The Company intends to take reasonable steps to protect the security, integrity and confidentiality of the information it collects and stores, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite the Company’s efforts to protect this information. If such unauthorized disclosure or access does occur, the Company may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. Further certain foreign countries have adopted laws applicable to personal identifiable information and data breaches. The Company may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of its commercial relationships or a reduction in customer confidence and usage of its services. The Company may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage its reputation among its current and potential customers, require significant expenditures of capital and other resources and cause it to lose business and revenue.
Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation or intellectual property claims, blocked or limited by technical changes on end users’ devices and web browsers, or our and our customers’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers, publishers and revenue.
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the California Consumer Privacy Act of 2018 (“CCPA”) or a potential federal privacy law, then our demand-side service may prove to be less valuable to our advertising customers and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

Digital advertising mostly relies on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our customers decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our customers rely on device identifiers to add information they have collected or acquired about users into our platform. Without such data, our customers may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer, Microsoft Edge and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers-Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge-block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and limiting support for third-party cookies and user agent strings. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.
Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, effective in April 2021, Apple requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could impact our growth in this channel.
In addition, in the European Union, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the General Data Protection Regulation 2016/679 (“GDPR”) and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate and not adopted, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations browser-based or similar “do not sell” signals. California’s Privacy Rights Act (“CPRA”), similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rule-making to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our customers may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.
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
System failures could significantly disrupt the Company’s operations and cause it to lose advertiser or publisher customers or advertising inventory.
The Company’s success will depend on the continuing and uninterrupted performance of its own internal systems, which the Company will utilize to bid and place ads, deliver applications and ads, monitor the performance of advertising campaigns and manage its inventory of advertising space. Its revenue will depend on the technological ability of its platforms to deliver applications and ads. Sustained or repeated system failures that interrupt its ability to provide services to customers, including technological failures affecting its ability to deliver applications and ads quickly and accurately and to process mobile device users’ responses to applications and ads, could significantly reduce the attractiveness of its services to advertisers and publishers and reduce its revenue. The combined systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps the Company takes to increase the reliability and redundancy of its systems may be expensive and may not ultimately be successful in preventing system failures.
System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. We manage and store various proprietary information and sensitive or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to provide services and interrupt other processes. Delayed sales, lower margins, increased cost, or lost customers resulting from these disruptions could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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
Most jurisdictions in which we or our customers operate have adopted, or are in the process of adopting, privacy, data protection and data security laws. In this regard, it is important to highlight the European Union’s GDPR, which went into effect in May 2018. The GDPR regulates the collection, control, processing, sharing, disclosure and other uses of data relating to personal data. Further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned with the GDPR. The GDPR, UK GDPR, and national implementing legislation in European Economic Area (“EEA”) member states and the UK impose a strict data protection compliance regime including:
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
We are subject to the supervision of local data protection authorities in those EEA and UK jurisdictions where we are established or otherwise subject to the GDPR and the UK GDPR. Fines for certain breaches of the GDPR are significant, including fines up to the greater of €20 million or 4% of global turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of data, enforcement notices or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law (LGPD). We are also subject to the LGPD.
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
Certain other state laws impose similar privacy obligations. For example, Virginia has passed the Virginia Consumer Data Protection Act which will take effect on January 1, 2023. Colorado has passed the Colorado Privacy Act that will take effect on July 1, 2023. Utah has passed the Utah Consumer Privacy Act that will take effect on December 31, 2023. We also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for a new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Data privacy legislation restricts the cross-border transfer of personal data and some countries introduced data localization into their laws. Specifically, the GDPR, the UK GDPR and other European and UK data protection laws generally prohibit the transfer of personal data from the EEA, the UK and Switzerland, to the United States and most other countries unless the transfer is to an entity established in a country deemed to provide adequate protection (such as Israel) or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Where we transfer personal data outside the EEA or the UK to a country that is not deemed to be “adequate,” we ensure we comply with applicable laws including where we can rely on derogation (e.g. where the transfer is necessary for the performance of a contract) or we may put in place standard contractual clauses. We have previously also relied on relevant third parties’ Privacy Shield (as defined below) certifications.
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
On March 25, 2022, the U.S. and the EU announced an “agreement in principle” with respect to trans-Atlantic transfers that could take the place of the EU-US Privacy Shield Framework. However, it is not clear when this development will become available and/or whether it will withstand judicial and/or administrative review.
Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our solutions and operating our business.
In addition, we are also subject to the Israeli Privacy Protection Law 5741-1981 (the “PPL”), and its regulations, including the Israeli Privacy Protection Regulations (Data Security) 2017 (the “Data Security Regulations”), which came into effect in Israel in May 2018 and impose obligations with respect to the manner personal data is processed, maintained, transferred, disclosed, accessed and secured, as well as the guidelines of the Israeli Privacy Protection Authority. In this respect, the Data Security Regulations may require us to adjust our data protection and data security practices, data security measures, certain organizational procedures, applicable positions (such as an data security manager) and other technical and organizational security measures. Failure to comply with the PPL, its regulations and guidelines issued by the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. The Israeli Privacy Protection Authority may initiate administrative inspection proceedings from time to time without any suspicion of any particular breach of the PPL, as the Israeli Privacy Protection Authority has done in the past with respect to dozens of Israeli companies in various business sectors. In addition, to the extent that any administrative supervision procedure is initiated by the Israeli Privacy Protection Authority that reveals certain irregularities with respect to our compliance with the PPL, we may need to take certain remedial actions to rectify such irregularities, which may increase our costs and may also expose us to administrative fines, civil claims (including class actions) and in certain cases, criminal liability.
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
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. We have operations, deal with carriers, and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, Latin America, and Asia. Further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. As we increase our international sales and business, particularly in countries with a low score on the Corruption Perceptions Index, of Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.
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
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our customers’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business, financial condition and results of operations.
We rely on our current understanding of regional regulatory requirements pertaining to the marketing, advertising, and promotion of our products and services, and any adverse change in such regulations, or a finding that we did not properly understand such regulations, may significantly impact our ability to market, advertise, and promote our products and services and thereby adversely impact our revenue, our operating results, and our financial condition.
Some portions of our business rely extensively on marketing, advertising and promoting our products and services requiring it to have an understanding of the local laws and regulations governing our business. Additionally, we rely on the policies and procedures of wireless carriers and should those change, there could be an adverse impact on our products. In the event that we have relied on inaccurate information or advice, and engage in marketing, advertising or promotional activities that are not permitted, we may be subject to penalties, restricted from engaging in further activities or altogether prohibited from offering our products and services in a particular territory, all or any of which will adversely impact our revenue and thus our operating results and financial condition.
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

On Device Media Risks
Our revenue may fluctuate significantly based on mobile device sell-through, over which we have no control.
A significant portion of our revenue is impacted by the level of sell-through of mobile devices on which our software is installed. Demand for mobile devices sold by carriers and OEMs varies materially by device, and if our software is installed on devices for which demand is lower than our expectations -- a factor over which we have no control as we do not market mobile devices -- our On Device Media revenue will be impacted negatively, and this impact may be significant. As our software is deployed on an increasingly diverse universe of devices, we expect this risk will decrease, as the relative performance of one device over another device would have less impact on us, but until we achieve wider diversification in our device installations, we will continue to be subject to revenue fluctuations based on device sell-through, and such fluctuations can be material. Further, it is difficult to predict the level of demand for a particular device, making our revenue projections correspondingly difficult.
Wireless carriers provide a limited selection of products that are accessible to their subscribers through their mobile devices. The inherent limitation on the volume of products available on the mobile device is a function of the screen size of mobile devices and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. If carriers choose to give our products less favorable placement or reduce our slot count on the phone, our products may be less successful than we anticipate, our revenue may decline and our business, operating results and financial condition may be materially harmed. In addition, if carriers or other participants in the market favor another competitor’s products over our products, or opt not to enable and implement our technology to unify operating systems, our future growth could suffer and our revenue could be negatively affected.
Activities of the Company’s advertiser customers could damage the Company’s reputation or give rise to legal claims against it.
The Company’s advertiser customers’ promotion of their products and services may not comply with foreign, federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of the Company’s customers to comply with foreign, federal, state or local laws or its policies could damage the Company’s reputation and expose it to liability under these laws. The Company may also be liable to third parties for content in the ads it delivers if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although the Company will generally receive assurance from its advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although it will normally be indemnified by the advertisers, a third-party or regulatory authority may still file a claim against the Company. Any such claims could be costly and time-consuming to defend and could also hurt the Company’s reputation. Further, if the Company is exposed to legal liability as a result of the activities of its advertiser customers, the Company could be required to pay substantial fines or penalties, redesign its business methods, discontinue some of its services or otherwise expend significant resources.
Mobile applications and advertising are relatively new, as are our products, which are evolving, and growth in revenue from those areas is uncertain and changes in the industry may negatively affect our revenue and financial results.
While we anticipate that mobile usage will continue to be the primary driver of revenue related to applications and advertising for the foreseeable future, there could be changes in the industry of mobile carriers and OEMs that could have a negative impact on these growth prospects for our business and our financial performance. Additionally, advertising cost per install (“CPI”) revenue realized could be negatively impacted by end user application “open-rates”. The open-rates realized on advertising campaigns in the marketplace today could vary compared to the open-rates realized for applications distributed via our products. Reduced open-rates could have a negative impact on the success of our products and our potential revenue earned from CPI. The mobile advertising market remains a new and evolving market and if we are unable to grow revenue or successfully monetize our customer and potential customer relationships, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.

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
If we fail to deliver our products and services ahead of the commercial launch of new mobile device models, our sales may suffer.
Our business is dependent, in part, on the commercial sale of smartphone handsets. We do not control the timing of these mobile device launches. Some new mobile devices are sold by carriers with certain of our products and applications preloaded, and many end users who use our services do so after they purchase their new mobile devices to experience the new features of those mobile devices. Some of our products require mobile device manufacturers give us access to their mobile devices prior to commercial release. If one or more major mobile device manufacturers were to cease to provide us access to new mobile device models prior to commercial release, we might be unable to introduce compatible versions of our products and services for those mobile devices in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of launch delays, we miss the opportunity to sell products and services when new mobile devices are shipped or our end users upgrade to a new mobile device, or if we miss the key holiday selling period, either because the introduction of a new mobile device is delayed or we do not deploy our products and services in time for seasonal increases in mobile device sales, our revenue would likely decline and our business, operating results and financial condition would likely suffer.
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
Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by the Company’s advertising customers. If the network of a mobile operator should fail for any reason, the Company would not be able to effectively provide its services to its customers through that mobile network. This, in turn, could hurt the Company’s reputation and cause it to lose significant revenue.
Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. The Company anticipates generating different amounts of revenue from its advertiser customers based on the content the Company delivers. In most cases, the Company will be paid by advertisers on a CPI basis, when an install of an advertised application occurs. Different types of advertising content consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier’s network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect the Company’s pricing practices and inhibit its ability to deliver targeted advertising to that carrier’s users, both of which could impair the Company’s ability to generate revenue. Mobile connected device users may choose not to allow advertising on their devices.

The success of the Company’s On Device Media business model will depend on its ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from the Company’s platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, the Company’s ability to deliver effective advertising campaigns on behalf of its advertiser customers would suffer, which could hurt its ability to generate revenue and remain profitable.
Media Demand Risks
If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including video, display, CTV, audio and mobile inventory. The amount, quality and cost of inventory available to us can and does change at any time and from time to time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
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
As new types of inventory become available, we will need to expend significant resources to ensure we have access to such new inventory. For example, although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, customer retention and loyalty, and our financial condition and results of operations could be harmed.

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and those of our partners and negatively impact our business, financial condition and results of operations.
We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our customers and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our customers may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be successful in our efforts. Our customers could intentionally run campaigns that do not meet the standards of our inventory suppliers or attempt to use illegal or unethical targeting practices or seek to display advertising in jurisdictions that do not permit such advertising or in which the regulatory environment is uncertain, in which case our supply of ad inventory from such suppliers could be jeopardized. Some of our competitors undertake human review of content, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our customers’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.
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
Our future success also depends on our ability to identify, attract, and retain highly skilled technical, managerial, financial, marketing, and creative talent. We face intense competition for qualified individuals from numerous technology, marketing, and mobile entertainment companies. Further, we conduct international operations in North America, Germany, Israel, India, South America, Singapore, and Turkey, areas that, similarly to our headquarters region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals, which may require us to incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational, and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified talent we need to succeed, our business would suffer.
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
We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed.
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
Risks Related to Our Intellectual Property and Potential Liability
Third parties may obtain and improperly use our intellectual property; and if so, our competitive position may be adversely affected, particularly if we do not, or are unable to, adequately protect our intellectual property rights.
Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret, patent, and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights.

We face risks associated with our trademarks. For example, there is a risk that our international trademark applications may be considered too generic or that the words “Digital” or “Turbine” could be separately or compositely trademarked by third parties with competitive products who may try and block our applications or sue us for trademark dilution which could have adverse effects on our financial status. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.
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
Third parties may sue us for intellectual property infringement, which may prevent or limit our use of the intellectual property and disrupt our business and could require us to pay significant damage awards.
Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could prevent or limit our use of the intellectual property and disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using such intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or software or to license the infringed or similar technology or software on a timely basis could force us to withdraw products and services from the market or prevent us from introducing new products and services. In addition, even if we are able to license the infringed or similar technology or software, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.
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
The Company’s outstanding secured indebtedness of $524.1 million as of March 31, 2022, and its ability to borrow additional amounts under its $525.0 million revolving credit facility, could have significant negative consequences including:
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
On April 29, 2021, we borrowed approximately $107.0 million under our senior revolving credit facility, and on May 25, 2021, we borrowed an additional $130.0 million under our senior revolving credit facility to fund the cash closing payments for the AdColony and Fyber acquisitions, respectively. In addition, under the terms of the Share Purchase Agreement for the acquisition of AdColony, on January 15, 2022, we paid AdColony an earn-out payment of $204.5 million with available cash-on-hand and borrowings of $179.0 million under our senior revolving credit facility.
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
The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including the risk factors described in this Form 10-K and announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:
•quarterly variations in our revenue and operating expenses;
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
Any sale or issuance of common stock by us in a future offering or acquisition could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth or external growth by acquiring complimentary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.
We may choose to raise additional capital to finance the purchase price of acquisitions or to otherwise accelerate the growth of our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all.
Should we choose to pursue alternatives to accelerate the growth or enhance our existing business, we may require significant cash outlays and commitments. If our cash, cash equivalents and short-term investments balances, and any cash generated from operations are not sufficient to meet our cash requirements, we may seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock.
Future sales of our common stock in the public market could lower the market price of our common stock.
In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital. In addition, we have issued shares of our common stock to complete acquisitions and have issued approximately 1,200,000 shares subsequent to our fiscal year ended March 31, 2022, associated with the Fyber earn-out payment. We may issue shares of our common stock in the future to complete additional acquisitions. Also, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, and the vesting of restricted stock units and restricted stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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

We do not anticipate paying dividends.
Our secured and unsecured indebtedness essentially prevents all payments of dividends to our stockholders. Even if such dividends were permitted by the applicable lenders, we have never paid cash or other dividends on our common stock. Subject to the restrictions in our senior credit facility, payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is if we begin to generate excess cash flow. Our Board of Directors does not intend to declare dividends for the foreseeable future.
We have identified a material weakness in our internal control over financial reporting and disclosure controls and procedures which could, if not remediated, result in additional material misstatements in our financial statements. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to maintain, evaluate and report on disclosure controls and procedures and internal control over financial reporting, that meet the applicable standards. We have identified a material weakness in our internal control over financial reporting related to the presentation of certain revenue net of license fees and revenue share expense and the classification of certain hosting costs. Management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2022. We are actively engaged in implementing a remediation plan designed to address the material weakness. We cannot be certain that measures taken by the Company to remediate the material weakness will be successful. Also, we cannot be certain that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. For additional information on the foregoing, see “Item 9A — Controls and procedures — Management’s Report on Internal Control over Financial Reporting.”
Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover additional material weaknesses in our internal control or are unable to remediate our existing material weakness, the disclosure of those matters could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of the Sarbanes-Oxley Act, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members for our Board of Directors.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. Additionally, the time and effort required to maintain communications with stockholders and the public markets can be demanding on senior management, which can divert focus from operational and strategic efforts. The requirements of the public markets and the related regulatory requirements have resulted in an increase in our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming, and costly, and may place undue strain on our talent, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of wireless carriers for information regarding the amount of sales of our products and services and to determine the amount of royalties we owe branded content licensors and the amount of our revenue. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The principal offices of Digital Turbine, Inc. are located in Austin, Texas. The Company also leases properties, primarily for office space, in Durham, North Carolina, Arlington, Virginia, San Mateo, California, Los Angeles, California, and San Francisco, California in the United States. Internationally, the Company leases properties, primarily for office space, in Singapore, Berlin, Germany, and Tel Aviv, Israel.

ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 13, "Commitments and Contingencies", of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.”
Holders
    As of May 24, 2022, there were 99 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2022.
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
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2017 and March 31, 2022, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
ITEM 6.    RESERVED
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
All dollar amounts, except share amounts, in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K are in thousands.
Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers ("OEMs"). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application ("app" or "apps") publishers and developers.

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
The Company’s payment and performance obligations under the New Credit Agreement and related loan documents are secured by substantially all of its personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Company acquires any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
As of March 31, 2022, we had $524,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds were used to finance the acquisitions detailed below. As of March 31, 2022, we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Acquisitions
The Company recently completed the acquisitions of Appreciate, AdColony Holding AS ("AdColony"), and Fyber, N.V. ("Fyber") to execute on its expressed strategy of becoming a leading end-to-end solution for mobile brand acquisition, advertising, and monetization. The following is a summary of each of those acquisitions:
Appreciate: On March 1, 2021, Digital Turbine, through its wholly-owned subsidiary Digital Turbine (EMEA) Ltd. ("DT EMEA"), an Israeli company, entered into a Share Purchase Agreement with Triapodi Ltd., an Israeli company (d/b/a Appreciate) (“Appreciate”), the stockholder representative, and the stockholders of Appreciate, pursuant to which DT EMEA acquired, on March 2, 2021, all of the outstanding capital stock of Appreciate in exchange for total consideration of $20,003 in cash (the "Appreciate Acquisition"). Under the terms of the Share Purchase Agreement, DT EMEA entered into bonus arrangements to pay up to $6,000 in retention bonuses and performance bonuses to the founders and certain other employees of Appreciate. None of the goodwill recognized was deductible for tax purposes.
The acquisition of Appreciate delivered valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.

AdColony Holding AS: On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the "AdColony Acquisition"). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenue, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period.
AdColony is a leading mobile advertising platform servicing advertisers and publishers. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands. With the addition of AdColony, the Company expanded its collective experience, reach, and suite of capabilities to benefit mobile advertisers and publishers around the globe. Performance-based spending trends by large, established brand advertisers present material upside opportunities for platforms with unique technology deployable across exclusive access to inventory.
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
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
On January 15, 2022, the Company paid the AdColony Acquisition earn-out consideration of $204,500 with available cash-on-hand and an additional $179,000 of borrowings under the New Credit Agreement.
The Company recognized $4,214 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive income / (loss) for the year ended March 31, 2022.
Fyber N.V.: On May 25, 2021, the Company completed the initial closing of the acquisition of at least 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") among Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) were (to the Company's knowledge) widely held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.
Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution. Fyber represents an important and strategic addition for the Company in its mission to develop one of the largest full-stack, fully independent, mobile advertising solutions in the industry. The combined platform offering is advantageously positioned to leverage the Company’s existing on-device software presence and global distribution footprint.
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
4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during the Company's fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and
iii.Contingent upon Fyber’s net revenue (revenue less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate, will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
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
As of March 31, 2022, the Company determined Fyber's net revenue for the measurement period exceeded $100,000. As a result, the Company recorded a charge of $50,000 to change in fair value of contingent consideration on the consolidated statement of operations and comprehensive income / (loss) for the fiscal year ended March 31, 2022, which was also recorded in acquisition purchase price liabilities on the consolidated balance sheet as of March 31, 2022. The Company settled the obligation through the issuance of approximately 1,200,000 shares of the Company's common stock subsequent to its fiscal year ended March 31, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of March 31, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
The Company recognized $18,698 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive income / (loss) for the year ended March 31, 2022.

Segment Reporting
Prior to the acquisitions of both AdColony and Fyber, the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company operates through the following three segments, each of which is a reportable segment:
•On Device Media ("ODM") - This segment is the legacy single reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenue from products and services that simplify the discovery and delivery of mobile apps and content media for device end-users. The Company provides ODM solutions to all participants in the mobile application ecosystem who want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•In App Media – AdColony ("IAM-A") - The Company's In App Media - AdColony ("IAM-A") segment provides a platform that allows mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The IAM-A platform allows demand side platforms ("DSPs"), advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. IAM-A also provides brand and performance advertising services to advertisers and agencies. IAM-A customers are primarily DSPs, advertisers and agencies and relationships with app publishers are a key success factor.
•In App Media – Fyber ("IAM-F") - The Company’s In-App Media - Fyber ("IAM-F") segment consists of products and services to enable agencies, brands, and app developers to reach large audiences while achieving key performance indicators ranging from reach to frequency, cost-per-install, and return on ad spend. These campaigns are filled via in-house developed technologies and platforms customized to reach a wide array of audiences globally while being compatible with industry-recognized partners around measurement, data matching, and creative services. IAM-F customers are primarily DSPs, advertisers and agencies and relationships with app publishers are a key success factor.
Impact of COVID-19
Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. Due to the continued uncertainties associated with the COVID 19 pandemic, it is difficult to predict how our business and the demand for our service offerings will be impacted. The extent to which COVID-19 impacts our operational and financial performance will depend in part on actions taken by governments, individuals and businesses, including carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, and application developers and in-app advertisers in relation to demand for advertising. If COVID-19 continues to have a significant negative impact on global economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. Presently, we are conducting business as usual, with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. See the section titles "Item 1A. Risk Factors - Public health issues, such as major epidemic or pandemic, could adversely affect our business or financial results" for additional information.

RESULTS OF OPERATIONS
The following discusses the results of our operations for the year ended March 31, 2022, compared to the year ended March 31, 2021. For a discussion of the results of our operations for the year ended March 31, 2021, compared to the year ended March 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with SEC on June 10, 2021. References to “Notes” are notes to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
Net revenue ($ in thousands)

	Year ended March 31,
	2022	2021	% of Change
Net revenue
On Device Media	$502,636	$313,579	60.3%
In App Media - AdColony	169,725	—	100.0%
In App Media - Fyber	92,611	—	100.0%
Elimination	(17,376)	—	(100.0)%
Total net revenue	$747,596	$313,579	138.4%
Fiscal 2022 compared to fiscal 2021
During the year ended March 31, 2022, net revenue increased by $434,017 or 138.4% compared to the prior year. The increase was due to a combination of continuing organic growth of the Company's legacy business (now the On Device Media segment) and contributions from recent acquisitions. When the Company reports revenue on a net basis, net revenue from the transaction is reported net of the license fees and revenue share expense associated with the transaction. Approximately $139,241 of our net revenue for the year ended March 31, 2022, was reported net of the associated license fees and revenue share expense.
On Device Media
The Company's ODM segment generates revenue from services that deliver mobile application media or content media to end users. This segment is the legacy reporting segment of Digital Turbine (previously called Media Distribution) and its customers are mobile device carriers and OEMs as well as advertisers. During the year ended March 31, 2022, ODM revenue increased by $189,057 or 60.3% compared to the prior year. The increase was primarily due to increased demand for our application media and content media distribution services, which led to higher revenue per available placement, as well as increased revenue from advertising partners as placement across existing commercial partners expanded, distribution with new partners expanded, and new services and features were deployed or expanded upon. Increase in application media distribution increased $150,132 as compared to the prior year, while content media distribution increased $38,925 as compared to the prior year.
In App Media - AdColony
The Company's IAM-A segment is comprised of the operations of the AdColony Acquisition and generates revenue from its platform that allows demand side platforms ("DSPs"), advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. IAM-A also provides brand and performance advertising services to advertisers and agencies. Total net revenue for the year ended March 31, 2022 was $169,725.
Revenue for the IAM-A segment is reported on both a gross and net (revenue, net of license fees and revenue share expense) basis. Revenue from its brand and performance services are reported on a gross basis as the Company acts as a principal in the transaction and generated net revenue of $123,094 for the year ended March 31, 2022. Revenue reported on a net basis are primarily related to the segment's platform that enables programmatic, real-time bidding for ad impressions as the Company acts as an agent in the transactions and had net revenue of $46,631 for the year ended March 31, 2022. Please see Note 3, "Acquisitions," for further information.

In App Media - Fyber
The Company's IAM-F segment provides a platform that allows mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The IAM-F platform allows demand side platforms ("DSPs"), advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The IAM-F segment is comprised of the Fyber Acquisition and, reports revenue on a net (revenue, net of license fees and revenue share expense) basis as the Company acts as an agent in the transactions. Net revenue for the year ended March 31, 2022,were $92,611 Please see Note 3, "Acquisitions," for further information.
Costs of revenue and operating expenses ($ in thousands)

	Year ended March 31,
	2022	2021	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$370,648	$178,649	107.5%
Other direct costs of revenue	29,838	2,358	1,165.4%
Product development	52,723	20,119	162.1%
Sales and marketing	63,309	19,304	228.0%
General and administrative	138,837	33,940	309.1%
Total costs of revenue and operating expenses	$655,355	$254,370	157.6%
Fiscal 2022 compared to fiscal 2021
For the year ended March 31, 2022, total costs of revenue and operating expenses increased by $400,985 compared to the year ended March 31, 2021. The increase in total costs of revenue and operating expenses was a result of continuing organic growth and the acquisitions of Appreciate, AdColony, and Fyber. Costs of revenue and operating expenses included transaction costs of $26,237 for the year ended March 31, 2022, compared to $3,413 for the year ended March 31, 2021.
License fees and revenue share
License fees and revenue share include amounts paid to our carrier and OEM partners, as well as app publishers and developers who drive the revenue generated from advertising via direct cost-per-thousand ("CPM"), cost-per-install (CPI), cost-per-placement ("CPP"), or cost-per-acquisition ("CPA") arrangements, and are recorded as a cost of revenue. In addition, when indirect arrangements exist through advertising aggregators (ad networks) and revenue is shared with our carrier and app development partners, the shared revenue is also recorded as a cost of revenue.
License fees and revenue share increased by $191,999 to $370,648 for the year ended March 31, 2022, and was 49.6% as a percentage of total net revenue compared to $178,649, or 57.0% of total net revenue, for the year ended March 31, 2021.
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
Other direct costs of revenue increased to $29,838 for the year ended March 31, 2022, and was 4.0% as a percentage of total net revenue compared to $2,358, or 0.8% of total net revenue, for the year ended March 31, 2021.
The increase in other direct costs of revenue for the year ended March 31, 2022, compared to the prior year, was primarily driven by our recent acquisitions and continued growth for the legacy On Device Media segment, both of which contributed to significant increases in hosting costs.

Product development
Product development expenses include the development and maintenance of the Company's product suite and are primarily a function of personnel.
Product development expenses increased by $32,604 to $52,723 for the year ended March 31, 2022, and was 7.1% as a percentage of total net revenue compared to $20,119, or 6.4% of total net revenue, for the year ended March 31, 2021. For the years ended March 31, 2022 and 2021, product development expenses included acquisition-related costs of $2,699 and $92, respectively. Excluding acquisition-related costs, product development expenses as a percentage of total net revenue was relatively consistent, increasing to 6.7% for the fiscal year ended March 31, 2022, from 6.4% for fiscal year ended and March 31, 2021.
The increase in product development expenses for the year ended March 31, 2022, compared to the prior year, was primarily attributable to higher product development headcount, both organically and through our recent acquisitions, and incremental third-party development costs due to increased development activities to support revenue growth.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses increased by $44,005 to $63,309 for the year ended March 31, 2022, and was 8.5% as a percentage of total net revenue compared to $19,304, or 6.2% of total net revenue, for the year ended March 31, 2021. For the year ended March 31, 2022, sales and marketing expenses included $512 of acquisition-related costs. Excluding acquisition-related costs, sales and marketing expenses as a percentage of total net revenue was 8.4% for the year ended March 31, 2022.
The increase in sales and marketing expenses for the year ended March 31, 2022, compared to the prior year, was primarily due to our recent acquisitions and additional headcount in existing markets to support the Company's continued expansion of its global footprint. The increase in sales and marketing expenses as a percentage of total net revenue was primarily due to higher-leverage sales and marketing resources, advertising and marketing campaigns, and campaign management as total net revenue grew at a higher rate.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses increased by $104,897 to $138,837 for the year ended March 31, 2022, and was 18.6% as a percentage of total net revenue compared to $33,940, or 10.8% of total net revenue, for the year ended March 31, 2021. For the years ended March 31, 2022 and 2021, general and administrative expenses included acquisition-related costs of $23,026 and $3,321, respectively. Excluding acquisition-related costs, general and administrative expenses as a percentage of total net revenue was 15.5% and 9.8% for the fiscal years ended March 31, 2022 and 2021, respectively.
The increase in general and administrative expenses for the year ended March 31, 2022, compared to the prior year, was primarily due to the recent acquisitions of AdColony and Fyber. In addition, general and administrative expenses increased due to higher employee-related expenses, including stock-based compensation, primarily from higher headcount to support the Company’s growth, higher professional service costs, and an increase in amortization of intangible assets and depreciation for capitalized internal-use software due to the recent acquisitions.

Interest and other income / (expense), net ($ in thousands)

	Year ended March 31,
	2022	2021	% of Change
Interest and other income / (expense), net
Change in fair value of contingent consideration	$(41,087)	$(15,751)	(160.9)%
Interest expense, net	(8,495)	(1,003)	(747.0)%
Loss on extinguishment of debt	—	(452)	100.0%
Foreign exchange transaction gain	2,062	—	100.0%
Other income / (expense), net	(749)	(146)	(413.0)%
Total interest and other income / (expense), net	$(48,269)	$(17,352)	(178.2)%
Fiscal 2022 compared to fiscal 2021
Total interest and other income / (expense), net, for the years ended March 31, 2022 and 2021, was approximately $48,269 and $17,352, respectively, an increase in net expense of $30,917.
Change in fair value of contingent consideration
For the years ended March 31, 2022 and 2021, the Company recorded charges for changes in fair value of contingent consideration of $41,087 and $15,751, respectively. The change in fair value of contingent consideration for the fiscal year ended March 31, 2022, was due to a charge of $50,000 for the increase in the fair value of the Fyber earn-out, offset by reduction in the fair value of the AdColony earn-out of $8,913. The change in fair value of contingent consideration for the fiscal year ended March 31, 2021 related to the Mobile Posse acquisition.
Interest income / (expense), net
For the years ended March 31, 2022 and 2021, the Company recorded net interest expense of $8,495 and $1,003, respectively, an increase of $7,492 or 747.0%. The increase was primarily due to borrowings under the New Credit Agreement with BoA and interest on the loans we assumed through our acquisition of Fyber. The increase in borrowings was primarily due to the recently completed acquisitions. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement.
Foreign exchange transaction gain
The foreign exchange transaction gain of $2,062 was primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of March 31, 2022, we had cash in total of approximately $127,162 and $866 available to draw under the New Credit Agreement with BoA. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance of $524,134 is classified as long-term debt, net of debt issuance costs of $3,349, on our consolidated balance sheet as of March 31, 2022.
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

The Company believes it will generate sufficient cash flow from operations and has the liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Annual Report on Form 10-K.
Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement is $524,134 as of March 31, 2022. See "Recent Developments - Credit Agreement" for additional information on the New Credit Agreement. The Company's ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
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
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $25,789 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. The Company settled two of the three revolving lines of credit, resulting in payments of $13,289, during the year ended March 31, 2022. Details for the remaining line of credit can be found in Note 9, "Debt," of the consolidated financial statements. The remaining revolving line of credit from Bank Leumi matures on June 15, 2022. The balance of $12,500 on this line of credit is classified as short-term debt on the consolidated balance sheet as of March 31, 2022.
Acquisition Purchase Price Liability
The Company recognized an acquisition purchase price liability of $50,000 on its consolidated balance sheet as of March 31, 2022, for the contingent earn-out consideration for the Fyber Acquisition. The Company settled the obligation through the issuance of approximately 1,200,000 shares of the Company's common stock subsequent to its fiscal year ended March 31, 2022.
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $212,572 over the next five years.

Cash Flow Summary ($ in thousands)

	Year ended March 31,
	2022	2021	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities	$84,738	$62,795	34.9%
Business acquisitions, net of cash acquired	(148,722)	(28,604)	(419.9)%
Capital expenditures	(23,280)	(9,204)	(152.9)%
Net cash used in investing activities	(172,002)	(37,808)	(354.9)%
Payment of contingent consideration	—	(16,956)	100.0%
Proceeds from borrowings	549,060	15,000	3,560.4%
Payment of debt issuance costs	(4,064)	(469)	(766.5)%
Payment of deferred business acquisition consideration	(302,676)	—	(100.0)%
Options and warrants exercised	4,300	7,209	(40.4)%
Payment of withholding taxes for net share settlement of equity awards	(8,605)	—	(100.0)%
Repayment of debt obligations	(52,772)	(20,000)	(163.9)%
Net cash provided by / (used in) financing activities	$185,243	$(15,216)	1,317.4%
Operating Activities
Cash provided by operating activities was $84,738 for the year ended March 31, 2022, compared to $62,795 for the year ended March 31, 2021. The increase of $21,943 was due to the following:
•$117,428 increase due to higher non-cash charges, primarily for depreciation and amortization, change in fair value of contingent consideration, and stock-based compensation expense. These increases were primarily due to the impact of the AdColony and Fyber acquisitions on operating activities post-acquisition; partially offset by
•$76,170 decrease for changes in operating assets and liabilities, primarily due to higher net working capital to support the Company's growth, and the payout of compensation related to the AdColony and Fyber acquisitions and the Company's annual incentive plan; and a
•$19,315 decrease in net income.
Investing Activities
For the year ended March 31, 2022, net cash used in investing activities was approximately $172,002, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,722 and capital expenditures related mostly to internally-developed software of $23,280. For the year ended March 31, 2021, net cash used in investing activities was approximately $37,808, comprised of cash expenditures for business acquisitions, net of cash acquired, of $28,604 and capital expenditures related mostly to internally-developed software of $9,204. The $120,118 increase in cash expenditures for business acquisitions was due to our acquisitions of AdColony and Fyber during the year ended March 31, 2022, as compared to our acquisition of Mobile Posse, Inc., during the year ended March 31, 2021. The $14,076 increase in capital expenditures was due to a combination of continued investments in product development for our legacy ODM business as well as development activities at our AdColony and Fyber Acquisitions.
Financing Activities
For the year ended March 31, 2022, net cash provided by financing activities was approximately $185,243, comprised of proceeds from borrowings of $549,060 primarily used for the acquisitions of AdColony and Fyber, and options exercised of $4,300, partially offset by payment of deferred business acquisition consideration of $302,676, repayment of debt obligations of $52,772, payment of withholding taxes for net share settlement of equity awards of $8,605, and payment of debt issuance costs of $4,064. For the year ended March 31, 2021, net cash used in financing activities was approximately $15,216, comprised of payment of contingent consideration of $16,956 related to the Mobile Posse acquisition and repayment of debt obligations of $20,000, offset by proceeds from borrowings of $15,000 and proceeds from the exercise of stock options of $7,209.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contingencies, litigation, and goodwill and intangible assets acquired from our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We generate revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Generally, our revenue is based on a percentage of the ad spend through our platforms, although for certain service offerings, we receive a fixed cost-per-thousand ("CPM") or cost-per-install ("CPI") for ad impressions sold or app installs completed. We recognize revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end consumer action, such as an app install, is completed.
ODM - Carriers and OEMs
We enter contracts with carriers and OEMs for our ODM segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per-device license fee model for a two-to-four-year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
ODM - Third-Party Advertisers
The Company generally offers these services through cost-per-install ("CPI"), cost-per-placement ("CPP"), and/or cost-per-action ("CPA") arrangements with third-party advertisers, developers, agencies, and advertising aggregators, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended with regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. These agreements typically include the delivery of applications to home screens of mobile devices. Access to inventory of application slots is allocated by carriers or OEMs in the contracts identified above. The Company controls these application slots and markets it on behalf of the carriers and OEMs to the advertisers. The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs.

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
IAM-A and IAM-F - Marketplace
The Company, through its IAM-A and IAM-F segments, provides platforms that allow demand-side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding ("RTB") auction. The Company generally contracts with DSPs through an RTB Ad Exchange Agreement (“Exchange Agreement”). It also separately contracts with publishers through an advertising insertion order or service order to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. The Company will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSPs based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
IAM-A - Brand and Performance
The Company, through its IAM-A segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered, or when the end user action is completed.
Principal vs Agent Reporting
The determination of whether we act as a principal or as an agent in a transaction requires significant judgement and is based on our assessment of the terms of customer arrangements and the relevant accounting guidance. When we are the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers, and agencies. When we are an agent in a transaction, revenue is reported net of license fees and revenue share paid to app publishers or developers.

The Company has determined that it is a principal for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and would have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
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
The Company has determined that it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenue billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as license fees and revenue share.
The Company has determined that it is an agent in transactions on its Marketplace platforms. The Company acts as an intermediary between DSPs and publishers by providing access to a platform and the SDKs that allow both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.
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
The Company has adopted the “tested working model” approach to establish technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected.
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
After products and features are released, all product maintenance costs are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the functions intended.

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
Stock-Based Compensation
We have applied FASB ASC 718, Share-Based Payment (“ASC 718”), and, accordingly, we record stock-based compensation expense for all our stock-based awards.
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
The Company grants restricted stock units ("RSUs") subject to performance conditions that vest based on the satisfaction of the conditions of the award. The fair value of performance-based awards is determined using the market closing price on the grant date as well as the Company's judgment of likely future performance, which impacts the total number of RSUs that will be issued to the employees.

Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of acquisition cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20, Goodwill and Other Intangible Assets, the values assigned to goodwill and indefinite-lived intangible assets are not amortized to expense, but rather they are evaluated, at least on an annual basis, to determine if there are potential impairments.
For goodwill and indefinite-lived intangible assets, we complete what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not the fair value is less than the carrying amount, we would perform a quantitative two-step impairment test.
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
In the years ended March 31, 2022 and 2021, the Company determined there were no indicators of impairment of goodwill. See Note 5, "Goodwill and Intangible Assets," to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. In performing the related valuation analyses, the Company used various valuation methodologies including probability-weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations, depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $1,000 per year for every $100,000 of outstanding debt under the credit facility.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. While a portion of our sales are denominated in foreign currencies and then translated into U.S. dollars, the vast majority of our license fees and revenue share and operating expenses are billed in U.S. dollars, causing both our revenue and our income from operations and net income to be impacted by fluctuations in exchange rates. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances impact our net income. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digital Turbine, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income / (loss), stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 6, 2022, expressed an adverse opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Determination of whether the Company acts as a principal or as an agent in a revenue transaction
As described further in Note 2 to the consolidated financial statements, the determination of whether the Company acts as a principal or as an agent in a revenue transaction requires significant judgment and is based on an assessment of the terms of customer arrangements and the relevant accounting guidance. In the industry for mobile brand acquisition, advertising and monetization, companies commonly use third parties to assist in delivery of the performance obligation to the customer, resulting in the need to determine whether the Company is acting as a principal or as an agent. We identified the presentation of revenue on a gross or net basis, representing the Company acting as a principal or as an agent, as a critical audit matter.
The principal consideration for our determination that the presentation of revenue on a gross or net basis is a critical audit matter is that the evaluation is complex and requires a high degree of auditor judgment due to the subjective nature of evaluating the various qualitative factors in determining whether the Company acts as a principal or agent. The significant judgment is primarily due to the evaluation of the qualitative factors including the nature of the business model, evaluation of the terms and conditions contained in publisher and advertiser contracts, expectations of the customer, and technology used to deliver the performance obligation. These qualitative factors are subjectively weighted to determine whether the Company controls the promised good or service before transferring that good or service to the customer.

Our audit procedures related to the presentation of revenue on a gross or net basis included the following, among others.
•We reviewed, on a sample basis, the terms of contracts with customers and vendors in order to evaluate management’s assessment of whether the Company acts as a principal or as an agent
•Discussed the terms and conditions contained in the contracts with operational and finance personnel responsible for managing the contractual arrangements
•Assessed customer expectations based on the terms and conditions contained in the contracts and the nature of the business model
•Evaluated the related disclosures in the consolidated financial statements
Valuation of the acquired intangible assets and contingent consideration in business combinations
As described further in Note 3 to the consolidated financial statements, the Company completed the acquisition of 95.1% ownership of Fyber N.V. in May 2021 for total consideration of approximately $508 million, including estimated contingent consideration with an initial fair value of $0, resulting in the recording of $561 million of intangible assets, including goodwill. Additionally, the Company completed the acquisition of 100% of the capital stock of AdColony Holding AS in April 2021 for total consideration of $412 million including estimated contingent consideration with an initial fair value of $213 million, resulting in the recording of $397 million of intangible assets, including goodwill. These acquisitions were accounted for as business combinations. We identified the valuation of the acquired intangible assets and contingent consideration as a critical audit matter.
The principal considerations for our determination that the valuation of acquired intangible assets and contingent consideration is a critical audit matter is that the valuation of the acquired intangible assets and contingent consideration was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue projections, and projected profit margins, for the valuation of the acquired intangible assets and contingent consideration. The Company, utilizing third-party specialists, used income valuation models including relief from royalty method, the replacement method and the Multi-Period Excess Earning Method (MPEEM) to measure the identified intangible assets. The contingent consideration was valued either through the use of a risk-neutral pricing analysis within a Monte Carlo simulation framework or an option pricing model. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets and contingent consideration, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the intangible assets and contingent consideration.
Our audit procedures related to the valuation of the acquired intangible assets and contingent consideration included the following, among others.
•Tested management’s process and related internal controls for developing fair value estimates including the development of key assumptions such as discount rates, revenue projections, and projected profit margins
•Tested the completeness and accuracy of the underlying data used to develop the fair value estimates
•Evaluated the appropriateness of the valuation models and methodologies used by management
•Assessed the reasonableness of management’s forecasts by comparing the projections to historical results and external sources including industry trends and peer companies’ historical data
•Involved professionals with specialized skills and knowledge to assist in the evaluation of the significant assumptions used by management including the discount rates, attrition rates, and royalty rates, among others
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Dallas, Texas
June 6, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digital Turbine, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company’s internal control for business combinations did not include a control adequately designed to ensure that acquiree accounting policies, as they relate to presentation and classification, were conformed to those of the Company and U.S. Generally Accepted Accounting Principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2022, and our report dated June 6, 2022, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of AdColony Holding AS (“AdColony”), and Fyber N.V. (“Fyber”), wholly-owned subsidiaries (collectively, the “2022 Acquisitions”) whose financial statements reflect assets constituting 48.2 percent of total assets and revenues constituting 34.3 percent of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2022. As indicated in Management’s Report, both subsidiaries were acquired during fiscal 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the 2022 Acquisitions.
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
June 6, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Digital Turbine, Inc. and Subsidiaries
Opinion on Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income / (loss), stockholders’ equity, and cash flows for the year ended March 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”) of Digital Turbine, Inc. and Subsidiaries (collectively, the “Company”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ SingerLewak LLP
We served as the Company's auditor from 2009 to 2021.
Los Angeles, California
June 2, 2020

CONSOLIDATED FINANCIAL STATEMENTS
Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2022	March 31, 2021
ASSETS
Current assets
Cash	$126,768	$30,778
Restricted cash	394	340
Accounts receivable, net	263,139	61,985
Prepaid expenses and other current assets	20,570	4,282
Total current assets	410,871	97,385
Property and equipment, net	31,086	13,050
Right-of-use assets	15,439	3,495
Intangible assets, net	440,589	53,300
Goodwill	559,792	80,176
Deferred tax assets, net	—	12,963
Other non-current assets	732	—
TOTAL ASSETS	$1,458,509	$260,369

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$167,858	$34,953
Accrued license fees and revenue share	95,170	46,196
Accrued compensation	28,775	9,817
Acquisition purchase price liabilities	50,000	—
Short-term debt	12,500	14,557
Other current liabilities	30,960	5,626
Total current liabilities	385,263	111,149
Long-term debt, net of debt issuance costs	520,785	—
Deferred tax liabilities, net	19,976	—
Other non-current liabilities	16,270	4,108
Total liabilities	942,294	115,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 97,921,826 issued and 97,163,701 outstanding at March 31, 2022; 90,685,553 issued and 89,949,847 outstanding at March 31, 2021	10	10
Additional paid-in capital	745,661	373,310
Treasury stock (758,125 shares at March 31, 2022 and March 31, 2021)	(71)	(71)
Accumulated other comprehensive loss	(39,341)	(903)
Accumulated deficit	(191,788)	(227,334)
Total stockholders' equity	514,571	145,112
Non-controlling interest	1,644	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,458,509	$260,369
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)
(in thousands, except per share amounts)

	Year ended March 31,
	2022	2021	2020
Net revenue	$747,596	$313,579	$138,715
Costs of revenue and operating expenses
License fees and revenue share	370,648	178,649	83,588
Other direct costs of revenue	29,838	2,358	1,454
Product development	52,723	20,119	12,018
Sales and marketing	63,309	19,304	11,244
General and administrative	138,837	33,940	17,199
Total costs of revenue and operating expenses	655,355	254,370	125,503
Income from continuing operations	92,241	59,209	13,212
Interest and other income / (expense), net
Change in fair value of contingent consideration	(41,087)	(15,751)	—
Interest income / (expense), net	(8,495)	(1,003)	41
Foreign exchange transaction gain	2,062	—	—
Change in fair value of warrant liability	—	—	(9,580)
Loss on extinguishment of debt	—	(452)	—
Other income / (expense), net	(749)	(146)	232
Total interest and other income / (expense), net	(48,269)	(17,352)	(9,307)
Income from continuing operations before income taxes	43,972	41,857	3,905
Income tax provision / (benefit)	8,403	(13,027)	(10,375)
Income from continuing operations, net of taxes	35,569	54,884	14,280
Loss from discontinued operations	—	—	(380)
Loss from discontinued operations, net of taxes	—	—	(380)
Net income	35,569	54,884	13,900
Less: net income attributable to non-controlling interest	23	—	—
Net income attributable to Digital Turbine, Inc.	35,546	54,884	13,900
Other comprehensive loss
Foreign currency translation adjustment	(39,395)	(312)	(235)
Comprehensive income / (loss)	(3,826)	54,572	13,665
Less: comprehensive loss attributable to non-controlling interest	(934)	—	—
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$(2,892)	$54,572	$13,665
Net income per common share
Basic	$0.37	$0.62	$0.17
Diluted	$0.35	$0.57	$0.16
Weighted-average common shares outstanding
Basic	95,198	88,514	84,594
Diluted	102,640	96,151	89,558
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	81,460,724	$10	100,000	$100	758,125	$(71)	$332,793	$(356)	$(296,118)	$—	$36,358
Net income	—	—	—	—	—	—	—	—	13,900	—	13,900
Foreign currency translation	—	—	—	—	—	—	—	(235)	—	—	(235)
Settlement of derivative liability	—	—	—	—	—	—	17,588	—	—	—	17,588
Stock-based compensation expense	—	—	—	—	—	—	3,353	—	—	—	3,353
Shares issued:
Exercise of stock options	2,279,266	—	—	—	—	—	3,865	—	—	—	3,865
Vesting of restricted and performance stock units	123,943	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	3,283,090	—	—	—	—	—	2,625	—	—	—	2,625
Balance at March 31, 2020	87,147,023	$10	100,000	$100	758,125	$(71)	$360,224	$(591)	$(282,218)	$—	$77,454
Net income	—	—	—	—	—	—	—	—	54,884	—	54,884
Foreign currency translation	—	—	—	—	—	—	—	(312)	—	—	(312)
Stock-based compensation expense	—	—	—	—	—	—	5,877	—	—	—	5,877
Shares issued:
Exercise of stock options	2,506,383	—	—	—	—	—	7,209	—	—	—	7,209
Vesting of restricted and performance stock units	136,680	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	35,546	23	35,569
Foreign currency translation	—	—	—	—	—	—	—	(38,438)	—	(957)	(39,395)
Stock-based compensation expense	—	—	—	—	—	—	19,970	—	—	—	19,970
Shares issued:
Exercise of stock options	1,311,098	—	—	—	—	—	4,300	—	—	—	4,300
Vesting of restricted and performance stock units	287,218	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	5,775,299	—	—	—	—	—	356,686	—	—	—	356,686
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	2,578	2,578
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(8,605)	—	—	—	(8,605)
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$35,569	$54,884	$14,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,452	7,114	2,342
Non-cash interest expense	715	94	6
Loss on extinguishment of debt	—	255	—
Stock-based compensation expense	19,304	5,877	3,353
Foreign exchange transaction gain	(2,062)	—	—
Change in fair value of warrant liability	—	—	9,580
Change in fair value of contingent consideration	41,087	15,751	—
Payment of contingent consideration in excess of amount capitalized at acquisition	—	(15,751)	—
Right-of-use asset	6,043	742	(1,858)
Deferred income taxes	(3,981)	(12,952)	40
(Increase) / decrease in assets:
Accounts receivable, gross	(73,656)	(25,378)	(2,431)
Allowance for credit losses	1,097	1,424	2,866
Prepaid expenses and other current assets	(3,204)	(586)	(747)
Other non-current assets	283	—	—
Increase / (decrease) in liabilities:
Accounts payable	31,762	(1,897)	16,168
Accrued license fees and revenue share	14,566	26,408	(3,630)
Accrued compensation	(43,907)	5,224	1,661
Other current liabilities	9,634	2,721	1,040
Other non-current liabilities	(5,964)	(1,135)	(9,000)
Net cash provided by operating activities - continuing operations	84,738	62,795	33,670
Net cash used in operating activities - discontinued operations	—	—	(2,293)
Net cash provided by operating activities	84,738	62,795	31,377

Cash flows from investing activities
Business acquisitions, net of cash acquired	(148,722)	(28,604)	(41,872)
Capital expenditures	(23,280)	(9,204)	(4,845)
Net cash used in investing activities	(172,002)	(37,808)	(46,717)

Cash flows from financing activities
Payment of contingent consideration	—	(16,956)	—
Proceeds from borrowings	549,060	15,000	20,000
Payment of debt issuance costs	(4,064)	(469)	(313)
Payment of deferred business acquisition consideration	(302,676)	—	—
Options and warrants exercised	4,300	7,209	6,488
Payment of withholding taxes for net share settlement of equity awards	(8,605)	—	—
Repayment of debt obligations	(52,772)	(20,000)	—
Net cash provided by / (used in) financing activities	185,243	(15,216)	26,175

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,935)	(312)	(235)

Net change in cash and cash equivalents and restricted cash	96,044	9,459	10,600

Cash and cash equivalents and restricted cash, beginning of period	31,118	21,659	11,059

Cash and cash equivalents and restricted cash, end of period	$127,162	$31,118	$21,659

Supplemental disclosure of cash flow information
Interest paid	$5,985	$922	$101
Income taxes paid	$1,715	$927	$—

Supplemental disclosure of non-cash activities
Common stock for the acquisition of Fyber	$356,686	$—	$—
Unpaid cash consideration for the acquisition of Fyber minority interest	$2,578	$—	$—
Fair value of unpaid contingent consideration in connection with business acquisition	$50,000	$—	$—
De-recognition of liability upon warrant exercise	$—	$—	$17,593
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively "Digital Turbine" or the "Company"), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers ("OEMs"). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application ("app" or "apps") publishers and developers.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income / (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include the determination of gross versus net revenue reporting, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations (please see Note 13, "Commitments and Contingencies," for further information on the fair value of the Company's contingent earn-out considerations), incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of the ongoing and quickly evolving COVID-19 pandemic, management has considered the impacts of the COVID-19 pandemic on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of the COVID-19 pandemic. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s consolidated financial statements.
Summary of Significant Accounting Policies
Revenue Recognition
The Company generates revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Generally, our revenue is based on a percentage of the ad spend through our platforms, although for certain service offerings, we receive a fixed cost-per-thousand ("CPM") or cost-per-install ("CPI") for ad impressions sold or app installs completed. We recognize revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end user action, such as an app install, is completed.

ODM - Carriers and OEMs
The Company enters contracts with OEMs for our On Device Media ("ODM") segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model or, to a lesser extent, a customer contract per-device license fee model for a two-to-four-year software as a service ("SaaS") license agreement. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
ODM - Third-Party Advertisers
The Company generally offers these services through cost-per-install ("CPI"), cost-per-placement ("CPP"), and/or cost-per-action ("CPA") arrangements with third-party advertisers, developers, agencies, and advertising aggregators, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended with regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. These agreements typically include the delivery of applications to home screens of mobile devices. Access to inventory of application slots is allocated by carriers or OEMs in the contracts identified above. The Company controls these application slots and markets it on behalf of the carriers and OEMs to the advertisers. The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs.
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

IAM-A and IAM-F - Marketplace
The Company, through its IAM-A and IAM-F segments provide platforms that allow demand-side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding ("RTB") auction. The Company generally contracts with DSPs through an RTB Ad Exchange Agreement (“Exchange Agreement”). It also separately contracts with publishers through an Advertising insertion order or service order to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. AdColony will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSP based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform. The Company has concluded that the performance obligation is the continuous provisioning access to the Company's auction platform. The transaction price is variable and is fully constrained until an auction concludes and the ad is served.
IAM-A - Brand and Performance
The Company, through its IAM-A segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered, or when the end user action is completed.
Principal vs Agent Reporting
The determination of whether we act as a principal or as an agent in a transaction requires significant judgement and is based on an assessment of the terms of customer arrangements, how the Company's technology operates in satisfying the performance obligations in the customer contracts and the relevant accounting guidance. When we are the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers, and agencies. When we are an agent in a transaction, revenue is reported net of license fees and revenue share paid to app publishers or developers.
The Company has determined that it is a principal for its advertiser services for application management and programmatic advertising and targeted media delivery when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and would have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
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
The Company has determined that it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenue billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as license fees and revenue share expense.

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
Segment Reporting
Prior to the acquisitions of AdColony and Fyber, the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company reports its results of operations through the three segments disclosed in Note 4, "Segment Information," each of which represents a reportable segment.
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
The Company has adopted the “tested working model” approach to establish technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company capitalizes costs related to the development of software to be sold, leased, or otherwise marketed as we believe we have met the "tested working model" threshold. Development costs continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over carrier distribution channels; and its historical practice of canceling products at any stage of the development process.
After products and features are released, all product maintenance costs are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the functions intended.
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a 3-year useful life. For fiscal years 2022, 2021, and 2020, the Company capitalized software development costs in the amount of $23,784, $8,859, and $1,453.
Stock-Based Compensation
We have applied FASB ASC 718 Share-Based Payment (“ASC 718”) and accordingly, we record stock-based compensation expense for all our stock-based awards.
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
The Company grants restricted stock units ("RSUs") subject to performance conditions that vest based on the satisfaction of the conditions of the award. The fair value of performance-based awards is determined using the market closing price on the grant date as well as the Company's judgment of likely future performance, which impacts the total number of RSUs that will be issued to the employees.
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
The Company uses the United States dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $39,395, $312, and $235 in the years ended March 31, 2022, 2021, and 2020, respectively, has been reported as a component of comprehensive income / (loss) in the consolidated statements of operations and comprehensive income / (loss) and consolidated statements of stockholders’ equity.
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
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value, based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on or derived from observable market prices or other observable inputs. Observable inputs are based on market data obtained from independent sources. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of our debt, exclusive of capitalized debt issuance costs, approximates fair value due to the variable nature of the interest rates.
Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:
•Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access at the measurement date.
•Level 2 - Inputs, other than the quoted prices required for Level 1, that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
•Level 3 - Unobservable inputs.
Certain long-lived assets, including capitalized software development costs, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of 8-to-10 years or the term of the lease for leasehold improvements and 3-to-5 years for other assets.
Leases
Under Leases (Topic 842), we determine if an arrangement is a lease at inception. Right-of-use ("ROU") assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The right-of-use asset components of our operating leases are included in right-of-use assets on our Consolidated Balance Sheets, while the current portion of our operating lease liabilities are included in other current liabilities and the long-term portion of our operating lease liabilities in other non-current liabilities on our Consolidated Balance Sheets.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired advertiser or publisher relationships, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with FASB ASC 350-20, Goodwill and Other Intangible Assets, the values assigned to goodwill and indefinite-lived intangible assets, including trademarks and trade names, through ASC 805, Business Combinations, are not amortized to expense, but rather evaluated on an at least annual basis to determine if there are potential impairments. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite-lived intangible (such as trademarks and trade names) is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life-cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.
Goodwill values assigned through ASC 805, Business Combinations, related to the acquisitions are subject to adjustments prior to the finalization of the purchase price accounting not to exceed one year from the date of acquisition.
Impairment of Long-Lived Assets and Finite-Life Intangibles
Long-lived assets, including intangible assets subject to amortization, primarily consist of customer relationships and developed technology that have been acquired and are amortized using the straight-line method over their useful lives, ranging from five to eighteen years, and are reviewed for impairment in accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2022, 2021, and 2020.

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
A significant portion of the Company’s cash was held at four major financial institutions as of March 31, 2022, and one major financial institution as of March 31, 2021, that management assessed to be of high credit quality. Three of the major financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 per depository account. The fourth major financial institution is located outside the United States and, therefore, not subject to the jurisdiction of the FDIC. As of March 31, 2022 and 2021, the Company had $124,412 and $27,128 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by monitoring customers' accounts receivable balances. As of March 31, 2022, no customer represented more than 10% of the Company's net accounts receivable balance. As of March 31, 2021, one major customer, Outbrain Inc., represented 13.0% of the Company's net accounts receivable balance.
Recent Accounting Pronouncements
ASU 2019-12
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted this guidance as of April 1, 2021. ASU 2019-12 did not have a material impact on the Company's consolidated financial statements upon adoption.
ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Inter-Bank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022, and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is continuing to assess ASU 2020-04 and its impact on the Company's consolidated financial statements.
3.    Acquisitions
Acquisition of Fyber N.V.
On May 25, 2021, the Company completed the initial closing of the acquisition of 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) were (to the Company's knowledge) held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.

Fyber is a leading mobile advertising monetization platform empowering global app developers to optimize profitability through quality advertising. Fyber’s proprietary technology platform and expertise in mediation, real-time bidding, advanced analytics tools, and video combine to deliver publishers and advertisers a highly valuable app monetization solution. Fyber represents an important and strategic addition for the Company in its mission to develop one of the largest full-stack, fully independent, mobile advertising solutions in the industry. The combined platform offering is advantageously positioned to leverage the Company’s existing on-device software presence and global distribution footprint.
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
4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during the Company's fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and
iii.Contingent upon Fyber’s net revenue (revenue less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company's common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate, will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
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
As of March 31, 2022, the Company determined Fyber's net revenue for the measurement period exceeded $100,000. As a result, the Company recorded a charge of $50,000 to change in fair value of contingent consideration on the consolidated statement of operations and comprehensive income / (loss) for the fiscal year ended March 31, 2022, which was also recorded in acquisition purchase price liabilities on the consolidated balance sheet as of March 31, 2022. The Company settled the obligation through the issuance of approximately 1,200,000 shares of the Company's common stock subsequent to its fiscal year ended March 31, 2022.

Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of March 31, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented on a preliminary basis and are as follows1:

	May 25, 2021	Measurement Period Adjustments	May 25, 2021 (adjusted)
Assets acquired
Cash	$71,489	$—	$71,489
Accounts receivable	64,877	166	65,043
Other current assets	10,470	—	10,470
Property and equipment	1,561	—	1,561
Right-of-use asset	13,191	—	13,191
Publisher relationships	106,400	(95)	106,305
Developed technology	86,900	—	86,900
Trade names	32,100	474	32,574
Customer relationships	31,400	—	31,400
Favorable lease	1,483	—	1,483
Goodwill	303,015	(4,032)	298,983
Other non-current assets	851	—	851
Total assets acquired	$723,737	$(3,487)	$720,250

Liabilities assumed
Accounts payable	$78,090	$(1,501)	$76,589
Accrued license fees and revenue share	5,929	—	5,929
Accrued compensation	52,929	—	52,929
Other current liabilities	12,273	(1,739)	10,534
Short-term debt	25,789	—	25,789
Deferred tax liability, net	25,213	2,167	27,380
Other non-current liabilities	15,386	—	15,386
Total liabilities assumed	$215,609	$(1,073)	$214,536
Total purchase price	$508,128	$(2,414)	$505,714
During the year ended March 31, 2022, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $4,032, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s In App Media - Fyber reporting unit. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
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
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
The Company recognized $18,698 of costs related to the Fyber Acquisition, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive income / (loss) for the year ended March 31, 2022.
Acquisition of AdColony Holding AS
On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the "AdColony Acquisition"). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenue, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period.
AdColony is a leading mobile advertising platform servicing advertisers and publishers. AdColony’s proprietary video technologies and rich media formats are widely viewed as a best-in-class technology delivering third-party verified viewability rates for well-known global brands. With the addition of AdColony, the Company expanded its collective experience, reach, and suite of capabilities to benefit mobile advertisers and publishers around the globe. Performance-based spending trends by large, established brand advertisers present material upside opportunities for platforms with unique technology deployable across exclusive access to inventory.
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company (“Otello”) and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
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
On January 15, 2022, the Company paid the AdColony Acquisition earn-out consideration of $204,500 with available cash-on-hand and an additional $179,000 of borrowings under the New Credit Agreement.

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
During the year ended March 31, 2022, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $3,502, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
The excess of cost of the AdColony Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s In App Media - AdColony reporting unit. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized $4,214 of costs related to the AdColony Acquisition, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive income / (loss) for the year ended March 31, 2022.

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
The acquisition of Appreciate delivered valuable deep ad-tech and algorithmic expertise to help Digital Turbine execute on its broader, longer-term vision. Deploying Appreciate's technology expertise across Digital Turbine’s global scale and reach should further benefit partners and advertisers that are a part of the combined Company’s platform.
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

	Year ended March 31,
	2022	2021
	Unaudited	Unaudited
	(in thousands, except per share amounts)
Net revenue	$769,993	$544,496
Net income attributable to controlling interest	$16,504	$47,096
Basic net income attributable to controlling interest per common share	$0.17	$0.51
Diluted net income attributable to controlling interest per common share	$0.16	$0.47
4.    Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer ("CEO") is the CODM.
Prior to the acquisitions of both AdColony and Fyber disclosed above in Note 3, "Acquisitions," the Company had one operating and reportable segment called Media Distribution. As a result of the acquisitions, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2021, the Company operates through the following three segments, each of which is a reportable segment:
•On Device Media ("ODM") - This segment is the legacy single operating and reporting segment of Digital Turbine prior to the AdColony and Fyber acquisitions. This segment generates revenue from services that deliver mobile application media or content media to end users. The Company provides ODM solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device original equipment manufacturers (“OEMs”) that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•In App Media – AdColony ("IAM-A") - This segment is inclusive of the acquired AdColony business and generates revenue from services provided as an end-to-end platform for brands, agencies, publishers, and application developers to deliver advertising to consumers on mobile devices around the world. IAM-A customers are primarily advertisers.

•In App Media – Fyber ("IAM-F") - This segment is inclusive of the acquired Fyber business and generates revenue from services provided to mobile application developers and digital publishers to monetize their content through advanced technologies, innovative advertisement formats, and data-driven decision making. IAM-F customers are primarily publishers.
The Company's CODM evaluates segment performance and makes resource allocation decisions primarily through the metric of net revenue less associated license fees and revenue share, as shown in the segment information summary table below. The Company's CODM does not allocate other direct costs of revenue, operating expenses, interest and other income / (expense), net, or provision for income taxes to these segments for the purpose of evaluating segment performance. Additionally, the Company does not allocate assets to segments for internal reporting purposes as the CODM does not manage the Company's segments by such metrics.
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	March 31, 2022	March 31, 2021
United States and Canada	$25,946	$12,995
Europe, Middle East, and Africa	5,086	40
Asia Pacific and China	54	15
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$31,086	$13,050
Net revenue by geography is based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenue by segment follows:

	Year ended March 31, 2022
	ODM	IAM-A	IAM-F	Total
United States and Canada	$285,062	$79,303	$52,867	$417,232
Europe, Middle East, and Africa	132,040	75,526	23,887	231,453
Asia Pacific and China	72,245	12,236	15,646	100,127
Mexico, Central America, and South America	13,289	2,660	211	16,160
Elimination	—	—	—	(17,376)
Consolidated net revenue	$502,636	$169,725	$92,611	$747,596

	Year ended March 31, 2021
	ODM	IAM-A	IAM-F	Total
United States and Canada	$193,804	$—	$—	$193,804
Europe, Middle East, and Africa	79,752	—	—	79,752
Asia Pacific and China	34,774	—	—	34,774
Mexico, Central America, and South America	5,249	—	—	5,249
Consolidated net revenue	$313,579	$—	$—	$313,579

	Year ended March 31, 2020
	ODM	IAM-A	IAM-F	Total
United States and Canada	$90,245	$—	$—	$90,245
Europe, Middle East, and Africa	34,970	—	—	34,970
Asia Pacific and China	11,865	—	—	11,865
Mexico, Central America, and South America	1,635	—	—	1,635
Consolidated net revenue	$138,715	$—	$—	$138,715

A summary of segment information follows:

	Year ended March 31, 2022
	ODM	IAM-A	IAM-F	Elimination	Consolidated
Net revenue	$502,636	$169,725	$92,611	$(17,376)	$747,596
License fees and revenue share	304,673	83,351	—	(17,376)	370,648
Segment profit	$197,963	$86,374	$92,611	$—	$376,948

	Year ended March 31, 2021
	ODM	IAM-A	IAM-F	Elimination	Consolidated
Net revenue	$313,579	$—	$—	$—	$313,579
License fees and revenue share	178,649	—	—	—	178,649
Segment profit	$134,930	$—	$—	$—	$134,930

	Year ended March 31, 2020
	ODM	IAM-A	IAM-F	Elimination	Consolidated
Net revenue	$138,715	$—	$—	$—	$138,715
License fees and revenue share	83,588	—	—	—	83,588
Segment profit	$55,127	$—	$—	$—	$55,127
5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follows:

	ODM	IAM-A	IAM-F	Consolidated
Goodwill as of March 31, 2021	$80,176	$—	$—	$80,176
Purchase of AdColony	—	199,050	—	199,050
Purchase of Fyber	—	—	298,983	298,983
Foreign currency translation and other	—	(15,204)	(3,213)	(18,417)
Goodwill as of March 31, 2022	$80,176	$183,846	$295,770	$559,792
Intangible Assets
The components of intangible assets as of March 31, 2022, and March 31, 2021, were as follows:

	As of March 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$171,060	$(19,636)	$151,424
Developed technology	6.26 years	144,581	(18,103)	126,478
Trade names	3.33 years	69,205	(8,523)	60,682
Publisher relationships	18.77 years	106,514	(4,509)	102,005
Total		$491,360	$(50,771)	$440,589

	As of March 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	16.81 years	$46,400	$(4,171)	$42,229
Developed technology	9.12 years	20,526	(11,141)	9,385
Trade names	9.92 years	2,000	(314)	1,686
Total		$68,926	$(15,626)	$53,300
During the fiscal years ended March 31, 2022, 2021, and 2020, the Company recorded amortization expense of $48,420, $2,782 and $218, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income / (loss).
As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the planned rebranding of the Company's recent acquisitions, which will begin during the Company's fiscal year ended March 31, 2023. The estimated amortization expense in future fiscal years disclosed below reflect this change in the useful lives of the Company's trade names intangible assets.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2023	$64,259
Fiscal year 2024	64,259
Fiscal year 2025	54,601
Fiscal year 2026	34,180
Fiscal year 2027	34,180
Thereafter	189,110
Total	$440,589
6.    Accounts Receivable

	March 31, 2022	March 31, 2021
Billed	$189,208	$28,636
Unbilled	82,324	38,837
Allowance for credit losses	(8,393)	(5,488)
Accounts receivable, net	$263,139	$61,985
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of March 31, 2022, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $1,583, $1,032, and $1,739 of bad debt expense during the years ended March 31, 2022, 2021, and 2020, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income / (loss).

7.    Property and Equipment

	March 31, 2022	March 31, 2021
Computer-related equipment	$2,855	$2,263
Developed software	41,011	18,473
Furniture and fixtures	1,836	714
Leasehold improvements	3,687	2,182
Property and equipment, gross	49,389	23,632
Accumulated depreciation	(18,303)	(10,582)
Property and equipment, net	$31,086	$13,050
Depreciation expense for the years ended March 31, 2022, 2021, and 2020, was $9,032, $4,338, and $2,124, respectively.
During the years ended March 31, 2022, 2021, and 2020, depreciation expense includes $4,617, $1,980, and $670, respectively, related to internal-use assets included in general and administrative expense and $4,415, $2,358, and $1,454, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for certain offices as well as assumed various leases through its recent acquisitions. These leases currently have lease periods expiring between fiscal years 2023 and 2029. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company's determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2022
Fiscal year 2023	$4,537
Fiscal year 2024	4,059
Fiscal year 2025	2,974
Fiscal year 2026	2,519
Fiscal year 2027	1,319
Thereafter	1,519
Total undiscounted cash flows	16,927
(Less imputed interest)	(1,393)
Present value of lease liabilities	$15,534
The current portion of the Company's lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company's lease liabilities is included in other non-current liabilities on the consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $15,439 as of March 31, 2022, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 4.57 years.

9.    Debt
The following table summarizes borrowings under the Company's debt obligations and the associated interest rates:

	March 31, 2022
	Balance	Interest Rate	Unused Line Fee
BoA Revolver (subject to variable rate)	$524,134	2.41%	0.20%
Fyber - Bank Leumi (subject to variable rate)	$12,500	6.10%	0.60%
Debt obligations on the consolidated balance sheets consist of the following:

	March 31, 2022	March 31, 2021
Revolver	$524,134	$15,000
Less: Debt issuance costs	(3,349)	(443)
Debt assumed through Fyber Acquisition	12,500	—
Total debt, net	533,285	14,557
Less: Current portion of debt	(12,500)	(14,557)
Non-current debt	$520,785	$—
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
The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $524,134 drawn against the New Credit Agreement, classified as long-term debt on the consolidated balance sheet, with remaining unamortized debt issuance costs of $3,349 as of March 31, 2022. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) London Inter-Bank Offered Rate ("LIBOR") plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of March 31, 2022, the interest rate was 2.41% and the unused line of credit fee was 0.20%.

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
As of March 31, 2022, the Company had $866 available to withdraw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The carrying value of our debt, exclusive of capitalized debt issuance costs, approximates fair value due to the variable nature of the interest rates.
Debt Assumed Through Fyber Acquisition
As a part of the Fyber Acquisition, the Company assumed $25,789 of debt previously held by Fyber. This debt was comprised of amounts drawn against three separate revolving lines of credit. The Company settled two of the three revolving lines of credit, resulting in payments of $13,289 during the year ended March 31, 2022. Details for the remaining line of credit can be found in the first table of this note. The remaining revolving line of credit from Bank Leumi matures on June 15, 2022. The balance of $12,500 on this line of credit is classified as short-term debt on the consolidated balance sheet as of March 31, 2022.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the consolidated statements of operations and comprehensive income / (loss), as follows:

	Year ended March 31,
	2022	2021	2020
Interest income / (expense), net	$(7,571)	$(1,003)	$35
Amortization of debt issuance costs	(715)	—	6
Unused line of credit fees and other	(209)	—	—
Total interest income / (expense), net	$(8,495)	$(1,003)	$41
10.    Stock-Based Compensation
Stock-Based Award Plans
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock are reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQSOs”). As of March 31, 2022, 11,422,493 shares of common stock were available for issuance as future awards under the Company's 2020 Plan.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2021	8,146,445	$4.01	6.86	$622,249
Granted	691,957	70.67
Exercised	(1,312,460)	3.28
Forfeited / Expired	(402,642)	26.55
Options outstanding as of March 31, 2022	7,123,300	$9.33	6.11	$262,419
Exercisable as of March 31, 2022	5,714,938	$4.93	5.56	$227,050
At March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $19,423, with an expected remaining weighted-average recognition period of 2.07 years.
Restricted Stock
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
From time-to-time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to two years, depending on the terms of the RSA. As reported in our Current Reports on Forms 8-K filed with the SEC on February 12, 2014, and June 25, 2014, the Company adopted a Board Member Equity Ownership Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
The following table summarizes restricted stock unit ("RSU") and restricted stock award ("RSA") activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2021	333,544	$4.55
Granted	388,405	39.71
Vested	(319,356)	4.94
Forfeited	(29,292)	49.68
Unvested restricted shares outstanding as of March 31, 2022	373,301	$35.82
At March 31, 2022, total unrecognized stock-based compensation expense related to RSUs and RSAs was $7,015, with an expected remaining weighted-average recognition period of 1.78 years.
Valuation of Awards
For stock options granted, the Company typically uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2022, 2021, and 2020 are presented below.

Year ended March 31,
	2022	2021	2020
Risk-free interest rate	0.63% to 1.77%	0.21% to 0.66%	0.64% to 2.25%
Expected life of the options	4.82 to 5.27 years	4.93 to 5.23 years	5.02 to 9.83 years
Expected volatility	72% to 72%	64% to 72%	64% to 66%
Expected dividend yield	—%	—%	—%
Total fair value of options vested and total intrinsic value of options exercised was as follows for the fiscal years presented:

	Year ended March 31,
	2022	2021	2020
Total fair value of options vested	$11,495	$4,816	$2,577
Total intrinsic value of options exercised (a)	$68,163	$97,603	$10,890
(a) The total intrinsic value of options exercised represents the total pre-tax intrinsic value (the difference between the stock price at exercise and the exercise price multiplied by the number of options exercised) that was received by the option holders who exercised their options during the fiscal year.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended March 31, 2022, 2021, and 2020, was $19,304, $5,877, and $3,353, respectively, and was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income / (loss).
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
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2022	2021	2020
Net income from continuing operations, net of taxes	35,569	54,884	14,280
Less: net income attributable to non-controlling interest	23	—	—
Net income attributable to Digital Turbine, Inc.	$35,546	$54,884	$14,280
Weighted-average common shares outstanding, basic	95,198	88,514	84,594
Basic net income per common share	$0.37	$0.61	$0.17
Weighted-average common shares outstanding, diluted	102,640	96,151	89,558
Diluted net income per common share	$0.35	$0.57	$0.16

12.    Income Taxes
The provision / (benefit) for income taxes by taxing jurisdiction was as follows:

	Year ended March 31,
	2022	2021	2020
Current U.S. federal	$236	$—	$—
Current state and local	703	204	182
Current non-U.S.	7,439	38	(55)
Total current	8,378	242	127
Deferred U.S. federal	1,485	(13,185)	(7,928)
Deferred state and local	(1,350)	(204)	(2,624)
Deferred non-U.S.	(110)	120	50
Total deferred	25	(13,269)	(10,502)
Total income tax provision / (benefit)	$8,403	$(13,027)	$(10,375)
Income before income taxes included income from domestic operations of $6,504, $44,800, and $3,800 for the years ended March 31, 2022, 2021, and 2020, respectively, and income / (loss) from foreign operations of $38,171, $(2,800), and $(300) for the years ended March 31, 2022, 2021, and 2020, respectively.
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2022	2021	2020
Statutory federal income taxes	$9,256	$8,819	$741
State income taxes, net of federal benefit	938	(1,284)	144
Non-deductible expenses	2,891	926	272
Change in warrant liability	—	—	2,012
Change in Mobile Posse earn-out	—	3,238	—
Change in Fyber earn-out	10,500	—	—
Change in AdColony earn-out	(1,872)	—	—
Excess deductions for stock compensation	(9,946)	(16,523)	(1,384)
Change in uncertain tax liability	52	591	32
Change in valuation allowance	(1,503)	(11,223)	(12,262)
Foreign rate differential	(1,554)	—	—
Return-to-provision adjustments	(454)	2,243	—
Other miscellaneous	95	186	70
Income tax provision / (benefit)	$8,403	$(13,027)	$(10,375)

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of nondeductible executive compensation and transaction costs, tax deductions in excess of book for stock compensation, nondeductible changes in stock acquisition earn-outs, and state income taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the U.S. Tax Act"). The Global Intangible Low-Taxed Income ("GILTI") provision of the U.S. Tax Act requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to account for the tax effects of GILTI as either a current period expense when incurred, or to recognize deferred taxes for book and tax basis differences expected to reverse as GILTI in future years. The Company has elected to account for the tax effects of GILTI as a current period expense when incurred.

ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. A net tax benefit of $1,503 was realized in the fiscal year ended March 31, 2022, as a result of changes in the valuation allowance. An increase in the valuation allowance of $16,130 was recorded through acquisition accounting related to German deferred tax assets of Fyber that are not considered more likely than not realizable. A valuation allowance of $19,914 is recorded against deferred tax assets as of March 31, 2022, related to non-U.S. locations with a history of losses.
In the year ended March 31, 2020, the Company recorded a net U.S. deferred tax liability of $10,552 on the opening balance sheet related to the Mobile Posse acquisition dated February 28, 2020. The deferred tax liability primarily related to intangible assets recorded at fair market value for financial accounting compared to the carryover of historical tax basis. The acquired deferred tax liabilities represent a source of positive evidence with respect to the Company’s ability to realize deferred tax assets. In accordance with ASC 805-740-30-3, a change in the acquirer’s valuation allowance as a result of a business combination is recorded as a component of income tax expense. As a result of the business combination, the Company released $10,552 of valuation allowance as a component of income tax expense in the year ended March 31, 2020.
Deferred tax assets and liabilities consist of the following:

	Year ended March 31,
	2022	2021	2020
Deferred income tax assets
Net operating loss carry-forward	$76,219	$25,630	$21,913
Stock-based compensation	3,765	1,675	3,775
Accrued compensation	3,724	1,968	1,069
Other	1,700	1,919	1,215
Gross deferred income tax assets	85,408	31,192	27,972
Valuation allowance	(19,914)	(5,287)	(15,977)
Net deferred income tax assets	65,494	25,905	11,995
Deferred income tax liabilities
Depreciation and amortization	(5,795)	(2,627)	(1,648)
Intangibles and goodwill	(79,675)	(10,315)	(10,356)
Net deferred income tax assets / (liabilities)	$(19,976)	$12,963	$(9)
Fiscal year 2020 amounts recast for immaterial differences to match reported financial statements.
The following details the scheduled expiration dates of the Company's net operating loss (NOL) carryforwards:

	2023 Through 2032	2033 Through 2042	Indefinite	Total
U.S. federal NOLs	$—	$109,905	$71,021	$180,926
State taxing jurisdictions NOLs	5,601	129,890	492	135,983
Non-U.S. NOLs	—	—	108,111	108,111
Total, net	$5,601	$239,795	$179,624	$425,020
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

The Company has not provided for deferred taxes on approximately $24,600 of undistributed earnings from foreign subsidiaries as of March 31, 2022. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax, or foreign exchange gain or loss that would be due when cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings, if eventually remitted, is not practicable.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2022, 2021, and 2020, is as follows:

	Year ended March 31,
	2022	2021	2020
Balance at April 1	$1,372	$787	$788
Additions for tax positions of prior years	52	585	—
Reductions for tax positions of prior years	—	—	(1)
Balance at March 31	$1,424	$1,372	$787
Included in the net deferred income tax assets / (liabilities) balances at March 31, 2022, 2021, and 2020, on our consolidated balance sheets are $1,424, $1,372, and $787, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $59, $23, and $33 for interest and penalties on uncertain income tax liabilities in income tax expense for the years ended March 31, 2022, 2021, and 2020, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2017 through 2022.
13.    Commitments and Contingencies
Acquisition Purchase Price Liability
As of March 31, 2022, the Company re-evaluated the fair value of the Fyber Acquisition contingent earn-out consideration and recognized an acquisition purchase price liability of $50,000 on its consolidated balance sheet as of March 31, 2022. The Company settled the obligation through the issuance of approximately 1,200,000 shares of the Company's common stock subsequent to its fiscal year ended March 31, 2022. See Note 3, "Acquisitions," for additional discussion regarding the Fyber earn-out payment.
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $212,572 over the next five years.
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
The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on this evaluation, management concluded, as of such date, the Company's disclosure controls and procedures were not effective due to the existence of the material weakness in its internal control over financial reporting described below.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company acquired AdColony Holding AS on April 29, 2021, and Fyber N.V. on May 25, 2021 (the “Acquired Companies”). As of March 31, 2022, the Acquired Companies constituted 48.2% of the Company's total assets. For the fiscal year ended March 31, 2022, the Acquired Companies constituted 34.3% of the Company's total revenue. As of March 31, 2022, we are in the process of evaluating internal control over the Acquired Companies and integrating them into our existing operations. The Acquired Companies have, therefore, been excluded from management’s assessment of internal control over financial reporting as of March 31, 2022.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. In completing this evaluation, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on this evaluation and the material weakness discussed below, management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2022.
Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.
Description of Material Weakness
As previously announced by management on May 17, 2022, the Company restated its financial statements and filed Quarterly Reports on Form10-Q/A for the three-month period ended June 30, 2021, the three and six-month periods ended September 30, 2021, and the three and nine-month periods December 31, 2021.

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
Remediation Plans for Material Weakness in Internal Control over Financial Reporting
Prior to the identification of the material weakness, management, with oversight from our audit committee, completed a review of the recently acquired business’ product lines with the assistance of a large, third-party accounting firm as part of the financial close and reporting process. This included a review, at the acquired businesses, of representative customer contracts and agreements, supply/publisher agreements, and each product line’s business model and operations with key operations personnel. Further, management had taken several actions to strengthen the Company’s control environment, including the hiring of a new Chief Accounting Officer, and the creation of and hiring for key positions, including a Senior Manager of Internal Audit/ICFR and Director of Global Tax.
The Company will also improve its policies and procedures by:
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
Changes in Internal Control Over Financial Reporting
Other than the revenue recognition review process described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
    Refer to "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
3.Exhibits

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated February 6, 2020, by and among Digital Turbine Media, Inc., ACME Mobile,LLC, Mobile Posse, Inc., and certain equityholders of ACME Mobile, LLC party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on February 10, 2020).

2.2
Share Purchase Agreement, dated March 1, 2021, by and among Digital Turbine (EMEA) Ltd., Triapodi Ltd. (d/b/a Appreciate), the stockholder representative, and the stockholders of Triapodi Ltd. (d/b/a Appreciate) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 3, 2021).

2.3
Share Purchase Agreement, dated February 26, 2021, by and among the Company, DT Media, AdColony Holding AS, and Otello Corporation ASA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 1, 2021).

2.4
Amendment to Share Purchase Agreement, dated as of August 27, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine AdColony AS, AdColony Holding AS, and Otello Corporation ASA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on August 27, 2021).

2.5
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

2.6
First Amendment Agreement to the Sale and Purchase Agreement, dated May 25, 2021, by and among Tennor Holding B.V., Advert Finance B.V., Lars Windhorst, Digital Turbine, Inc., Digital Turbine Media, Inc., and Digital Turbine Luxembourg S.à r.l., (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on May 28, 2021).

2.7
Second Amendment Agreement to the Sale and Purchase Agreement, dated effective September 23, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine Luxenbourg S.à r.l., Tennor Holding B.V., Advert Finance B.V. and Lars Windhorst (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on October 5, 2021).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
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

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016.
4.3	Description of our Capital Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †
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

10.8
Amendment No. 1 to the Supplement No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.2 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on February 5, 2019. ††

10.9
2020 Equity Incentive Plan of Digital Turbine, Inc., and First Amendment and Israeli Appendix thereto (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).

10.10	Form of Option Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.11	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).
10.12	Form of Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.13	Form of Restricted Stock Unit Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.14
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

10.15
First Amendment, dated as of December 29, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on January 3, 2022).

10.16	Employment Agreement, dated as of June 8, 2020, by and among Digital Turbine, Inc. and Michael Ng, and related promotion letter agreement, dated November 23, 2021. *
10.17	Employment Agreement, dated as of December 3, 2021, by and among Digital Turbine, Inc. and Matthew Gillis. *
21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
23.2	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *
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
†    Management contract or compensatory plan or arrangement
†† Confidential treatment requested and received as to certain portions
ITEM 16.    FORM 10-K SUMMARY
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.

Dated: June 6, 2022	By:	/s/ William Stone
William Stone
Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 6, 2022
Robert Deutschman

/s/ William Stone	Chief Executive Officer (Principal Executive Officer) and Director	June 6, 2022
William Stone

/s/ Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	June 6, 2022
Barrett Garrison

/s/ Michael Miller	Chief Accounting Officer (Principal Accounting Officer)	June 6, 2022
Michael Miller

/s/ Roy Chestnutt	Director	June 6, 2022
Roy Chestnutt

/s/ Holly Hess Groos	Director	June 6, 2022
Holly Hess Groos

/s/ Mohan Gyani	Director	June 6, 2022
Mohan Gyani

/s/ Jeffrey Karish	Director	June 6, 2022
Jeffrey Karish

/s/ Mollie V. Spilman	Director	June 6, 2022
Mollie V. Spilman

/s/ Michelle Sterling	Director	June 6, 2022
Michelle Sterling