Form 10-Q
period 2022-06-30
Digital Turbine, Inc.
filed 2022-08-08
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 1, 2022, the Company had 98,843,236 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$89,292	$126,768
Restricted cash	547	394
Accounts receivable, net	257,634	263,139
Prepaid expenses and other current assets	25,375	20,570
Total current assets	372,848	410,871
Property and equipment, net	33,828	31,086
Right-of-use assets	12,873	15,439
Intangible assets, net	426,909	440,589
Goodwill	554,963	559,792
Other non-current assets	590	732
TOTAL ASSETS	$1,402,011	$1,458,509

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$173,920	$167,858
Accrued license fees and revenue share	86,155	95,170
Accrued compensation	17,345	28,775
Acquisition purchase price liabilities	—	50,000
Short-term debt	—	12,500
Other current liabilities	38,577	30,960
Total current liabilities	315,997	385,263
Long-term debt, net of debt issuance costs	472,987	520,785
Deferred tax liabilities, net	22,205	19,976
Other non-current liabilities	12,789	16,270
Total liabilities	823,978	942,294
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 99,515,747 issued and 98,757,622 outstanding at June 30, 2022; 97,921,826 issued and 97,163,701 outstanding at March 31, 2022	10	10
Additional paid-in capital	798,063	745,661
Treasury stock (758,125 shares at June 30, 2022, and March 31, 2022)	(71)	(71)
Accumulated other comprehensive loss	(45,090)	(39,341)
Accumulated deficit	(176,866)	(191,788)
Total stockholders' equity	576,146	514,571
Non-controlling interest	1,887	1,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,402,011	$1,458,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2022	2021
Net revenue	$188,633	$158,075
Costs of revenue and operating expenses
License fees and revenue share	87,367	83,808
Other direct costs of revenue	8,915	4,468
Product development	14,133	12,924
Sales and marketing	16,058	13,736
General and administrative	37,725	23,994
Total costs of revenue and operating expenses	164,198	138,930
Income from operations	24,435	19,145
Interest and other income / (expense), net
Interest expense, net	(4,082)	(1,157)
Foreign exchange transaction loss	(331)	(270)
Other income / (expense), net	72	(35)
Total interest and other income / (expense), net	(4,341)	(1,462)
Income before income taxes	20,094	17,683
Income tax provision	5,136	3,430
Net income	14,958	14,253
Less: net income / (loss) attributable to non-controlling interest	36	(31)
Net income attributable to Digital Turbine, Inc.	14,922	14,284
Other comprehensive loss
Foreign currency translation adjustment	(5,542)	(20,781)
Comprehensive income / (loss)	9,416	(6,528)
Less: comprehensive income / (loss) attributable to non-controlling interest	243	(793)
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$9,173	$(5,735)
Net income per common share
Basic	$0.15	$0.16
Diluted	$0.15	$0.14
Weighted-average common shares outstanding
Basic	97,822	91,585
Diluted	102,686	98,822
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$14,958	$14,253
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	19,929	8,653
Non-cash interest expense	210	127
Loss on extinguishment of debt	—	—
Stock-based compensation expense	6,244	3,705
Foreign exchange transaction (gain) / loss	331	—
Change in fair value of warrant liability	—
Change in fair value of contingent consideration	—	—
Payment of contingent consideration in excess of amount capitalized at acquisition	—	—
Right-of-use asset	2,654	628
Deferred income taxes	1,050	2,877
(Increase) / decrease in assets:
Accounts receivable, gross	6,626	(48,817)
Allowance for credit losses	886	26
Prepaid expenses and other current assets	(4,967)	(4,492)
Other non-current assets	212	160
Increase / (decrease) in liabilities:
Accounts payable	5,718	35,396
Accrued license fees and revenue share	(9,433)	3,573
Accrued compensation	(11,585)	(46,956)
Other current liabilities	7,368	2,455
Other non-current liabilities	(3,572)	(585)
Net cash provided by / (used in) operating activities	36,629	(28,997)

Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(126,604)
Capital expenditures	(6,413)	(4,364)
Net cash used in investing activities	(6,413)	(130,968)

Cash flows from financing activities
Payment of contingent consideration	—	—
Proceeds from borrowings	—	237,041
Payment of debt issuance costs	—	(2,988)
Payment of deferred business acquisition consideration	—	—
Options and warrants exercised	296	695
Payment of withholding taxes for net share settlement of equity awards	(4,357)	—
Repayment of debt obligations	(60,508)	(19,680)
Net cash provided by / (used in) financing activities	(64,569)	215,068

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,970)	(2,209)

Net change in cash and cash equivalents and restricted cash	(37,323)	52,894

Cash and cash equivalents and restricted cash, beginning of period	127,162	31,118

Cash and cash equivalents and restricted cash, end of period	$89,839	$84,012

Supplemental disclosure of cash flow information
Interest paid	$3,340	$337
Income taxes paid	$445	$311

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$50,000	$359,233
Unpaid contingent consideration with equity for the acquisition of Fyber minority interest	$—	$24,558
Fair value of unpaid contingent consideration in connection with business acquisition	$2,578	$213,413
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	14,922	36	14,958
Foreign currency translation	—	—	—	—	—	—	—	(5,749)	—	207	(5,542)
Stock-based compensation expense	—	—	—	—	—	—	6,463	—	—	—	6,463
Shares issued:
Exercise of stock options	380,176	—	—	—	—	—	296	—	—	—	296
Issuance of restricted shares and vesting of restricted units	7,763	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(4,357)	—	—	—	(4,357)
Balance at June 30, 2022	98,757,622	$10	100,000	$100	758,125	$(71)	$798,063	$(45,090)	$(176,866)	$1,887	$578,033
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares*	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares*	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation expense	—	—	—	—	—	—	3,705	—	—	—	3,705
Shares issued:
Exercise of stock options	178,127	—	—	—	—	—	695	—	—	—	695
Vesting of restricted and performance stock units	207,758	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Balance at June 30, 2021	94,892,906	$10	100,000	$100	758,125	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775
*De minimis adjustment to previously disclosed share count; no impact on quarter-to-date or year-to-date earnings per share in any period presented.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three months ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year.
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
In light of the ongoing COVID-19 pandemic, management has considered the impacts of the COVID-19 pandemic on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of the COVID-19 pandemic.
Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, other than the "Recent Accounting Pronouncements" disclosed below and changes to the Company's segment reporting disclosed in Note 4, "Segment Information."
Recent Accounting Pronouncements
ASU 2020-04
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Inter-Bank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022, and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is continuing to assess ASU 2020-04 and its impact on the Company's consolidated financial statements.
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
As of March 31, 2022, the Company had recognized the acquisition purchase price liability of $50,000. The Company settled the obligation through the issuance of 1,205,982 shares of the Company's common stock on May 19, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of June 30, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented as follows1:

	May 25, 2021	Measurement Period Adjustments	May 25, 2021 (adjusted)
Assets acquired
Cash	$71,489	$—	$71,489
Accounts receivable	64,877	166	65,043
Other current assets	10,470	—	10,470
Property and equipment	1,561	—	1,561
Right-of-use asset	13,191	—	13,191
Publisher relationships	106,400	(95)	106,305
Developed technology	86,900	—	86,900
Trade names	32,100	474	32,574
Customer relationships	31,400	—	31,400
Favorable lease	1,483	—	1,483
Goodwill	303,015	(2,572)	300,443
Other non-current assets	851	—	851
Total assets acquired	$723,737	$(2,027)	$721,710

Liabilities assumed
Accounts payable	$78,090	$(1,501)	$76,589
Accrued license fees and revenue share	5,929	—	5,929
Accrued compensation	52,929	—	52,929
Other current liabilities	12,273	(1,739)	10,534
Short-term debt	25,789	—	25,789
Deferred tax liability, net	25,213	3,627	28,840
Other non-current liabilities	15,386	—	15,386
Total liabilities assumed	$215,609	$387	$215,996
Total purchase price	$508,128	$(2,414)	$505,714
During the measurement period ended May 25, 2022, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $2,572, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s App Growth Platform ("AGP") segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
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
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
1The purchase consideration was translated using the Euro-to-United States ("U.S.") dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.00 to $1.22.

The Company recognized $560 and $3,599 of costs related to the Fyber Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2022 and 2021, respectively.
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
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
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

The fair values of the assets acquired and liabilities assumed at the date of acquisition are presented as follows:

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
During the measurement period ended April 29, 2022, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $3,502, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
The excess of cost of the AdColony Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s AGP segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized $150 and $2,871 of costs related to the AdColony Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2022 and 2021, respectively.

Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the Fyber Acquisition and the AdColony Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, based on available information and to give effect to the financing for the Acquisitions.

Three months ended June 30,
2021
Unaudited
(in thousands, except per share amounts)
Net revenue	$180,472
Net income / (loss) attributable to controlling interest	$(18,417)
Basic net income / (loss) attributable to controlling interest per common share	$(0.20)
Diluted net income / (loss) attributable to controlling interest per common share	$(0.20)
4.    Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.
As of March 31, 2022, the Company operated through three operating segments, each of which was a reportable segment. The three segments were On Device Media ("ODM"), In-App Media - AdColony ("IAM-A"), and In-App Media-Fyber ("IAM-F"). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, the Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions ("ODS") - The Company re-named the ODM segment On Device Solutions to better reflect the nature of the segment's product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•App Growth Platform ("AGP") - This segment consists of the previously reported IAM-A and IAM-F segments. AGP customers are primarily advertisers and publishers and the segment provides platforms that allows mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
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

A summary of segment information follows:

	Three months ended June 30, 2022
	ODS	AGP	Elimination	Consolidated
Net revenue	$118,637	$72,366	$(2,370)	$188,633
License fees and revenue share	68,450	21,287	(2,370)	87,367
Segment profit	$50,187	$51,079	$—	$101,266

	Three months ended June 30, 2021
	ODS	AGP	Elimination	Consolidated
Net revenue	$120,383	$39,474	$(1,782)	$158,075
License fees and revenue share	70,031	15,559	(1,782)	83,808
Segment profit	$50,352	$23,915	$—	$74,267
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	June 30, 2022	March 31, 2022
United States and Canada	$27,270	$25,946
Europe, Middle East, and Africa	6,514	5,086
Asia Pacific and China	44	54
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$33,828	$31,086
Net revenue by geography is based on the billing addresses of the Company's customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended June 30, 2022
	ODS	AGP	Consolidated
United States and Canada	$62,963	$46,238	$109,201
Europe, Middle East, and Africa	40,544	19,415	59,959
Asia Pacific and China	13,874	6,124	19,998
Mexico, Central America, and South America	1,256	589	1,845
Elimination	—	—	(2,370)
Consolidated net revenue	$118,637	$72,366	$188,633

	Three months ended June 30, 2021
	ODS	AGP	Consolidated
United States and Canada	$71,131	$20,610	$91,741
Europe, Middle East, and Africa	30,060	13,639	43,699
Asia Pacific and China	16,790	4,708	21,498
Mexico, Central America, and South America	2,402	517	2,919
Elimination	—	—	(1,782)
Consolidated net revenue	$120,383	$39,474	$158,075

5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follows:

	ODS	AGP	Consolidated
Goodwill as of March 31, 2022	$80,176	$479,616	$559,792
Foreign currency translation and purchase price adjustments	—	(4,829)	(4,829)
Goodwill as of June 30, 2022	$80,176	$474,787	$554,963
Intangible Assets
The components of intangible assets as of June 30, 2022, and March 31, 2022, were as follows:

	As of June 30, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.26 years	$170,057	$(24,894)	$145,163
Developed technology	6.02 years	146,144	(23,566)	122,578
Trade names	3.08 years	69,865	(13,243)	56,622
Publisher relationships	18.56 years	108,638	(6,092)	102,546
Total		$494,704	$(67,795)	$426,909

	As of March 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$171,060	$(19,636)	$151,424
Developed technology	6.26 years	144,581	(18,103)	126,478
Trade names	3.33 years	69,205	(8,523)	60,682
Publisher relationships	18.77 years	106,514	(4,509)	102,005
Total		$491,360	$(50,771)	$440,589
The Company recorded amortization expense of $16,117 during the three months ended June 30, 2022, and $7,101 during the three months ended June 30, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss). As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the planned rebranding of the Company's recent acquisitions, which began during the three months ended June 30, 2022.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2023	$48,226
Fiscal year 2024	64,301
Fiscal year 2025	55,696
Fiscal year 2026	41,459
Fiscal year 2028	35,346
Thereafter	181,881
Total	$426,909

6.    Accounts Receivable

	June 30, 2022	March 31, 2022
Billed	$182,432	$189,208
Unbilled	84,113	82,324
Allowance for credit losses	(8,911)	(8,393)
Accounts receivable, net	$257,634	$263,139
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of June 30, 2022, and March 31, 2022, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $886 of bad debt expense during the three months ended June 30, 2022, and $108 of bad debt expense during the three months ended June 30, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
7.    Property and Equipment

	June 30, 2022	March 31, 2022
Computer-related equipment	$2,869	$2,855
Developed software	47,173	41,011
Furniture and fixtures	1,752	1,836
Leasehold improvements	3,622	3,687
Property and equipment, gross	55,416	49,389
Accumulated depreciation	(21,588)	(18,303)
Property and equipment, net	$33,828	$31,086
Depreciation expense was $3,815 for the three months ended June 30, 2022, and $1,552 for the three months ended June 30, 2021. Depreciation expense for the three months ended June 30, 2022, includes $2,615 related to internal-use software included in general and administrative expense and $1,200 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2021, includes $860 related to internal-use software included in general and administrative expense and $692 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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

Schedule, by fiscal year, of maturities of lease liabilities as of:

June 30, 2022
Fiscal year 2023	$3,349
Fiscal year 2024	4,059
Fiscal year 2025	2,974
Fiscal year 2026	2,519
Fiscal year 2027	1,319
Thereafter	1,519
Total undiscounted cash flows	15,739
(Less imputed interest)	(1,281)
Present value of lease liabilities	$14,458
The current portion of the Company's lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company's lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $12,873 as of June 30, 2022, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 4.40 years.
9.    Debt
The following table summarizes borrowings under the Company's debt obligations and the associated interest rates:

	June 30, 2022
	Balance	Interest Rate	Unused Line Fee
BoA Revolver (subject to variable rate)	$476,134	3.38%	0.30%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	June 30, 2022	March 31, 2022
Revolver	$476,134	$524,134
Less: Debt issuance costs	(3,147)	(3,349)
Debt assumed through Fyber Acquisition	—	12,500
Total debt, net	472,987	533,285
Less: Current portion of debt	—	(12,500)
Non-current debt	$472,987	$520,785
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
On December 29, 2021, the Company amended the New Credit Agreement (the "First Amendment"), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $600,000, including the accordion feature. The First Amendment made no other changes to the term or interest rates of the New Credit Agreement.
The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $476,134 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $3,147 as of June 30, 2022. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
Amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) LIBOR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of June 30, 2022, the interest rate was 3.38% and the unused line of credit fee was 0.30%.
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
As of June 30, 2022, the Company had $123,866 available to draw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income / (loss), as follows:

	Three months ended June 30,
	2022	2021
Interest income / (expense), net	$(3,862)	$(919)
Amortization of debt issuance costs	(210)	(132)
Unused line of credit fees and other	(10)	(106)
Total interest income / (expense), net	$(4,082)	$(1,157)
10.    Stock-Based Compensation
Stock-Based Award Plans
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of June 30, 2022, 9,841,579 shares of common stock were available for issuance as future awards under the Company's 2020 Plan.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2022	7,123,300	$9.33	6.11	$262,419
Granted	971,267	35.25
Exercised	(483,354)	1.26
Forfeited / Expired	(85,991)	52.39
Options outstanding as of June 30, 2022	7,525,222	$12.70	6.44	$83,558
Exercisable as of June 30, 2022	5,558,863	$5.88	5.55	$76,427
At June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $33,281, with an expected remaining weighted-average recognition period of 2.44 years.
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
From time-to-time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to one year, depending on the terms of the RSA. As reported in our Current Reports on Forms 8-K filed with the SEC on February 19, 2014, and June 25, 2014, the Company adopted a Board Member Equity Ownership and Retention Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
The following table summarizes RSU and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2022	373,301	$35.82
Granted	690,431	31.25
Vested	(138,611)	13.52
Forfeited	(7,592)	57.45
Unvested restricted shares outstanding as of June 30, 2022	917,529	$35.57
At June 30, 2022, total unrecognized stock-based compensation expense related to RSUs and RSAs was $28,200, with an expected remaining weighted-average recognition period of 2.86 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended June 30, 2022 and 2021, was $6,244 and $3,705, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).

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
Stock options totaling 1,529,761 and 309,882, for the 3 months ended June 30, 2022 and 2021, respectively, were outstanding but not included in the calculation of diluted earnings per share because inclusion of the options in the calculation would be antidilutive due to their exercise prices exceeding the average market price of the common shares during the periods.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2022	2021
Net income	14,958	14,253
Less: net income / (loss) attributable to non-controlling interest	36	(31)
Net income attributable to Digital Turbine, Inc.	$14,922	$14,284
Weighted-average common shares outstanding, basic	97,822	91,585
Basic net income per common share attributable to Digital Turbine, Inc.	$0.15	$0.16
Weighted-average common shares outstanding, diluted	102,686	98,822
Diluted net income per common share attributable to Digital Turbine, Inc.	$0.15	$0.14
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
During the three months ended June 30, 2022, a tax provision of $5,136 resulted in an effective tax rate of 25.6%. Differences between the tax provision and the statutory rate primarily relate to state income taxes, foreign inclusions, and one-time discrete items.
During the three months ended June 30, 2021, a tax provision of $3,430 resulted in an effective tax rate of 19.4%. Differences between the tax provision and the statutory rate primarily related to state income taxes and tax deductions for stock compensation that exceeded the book expense.
13.    Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $205,269 over the next five years.
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made.
On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of our officers in the Western District of Texas. The claims allege violations of certain federal securities law. The plaintiffs in both cases seek a ruling that the cases may proceed as class actions and seek unspecified damages and attorney fees and other costs. The Company and individual defendants deny any allegations of wrongdoing and we plan to vigorously defend against the claims asserted in these complaints. Due to the early stages of the complaints, management is unable to assess a likely outcome or potential liability at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
On December 29, 2021, the Company amended the New Credit Agreement (the "First Amendment"), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $600,000, including the accordion feature. The First Amendment made no other changes to the term or interest rates of the New Credit Agreement.

As of June 30, 2022, we had $476,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds were used to finance the acquisitions detailed below. As of June 30, 2022, the interest rate was 3.38% and the unused line of credit fee was 0.30%, and we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
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
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company and AdColony's previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
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
The Company recognized $150 and $2,871 of costs related to the AdColony Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2022 and 2021, respectively.
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
As of March 31, 2022, the Company had recognized the acquisition purchase price liability of $50,000. The Company settled the obligation through the issuance of 1,205,982 shares of the Company's common stock on May 19, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of June 30, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.

The Company recognized $560 and $3,599 of costs related to the Fyber Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) for the three months ended June 30, 2022 and 2021, respectively.
Segment Reporting
As of March 31, 2022, the Company operated through three segments, each of which was a reportable segment. The three segments were On Device Media ("ODM"), In-App Media - AdColony ("IAM-A"), and In-App Media-Fyber ("IAM-F"). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, the Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions ("ODS") - The Company re-named the ODM segment On Device Solutions to better reflect the nature of the segment's product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•App Growth Platform ("AGP") - This segment consists of the previously reported IAM-A and IAM-F segments. AGP customers are primarily advertisers and publishers and the segment provides platforms that allows mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.
Impact of COVID-19

Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. The worldwide spread of COVID-19, including the emergence of variants, has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent to which COVID-19 impacts our operational and financial performance will depend on the impact to carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, and on the impact to application developers and in-app advertisers. If COVID-19 continues to have a significant negative impact on global economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. Presently, we are conducting business as usual. We will continue to actively monitor the situation and may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Impact of Inflation

Global inflation has increased significantly over the past year. In the United States ("U.S."), the Consumer Price Index for All Urban Consumers increased 9.1% over the twelve months ended June 30, 2022, as reported by the U.S. Bureau of Labor Statistics. Eurostat reported that consumer prices in the 19 countries sharing the Euro (the "Eurozone") rose 8.6% year-over-year in June 2022. Energy prices contributed significantly to the increases seen in both the U.S. and the Eurozone. The Company does not have physical supply chain or input costs and, as a result, we have been largely insulated from the inflationary cost pressures experienced globally in the past year. The Company has experienced limited inflationary cost impacts in two areas; however, those have not materially affected our financial results to date: (1) modest wage pressures when hiring certain positions, primarily in technology and product development and (2) carrier and OEM supply chain challenges.

In addition, like other advertising technology companies, we have seen a slowdown in digital advertising spending, which we believe is driven in part by the impact of inflation and fears of a recession and its potential impact on consumers. The slowdown in digital advertising spending is varied and depends on the geography, advertising type, operating system and business vertical.

We will continue to actively monitor the impact of inflation and the broader economic outlook on our operations and financial results and will take actions as deemed necessary.

RESULTS OF OPERATIONS
(Unaudited)
Net revenue

	Three months ended June 30,
	2022	2021	% of Change
Net revenue
On Device Solutions	$118,637	$120,383	(1.5)%
App Growth Platform	72,366	39,474	83.3%
Elimination	(2,370)	(1,782)	33.0%
Total net revenue	$188,633	$158,075	19.3%
Comparison of the three months ended June 30, 2022 and 2021
Net revenue increased by $30,558 or 19.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions.
On Device Solutions
On Device Solutions revenue decreased by $1,746 or 1.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to lower active daily users and revenue share for content media, mostly offset by higher revenue per device and additional distribution slots with carrier partners for application media. In addition, the Company completed a contract extension with an application media customer, resulting in a retroactive revenue share adjustment that increased net revenue by approximately $5,000 for the three months ended June 30, 2021.
App Growth Platform
App Growth Platform revenue increased by $32,892 or 83.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions. Please see Note 3, "Acquisitions," for further information regarding the acquisitions.
Costs of revenue and operating expenses

	Three months ended June 30,
	2022	2021	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$87,367	$83,808	4.2%
Other direct costs of revenue	8,915	4,468	99.5%
Product development	14,133	12,924	9.4%
Sales and marketing	16,058	13,736	16.9%
General and administrative	37,725	23,994	57.2%
Total costs of revenue and operating expenses	$164,198	$138,930	18.2%

Comparison of the three months ended June 30, 2022 and 2021
Costs of revenue and operating expenses increased by $25,268 or 18.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue. License fees and revenue share increased by $3,559 or 4.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions. License fees and revenue share as a percentage net revenue decreased to 46.1% for the three months ended June 30, 2022 compared to 53.0% for the three months ended June 30, 2021. The decrease in license fees and revenue share as a percentage of net revenue was primarily due to the increase in net revenue that is reported net of license fees and revenue share for the AGP segment.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expense directly related to the generation of revenue and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed. Other direct costs of revenue increased by $4,447 or 99.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions, which increased costs by approximately $2,808 and an increase of approximately $1,639 due to higher ad request volume for the AGP segment.
Product development
Product development expenses include the development and maintenance of the Company's product suite. Expenses in this area are primarily a function of personnel. Product development expenses increased by $1,209 or 9.4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The three months ended June 30, 2021 product development expenses included acquisition-related costs of $1,455.
The increase in product development costs was primarily due to increased people related costs due to higher wages as the Company continues to make investments in its product development organization to support the Company's growth.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Sales and marketing expenses increased by $2,322 or 16.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to the impact of a full quarter of operations of the AdColony and Fyber acquisitions.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense. General and administrative expenses increased by $13,731 or 57.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. General and administrative expenses include acquisition-related costs of $1,299 for the three months ended June 30, 2022 and $6,603 for the three months ended June 30, 2021. Excluding acquisition-related costs, general and administrative costs increased $18,203 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The increase in general and administrative expenses, excluding acquisition-related costs was primarily due to: (1) an increase of $10,502 attributable to the impact of a full quarter of operations of the AdColony and Fyber acquisitions and (2) an increase of $7,701 attributable to higher employee-related expenses for merit increases and stock-based compensation and stock-based compensation costs and depreciation and amortization related to capitalized internal-use software and intangible assets related to the Company's recent acquisitions.

Interest and other income / (expense), net

	Three months ended June 30,
	2022	2021	% of Change
Interest and other income / (expense), net
Interest expense, net	$(4,082)	$(1,157)	252.8%
Foreign exchange transaction loss	(331)	(270)	22.6%
Other income / (expense), net	72	(35)	305.7%
Total interest and other income / (expense), net	$(4,341)	$(1,462)	196.9%
Comparison of the three months ended June 30, 2022 and 2021
Interest expense, net
Interest expense, net, increased by $2,925 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher average outstanding borrowings and interest rates. Interest expense also includes the amortization of debt issuance costs related to our New Credit Agreement.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and debt. As of June 30, 2022, we had cash in total of approximately $89,839 and $123,866 available to draw under the New Credit Agreement with BoA. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance of $476,134 is classified as long-term debt, net of debt issuance costs of $3,147, on our condensed consolidated balance sheet as of June 30, 2022. We generated $36,629 in cash flows from operating activities for the three months ended June 30, 2022.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access the capital markets. For example, these factors could include general and regional economic, financial, competitive, legislative, regulatory, and other factors. We cannot ensure that we will generate cash flow from operations, or that future borrowings or the capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
The Company believes it will generate sufficient cash flow from operations and has the liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period ("the minimum commitment period"). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $205,269 over the next five years.
Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement is $476,134 as of June 30, 2022. See "Recent Developments - Credit Agreement" for additional information on the New Credit Agreement. The Company's ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
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
Cash Flow Summary

	Three months ended June 30,
	2022	2021	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by / (used in) operating activities	$36,629	$(28,997)	(226.3)%
Business acquisitions, net of cash acquired	—	(126,604)	100.0%
Capital expenditures	(6,413)	(4,364)	(47.0)%
Net cash used in investing activities	$(6,413)	$(130,968)	95.1%
Proceeds from borrowings	—	237,041	(100.0)%
Payment of debt issuance costs	—	(2,988)	100.0%
Options and warrants exercised	296	695	(57.4)%
Payment of withholding taxes for net share settlement of equity awards	(4,357)	—	(100.0)%
Repayment of debt obligations	(60,508)	(19,680)	(207.5)%
Net cash provided by / (used in) financing activities	$(64,569)	$215,068	130.0%
Operating Activities
Cash provided by / (used in) operating activities was $36,629 for the three months ended June 30, 2022, compared to $(28,997) for the three months ended June 30, 2021. The increase of $65,626 was due to the following:
•$14,428 increase due to higher non-cash charges, primarily for depreciation and amortization and stock-based compensation expense. These increases were primarily due to the impact of the AdColony and Fyber acquisitions on operating activities post-acquisition including accelerated amortization of trade name assets amidst rebranding and a larger employee base receiving share based compensation;
•$50,493 increase for changes in operating assets and liabilities, primarily due to lower net working capital, including the payout of compensation related to the AdColony and Fyber acquisitions for the three months ended June 30, 2021; and
•$705 increase in net income;

Investing Activities
For the three months ended June 30, 2022, net cash used in investing activities was approximately $6,413, representing a decrease of $124,555. Current period cash used in investing activities is comprised entirely of capital expenditures, related mostly to internally-developed software, of $6,413. For the three months ended June 30, 2021, net cash used in investing activities was approximately $130,968, comprised of cash expenditures for business acquisitions, net of cash acquired, of $126,604 related to our acquisitions of AdColony and Fyber, and capital expenditures, related mostly to internally-developed software, of $4,364. The $2,049 increase in capital expenditures was due to a combination of continued investments in product development for our legacy ODS segment as well as development activities at our AGP segment..
Financing Activities
For the year ended June 30, 2022, net cash used in financing activities was approximately $64,569, comprised of , repayment of debt obligations of $60,508, payment of withholding taxes for net share settlement of equity awards of $4,357, and options exercised of $296. For the period ended June 30, 2021, net cash provided by financing activities was approximately $215,068, comprised of repayment of debt obligations of $19,680, offset by proceeds from borrowings of $237,041 primarily used for the acquisitions of AdColony and Fyber, and proceeds from the exercise of stock options of $695.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management's selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of this Quarterly Report on Form 10-Q for our fiscal first quarter ended June 30, 2022.
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
Foreign Currency Exchange Risk
We have foreign operations, that expose us to risk from the effects of exchange rate movements of respective foreign currencies, which may affect future revenue, costs and cash flows. Foreign currency exchange risk is the risk that our results of operations or financial position could be affected by changes in exchange rates. In certain of our foreign operations, we transact primarily in the U.S. Dollar, including our net revenue, license fees and revenue share, and employee related compensation costs, which reduces our exposure to foreign currency exchange risk. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances impact our net income. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 4.    CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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

As previously disclosed in Item 9A. Disclosure Controls and Procedures of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on this evaluation, management concluded, as of such date, the Company's disclosure controls and procedures were not effective due to the existence of the material weakness in its internal control over financial reporting therein described.

Management concluded the Company’s internal control for business combinations did not include a control adequately designed to ensure acquiree accounting policies, as they relate to presentation and classification, were conformed to those of the Company and GAAP.

With the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2022. Based on this evaluation, as a result of the identification of the material weakness described above, management concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2022.

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
Management believes these additional steps will be effective in remediating the material weakness described above and may take additional measures to address the material weakness or modify the remediation plan described above, if deemed necessary. Management continues to make progress implementing the remediation steps discussed above.

Changes in Internal Control Over Financial Reporting
Other than the revenue recognition review process described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the ongoing remediation steps noted above.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business.

On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of our officers in the Western District of Texas. The claims allege violations of certain federal securities law. The plaintiffs in both cases seek a ruling that the cases may proceed as class actions and seek unspecified damages and attorney fees and other costs. The Company and individual defendants deny any allegations of wrongdoing and we plan to vigorously defend against the claims asserted in these complaints. Due to the early stages of the complaints, management is unable to assess a likely outcome or potential liability at this time.
ITEM 1A.    RISK FACTORS
The Company is not aware of any material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on June 6, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported, pursuant to the earn-out provision in the Fyber Acquisition Sale and Purchase Agreement, the Company agreed, contingent upon Fyber’s net revenues (revenues less associated license fees and revenue share) being equal to or higher than $100.0 million for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, to issue to the sellers a certain number of shares of the Company’s common stock, which value of such shares, based on the weighted average share price of the Company’s common stock for the 30-days prior to the end of the earn-out period, and, under certain circumstances, an amount of cash, the aggregate value of which will not exceed $50.0 million. On July 25, 2022, effective May 19, 2022, pursuant to the terms of the earn-out provision of the Sale and Purchase Agreement, the Company issued a former Fyber executive 24,120 newly-issued shares of the Company’s common stock (the “Earn-Out Shares”) as payment in full of the earn-out amount due to the former Fyber executive under the Sale and Purchase Agreement based on the full achievement of the earn-out.

The Earn-Out Shares were issued pursuant to the Sale and Purchase Agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, to the former Fyber executive. None of the Earn-Out Shares have been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements..
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Fifth Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *
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

Digital Turbine, Inc.

Dated: August 8, 2022	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 8, 2022	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)