Form 10-Q
period 2022-09-30
Digital Turbine, Inc.
filed 2022-11-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 1, 2022, the Company had 99,016,830 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$82,653	$126,768
Restricted cash	560	394
Accounts receivable, net	255,666	263,139
Prepaid expenses and other current assets	26,479	20,570
Total current assets	365,358	410,871
Property and equipment, net	36,891	31,086
Right-of-use assets	11,358	15,439
Intangible assets, net	407,669	440,589
Goodwill	548,240	559,792
Other non-current assets	4,613	732
TOTAL ASSETS	$1,374,129	$1,458,509

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$171,571	$167,858
Accrued license fees and revenue share	79,167	95,170
Accrued compensation	14,932	28,775
Acquisition purchase price liabilities	—	50,000
Current portion of debt	—	12,500
Other current liabilities	46,931	30,960
Total current liabilities	312,601	385,263
Long-term debt, net of debt issuance costs	447,193	520,785
Deferred tax liabilities, net	16,684	19,976
Other non-current liabilities	11,948	16,270
Total liabilities	788,426	942,294
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 99,743,560 issued and 98,985,435 outstanding at September 30, 2022; 97,921,826 issued and 97,163,701 outstanding at March 31, 2022	10	10
Additional paid-in capital	803,276	745,661
Treasury stock (758,125 shares at September 30, 2022, and March 31, 2022)	(71)	(71)
Accumulated other comprehensive loss	(54,329)	(39,341)
Accumulated deficit	(165,202)	(191,788)
Total stockholders’ equity	583,784	514,571
Non-controlling interest	1,919	1,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,129	$1,458,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net revenue	$174,859	$188,568	$363,492	$346,643
Costs of revenue and operating expenses
License fees and revenue share	76,881	91,508	164,248	175,316
Other direct costs of revenue	9,199	7,827	18,114	12,295
Product development	14,736	13,915	28,869	26,839
Sales and marketing	15,490	17,479	31,548	31,215
General and administrative	37,471	41,307	75,196	65,301
Total costs of revenue and operating expenses	153,777	172,036	317,975	310,966
Income from operations	21,082	16,532	45,517	35,677
Interest and other income / (expense), net
Change in fair value of contingent consideration	—	(22,087)	—	(22,087)
Interest expense, net	(5,229)	(1,955)	(9,311)	(3,112)
Foreign exchange transaction loss	(281)	(249)	(612)	(519)
Other income / (expense), net	312	(477)	384	(512)
Total interest and other income / (expense), net	(5,198)	(24,768)	(9,539)	(26,230)
Income / (loss) before income taxes	15,884	(8,236)	35,978	9,447
Income tax provision / (benefit)	4,181	(2,349)	9,317	1,081
Net income / (loss)	11,703	(5,887)	26,661	8,366
Less: net income / (loss) attributable to non-controlling interest	39	(35)	75	(66)
Net income / (loss) attributable to Digital Turbine, Inc.	11,664	(5,852)	26,586	8,432
Other comprehensive loss
Foreign currency translation adjustment	(9,246)	(15,892)	(14,788)	(36,673)
Comprehensive income / (loss)	2,457	(21,779)	11,873	(28,307)
Less: comprehensive income / (loss) attributable to non-controlling interest	32	(128)	275	(921)
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$2,425	$(21,651)	$11,598	$(27,386)
Net income / (loss) per common share
Basic	$0.12	$(0.06)	$0.27	$0.09
Diluted	$0.11	$(0.06)	$0.26	$0.08
Weighted-average common shares outstanding
Basic	98,887	96,157	98,324	93,807
Diluted	102,898	96,157	102,777	100,457
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Six months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$26,661	$8,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,010	24,981
Non-cash interest expense	408	298
Stock-based compensation expense	12,023	9,630
Foreign exchange transaction (gain) / loss	612	—
Change in fair value of contingent consideration	—	22,087
Right-of-use asset	5,079	1,951
Deferred income taxes	(2,228)	178
(Increase) / decrease in assets:
Accounts receivable, gross	9,916	(61,855)
Allowance for credit losses	2,249	(31)
Prepaid expenses and other current assets	(4,608)	(4,917)
Other non-current assets	160	95
Increase / (decrease) in liabilities:
Accounts payable	2,371	51,676
Accrued license fees and revenue share	(16,866)	1,382
Accrued compensation	(15,109)	(45,694)
Other current liabilities	9,406	2,643
Other non-current liabilities	(5,775)	(3,036)
Net cash provided by operating activities	64,309	7,754

Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(148,056)
Capital expenditures	(12,930)	(10,411)
Net cash used in investing activities	(12,930)	(158,467)

Cash flows from financing activities
Proceeds from borrowings	—	267,134
Payment of debt issuance costs	—	(2,988)
Options and warrants exercised	939	2,155
Payment of withholding taxes for net share settlement of equity awards	(5,929)	—
Repayment of debt obligations	(86,500)	(46,256)
Net cash provided by / (used in) financing activities	(91,490)	220,045

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,838)	(4,233)

Net change in cash and cash equivalents and restricted cash	(43,949)	65,099

Cash and cash equivalents and restricted cash, beginning of period	127,162	31,118

Cash and cash equivalents and restricted cash, end of period	$83,213	$96,217

Supplemental disclosure of cash flow information
Interest paid	$7,410	$2,199
Income taxes paid	$1,076	$693

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$50,000	$356,686
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$2,578	$3,108
Unpaid cash consideration for the acquisition of AdColony	$—	$100,000
Fair value of unpaid contingent consideration in connection with business acquisitions	$—	$235,500
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	14,922	36	14,958
Foreign currency translation	—	—	—	—	—	—	—	(5,749)	—	207	(5,542)
Stock-based compensation expense	—	—	—	—	—	—	6,463	—	—	—	6,463
Shares issued:
Exercise of stock options	380,176	—	—	—	—	—	296	—	—	—	296
Issuance of restricted shares and vesting of restricted units	7,763	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(4,357)	—	—	—	(4,357)
Balance at June 30, 2022	98,757,622	$10	100,000	$100	758,125	$(71)	$798,063	$(45,090)	$(176,866)	$1,887	$578,033
Net income	—	—	—	—	—	—	—	—	11,664	39	11,703
Foreign currency translation	—	—	—	—	—	—	—	(9,239)	—	(7)	(9,246)
Stock-based compensation expense	—	—	—	—	—	—	6,142	—	—	—	6,142
Shares issued:
Exercise of stock options	198,778	—	—	—	—	—	643	—	—	—	643
Issuance of restricted shares and vesting of restricted units	29,035	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(1,572)	—	—	—	(1,572)
Balance at September 30, 2022	98,985,435	$10	100,000	$100	758,125	$(71)	$803,276	$(54,329)	$(165,202)	$1,919	$585,703
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3 in the accompanying condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares*	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares*	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation expense	—	—	—	—	—	—	3,705	—	—	—	3,705
Shares issued:
Exercise of stock options	178,127	—	—	—	—	—	695	—	—	—	695
Vesting of restricted and performance stock units	207,758	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Balance at June 30, 2021	94,892,906	$10	100,000	$100	758,125	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775
Net loss	—	—	—	—	—	—	—	—	(5,852)	(35)	(5,887)
Foreign currency translation	—	—	—	—	—	—	—	(15,799)	—	(93)	(15,892)
Stock-based compensation expense	—	—	—	—	—	—	5,925	—	—	—	5,925
Shares issued:
Exercise of stock options	480,422	—	—	—	—	—	1,460	—	—	—	1,460
Issuance of restricted shares and vesting of restricted units	28,477	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,058,364	—	—	—	—	—	(2,547)	—	—	—	(2,547)
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	(21,452)	(21,452)
Balance at September 30, 2021	96,460,169	$10	100,000	$100	758,125	$(71)	$741,781	$(36,721)	$(218,902)	$2,185	$488,382
*De minimis adjustment to previously disclosed share count; no impact on quarter-to-date or year-to-date earnings per share in any period presented.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
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
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and six months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, including the determination of gross versus net revenue reporting, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations, incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
Management considered the impacts of both global inflation as well as the continued effects of COVID-19 pandemic on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of global inflation or the COVID-19 pandemic.
Management’s estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, other than the “Recent Accounting Pronouncements” disclosed below and changes to the Company’s segment reporting disclosed in Note 4, “Segment Information.”
Accounting Pronouncements Adopted During the Period
ASU 2020-04
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to amendments to contracts, hedging relationships, and other contractual transactions impacted by the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has adopted the update as of the quarter ended September 30, 2022 and the impact of the adoption was not material to the Company’s consolidated financial statements.
3.    Acquisitions
Acquisition of Fyber N.V.
On May 25, 2021, the Company completed the initial closing of the acquisition of 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the "Fyber Acquisition") between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) are (to the Company’s knowledge) held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.
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
ii.5,816,588 newly-issued shares of common stock of the Company to the Seller, which such number of shares was determined based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date, equal in value to $359,233 at the Company’s common stock closing price on May 25, 2021, as follows.
1. 3,216,935 newly-issued shares of common stock of the Company equal in value to $198,678, issued at the closing of the acquisition;
2. 1,500,000 newly-issued shares of common stock of the Company equal in value to $92,640, issued on June 17, 2021;
3. 1,040,364 newly-issued shares of common stock of the Company equal in value to $64,253, issued on July 16, 2021;

4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during the Company’s fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and
iii.Contingent upon Fyber’s net revenue (revenue less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company’s common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate, will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
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
As of March 31, 2022, the Company had recognized the acquisition purchase price liability of $50,000. The Company settled the obligation through the issuance of 1,205,982 shares of the Company’s common stock effective May 19, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of September 30, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber’s remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.

The fair values of the assets acquired and liabilities assumed at the date of the Fyber Acquisition are presented as follows1:

	May 25, 2021	Measurement Period Adjustments	May 25, 2021 (adjusted)
Assets acquired
Cash	$71,489	$—	$71,489
Accounts receivable	64,877	166	65,043
Other current assets	10,470	—	10,470
Property and equipment	1,561	—	1,561
Right-of-use asset	13,191	—	13,191
Publisher relationships	106,400	(95)	106,305
Developed technology	86,900	—	86,900
Trade names	32,100	474	32,574
Customer relationships	31,400	—	31,400
Favorable lease	1,483	—	1,483
Goodwill	303,015	(2,572)	300,443
Other non-current assets	851	—	851
Total assets acquired	$723,737	$(2,027)	$721,710

Liabilities assumed
Accounts payable	$78,090	$(1,501)	$76,589
Accrued license fees and revenue share	5,929	—	5,929
Accrued compensation	52,929	—	52,929
Other current liabilities	12,273	(1,739)	10,534
Current portion of debt	25,789	—	25,789
Deferred tax liability, net	25,213	3,627	28,840
Other non-current liabilities	15,386	—	15,386
Total liabilities assumed	$215,609	$387	$215,996
Total purchase price	$508,128	$(2,414)	$505,714
During the measurement period ended May 25, 2022, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $2,572, as presented in the table above. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.
The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the Company’s App Growth Platform (“AGP”) segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
The identifiable intangible assets consist of publisher relationships, developed technology, trade names, customer relationships, and a favorable lease. The publisher relationships, developed technology, trade names, and customer relationships intangibles were assigned useful lives of 20.0 years, 7.0 years, 7.0 years, and 3.0 years, respectively. The below-market favorable lease was derived from Fyber’s office lease in Berlin, Germany and, per ASC 842, Leases, will be combined with Fyber's right-of-use asset for that lease and will be amortized over the remaining life of that lease. The values for the identifiable intangible assets were determined using the following valuation methodologies:
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
1The purchase consideration was translated using the Euro-to-United States (“U.S.”) dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.00 to $1.22.

The Company recognized costs related to the Fyber Acquisition of $443 and $1,003, respectively, for the three and six months ended September 30, 2022, and $8,116 and $11,715, respectively, for the three and six months ended September 30, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
Acquisition of AdColony Holding AS
On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the “AdColony Acquisition”). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenue, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period.
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
On January 15, 2022, the Company paid the AdColony Acquisition earn-out consideration of $204,500 with available cash-on-hand and an additional $179,000 of borrowings under the New Credit Agreement. See Note 9, “Debt,” for additional information regarding the New Credit Agreement.

The fair values of the assets acquired and liabilities assumed at the date of the AdColony Acquisition are presented as follows:

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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized costs related to the AdColony Acquisition of $64 and $214, respectively, for the three and six months ended September 30, 2022, and $620 and $3,491, respectively, for the three and six months ended September 30, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).

Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the Fyber Acquisition and the AdColony Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, based on available information and to give effect to the financing for the Acquisitions. The prior period year-to-date pro forma information is presented below. Adjustments for the Acquisitions were not a component in prior period quarter-to-date information and therefore does not differ from amounts presented on the condensed consolidated statements of operations and comprehensive income / (loss).

Six months ended September 30,
2021
Unaudited
(in thousands, except per share amounts)
Net revenue	$369,040
Net income / (loss) attributable to controlling interest	$(24,269)
Basic net income / (loss) attributable to controlling interest per common share	$(0.26)
Diluted net income / (loss) attributable to controlling interest per common share	$(0.26)
4.    Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.
As of March 31, 2022, the Company operated through three operating segments, each of which was a reportable segment. The three segments were On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media-Fyber (“IAM-F”). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, the Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions (“ODS”) - The Company re-named the ODM segment On Device Solutions to better reflect the nature of the segment's product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•App Growth Platform (“AGP”) - This segment consists of the previously reported IAM-A and IAM-F segments. AGP customers are primarily advertisers and publishers and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.

The Company’s CODM evaluates segment performance and makes resource allocation decisions primarily based on segment net revenue and segment profit, as shown in the segment information summary table below. The Company’s CODM does not allocate other direct costs of revenue, operating expenses, interest and other income / (expense), net, or provision for income taxes to these segments for the purpose of evaluating segment performance. Additionally, the Company does not allocate assets to segments for internal reporting purposes as the CODM does not manage the Company’s segments by such metrics.
A summary of segment information follows:

	Three months ended September 30, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$108,466	$68,256	$(1,863)	$174,859
License fees and revenue share	59,786	18,958	(1,863)	76,881
Segment profit	$48,680	$49,298	$—	$97,978

	Three months ended September 30, 2021
	ODS	AGP	Eliminations	Consolidated
Net revenue	$129,449	$64,177	$(5,058)	$188,568
License fees and revenue share	75,587	20,979	(5,058)	91,508
Segment profit	$53,862	$43,198	$—	$97,060

	Six months ended September 30, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$227,103	$140,622	$(4,233)	$363,492
License fees and revenue share	128,236	40,245	(4,233)	164,248
Segment profit	$98,867	$100,377	$—	$199,244

	Six months ended September 30, 2021
	ODS	AGP	Eliminations	Consolidated
Net revenue	$249,832	$103,651	$(6,840)	$346,643
License fees and revenue share	145,618	36,538	(6,840)	175,316
Segment profit	$104,214	$67,113	$—	$171,327
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	September 30, 2022	March 31, 2022
United States and Canada	$26,049	$25,946
Europe, Middle East, and Africa	10,809	5,086
Asia Pacific and China	33	54
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$36,891	$31,086
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended September 30, 2022
	ODS	AGP	Total
United States and Canada	$50,978	$39,808	$90,786
Europe, Middle East, and Africa	42,598	22,254	64,852
Asia Pacific and China	13,140	6,149	19,289
Mexico, Central America, and South America	1,750	45	1,795
Elimination	—	—	(1,863)
Consolidated net revenue	$108,466	$68,256	$174,859

	Three months ended September 30, 2021
	ODS	AGP	Total
United States and Canada	$75,100	$30,262	$105,362
Europe, Middle East, and Africa	30,591	26,321	56,912
Asia Pacific and China	17,969	6,835	24,804
Mexico, Central America, and South America	5,789	759	6,548
Elimination	—	—	(5,058)
Consolidated net revenue	$129,449	$64,177	$188,568

	Six months ended September 30, 2022
	ODS	AGP	Total
United States and Canada	$113,941	$86,046	$199,987
Europe, Middle East, and Africa	83,142	41,669	124,811
Asia Pacific and China	27,014	12,273	39,287
Mexico, Central America, and South America	3,006	634	3,640
Elimination	—	—	(4,233)
Consolidated net revenue	$227,103	$140,622	$363,492

	Six months ended September 30, 2021
	ODS	AGP	Total
United States and Canada	$146,231	$50,872	$197,103
Europe, Middle East, and Africa	60,651	39,960	100,611
Asia Pacific and China	34,759	11,543	46,302
Mexico, Central America, and South America	8,191	1,276	9,467
Elimination	—	—	(6,840)
Consolidated net revenue	$249,832	$103,651	$346,643
5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follows:

	ODS	AGP	Consolidated
Goodwill as of March 31, 2022	$80,176	$479,616	$559,792
Foreign currency translation and purchase price adjustments	—	(11,552)	(11,552)
Goodwill as of September 30, 2022	$80,176	$468,064	$548,240

Intangible Assets
The components of intangible assets as of September 30, 2022, and March 31, 2022, were as follows:

	As of September 30, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.19 years	$168,166	$(29,546)	$138,620
Developed technology	5.78 years	145,586	(28,654)	116,932
Trade names	2.83 years	69,634	(17,841)	51,793
Publisher relationships	18.32 years	107,812	(7,488)	100,324
Total		$491,198	$(83,529)	$407,669

	As of March 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$171,060	$(19,636)	$151,424
Developed technology	6.26 years	144,581	(18,103)	126,478
Trade names	3.33 years	69,205	(8,523)	60,682
Publisher relationships	18.77 years	106,514	(4,509)	102,005
Total		$491,360	$(50,771)	$440,589
The Company recorded amortization expense of $16,185 and $32,302, respectively, during the three and six months ended September 30, 2022, and $13,999 and $21,100, respectively, during the three and six months ended September 30, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss). As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the planned rebranding of the Company’s recent acquisitions, which began during the three months ended June 30, 2022.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2023	$31,952
Fiscal year 2024	63,904
Fiscal year 2025	55,360
Fiscal year 2026	41,177
Fiscal year 2027	35,084
Thereafter	180,192
Total	$407,669
6.    Accounts Receivable

	September 30, 2022	March 31, 2022
Billed	$178,784	$189,208
Unbilled	85,989	82,324
Allowance for credit losses	(9,107)	(8,393)
Accounts receivable, net	$255,666	$263,139
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of September 30, 2022 and March 31, 2022, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.

Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $1,363 and $2,249 of bad debt expense during the three and six months ended September 30, 2022, respectively, and $73 and $181 of bad debt expense during the three and six months ended September 30, 2021, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
7.    Property and Equipment

	September 30, 2022	March 31, 2022
Computer-related equipment	$3,045	$2,855
Developed software	54,433	41,011
Furniture and fixtures	1,612	1,836
Leasehold improvements	3,557	3,687
Property and equipment, gross	62,647	49,389
Accumulated depreciation	(25,756)	(18,303)
Property and equipment, net	$36,891	$31,086
Depreciation expense was $3,893 and $7,708 for the three and six months ended September 30, 2022, respectively, and $2,329 and $3,881 for the three and six months ended September 30, 2021, respectively. Depreciation expense for the three and six months ended September 30, 2022, includes $2,130 and $4,745, respectively, related to internal-use software included in general and administrative expense and $1,763 and $2,963, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2021, includes $961 and $1,821, respectively, related to internal-use software included in general and administrative expense and $734 and $1,426, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for certain offices as well as assumed various leases through its recent acquisitions. These leases currently have lease periods expiring between fiscal years 2023 and 2029. The lease agreements may include one or more options to renew. Renewals were not assumed in the Company’s determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.
Schedule, by fiscal year, of maturities of lease liabilities as of:

September 30, 2022
Fiscal year 2023	$2,088
Fiscal year 2024	3,770
Fiscal year 2025	1,986
Fiscal year 2026	1,535
Fiscal year 2027	1,212
Thereafter	1,332
Total undiscounted cash flows	11,923
(Less imputed interest)	(858)
Present value of lease liabilities	$11,065

The current portion of the Company’s lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $11,358 as of September 30, 2022, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 4.02 years.
9.    Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	September 30, 2022
	Balance	Interest Rate	Unused Line Fee
BoA Revolver (subject to variable rate)	$450,134	4.57%	0.20%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	September 30, 2022	March 31, 2022
Revolver	$450,134	$524,134
Less: Debt issuance costs	(2,941)	(3,349)
Debt assumed through Fyber Acquisition	—	12,500
Total debt, net	447,193	533,285
Less: Current portion of debt	—	(12,500)
Long-term debt, net of debt issuance costs	$447,193	$520,785
Revolver
On February 3, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“BoA”), which provides for a revolving line of credit (the “Revolver”) of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000. Funds are to be used for acquisitions, working capital, and general corporate purposes. The Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
On April 29, 2021, the Company amended and restated the Credit Agreement (the “New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
On December 29, 2021, the Company amended the New Credit Agreement (the “First Amendment”), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $600,000, including the accordion feature mentioned above. The First Amendment made no other changes to the terms or interest rates of the New Credit Agreement.
On October 26, 2022, the Company amended the New Credit Agreement (the “Second Amendment”) to replace LIBOR with the Term Secured Overnight Financing Rate (“SOFR”). As a result, amounts outstanding under the New Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25%. The Second Amendment made no other changes in the terms of the New Credit Agreement.

The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $450,134 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $2,941 as of September 30, 2022. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of September 30, 2022, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) LIBOR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA's prime rate, or (c) LIBOR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of September 30, 2022, the interest rate was 4.57% and the unused line of credit fee was 0.20%.
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
As of September 30, 2022, the Company had $149,866 available to draw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income / (loss), as follows:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Interest income / (expense), net	$(5,005)	$(1,706)	$(8,867)	$(2,625)
Amortization of debt issuance costs	(198)	(178)	(408)	(310)
Unused line of credit fees and other	(26)	(71)	(36)	(177)
Total interest income / (expense), net	$(5,229)	$(1,955)	$(9,311)	$(3,112)
10.    Stock-Based Compensation
Stock-Based Award Plans
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of September 30, 2022, 9,843,911 shares of common stock were available for issuance as future awards under the Company’s 2020 Plan.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2022	7,123,300	$9.33	6.11	$262,419
Granted	1,052,746	34.15
Exercised	(753,781)	2.02
Forfeited / Expired	(212,595)	47.19
Options outstanding as of September 30, 2022	7,209,670	$12.61	6.26	$62,841
Exercisable as of September 30, 2022	5,558,001	$6.74	5.48	$59,227
At September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $28,627, with an expected remaining weighted-average recognition period of 2.27 years.
Restricted Stock
Awards of restricted stock units (“RSUs”) may be either grants of time-based restricted units or performance-based restricted units that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for RSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each period.
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
The following table summarizes RSU and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2022	373,301	$35.82
Granted	758,546	30.33
Vested	(189,264)	27.77
Forfeited	(38,681)	41.00
Unvested restricted shares outstanding as of September 30, 2022	903,902	$32.67
At September 30, 2022, total unrecognized stock-based compensation expense related to RSUs and RSAs was $25,667, with an expected remaining weighted-average recognition period of 2.57 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended September 30, 2022, was $5,779 and $12,023, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss). Stock-based compensation expense for the three and six months ended September 30, 2021, was $5,925 and $9,630, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).

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
Stock options totaling 1,526,531 and 1,445,951 for the three and six months ended September 30, 2022, respectively, and 497,881 and 463,650 for the three and six months ended September 30, 2021, respectively, were outstanding but not included in the calculation of diluted earnings per share because inclusion of the options in the calculation would be antidilutive due to their exercise prices exceeding the average market price of the common shares during the periods.
The following table sets forth the computation of basic and diluted net income / (loss) per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net income / (loss)	11,703	(5,887)	26,661	8,366
Less: net income / (loss) attributable to non-controlling interest	39	(35)	75	(66)
Net income / (loss) attributable to Digital Turbine, Inc.	$11,664	$(5,852)	$26,586	$8,432
Weighted-average common shares outstanding, basic	98,887	96,157	98,324	93,807
Basic net income / (loss) per common share attributable to Digital Turbine, Inc.	$0.12	$(0.06)	$0.27	$0.09
Weighted-average common shares outstanding, diluted	102,898	96,157	102,777	100,457
Diluted net income / (loss) per common share attributable to Digital Turbine, Inc.	$0.11	$(0.06)	$0.26	$0.08
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	—	6,563	—	—
12.    Income Taxes
The Company’s provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in our forecasted effective tax rate.
During the three and six months ended September 30, 2022, a tax provision of $4,181 and $9,317, respectively, resulted in an effective tax rate of 26.3% and 25.9%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to state income taxes and foreign income inclusions.
During the three and six months ended September 30, 2021, a tax benefit and provision of $2,349 and $1,081 resulted in an effective tax rate of 28.5% and 11.4%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
13.    Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $194,288 over the next 4.25 years.

Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made.

On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of our officers in the Western District of Texas related to Digital Turbine’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. In addition, in September and October 2022, shareholders of the Company filed derivative complaints against the Company and our directors in the Western District of Texas and Delaware and Texas state courts, alleging breaches of fiduciary duties relating to the allegations made in the class action complaints. The federal derivative cases are consolidated and stayed under a court order, pending a ruling on any motion to dismiss the federal class action that is later filed. The Company and individual defendants deny any allegations of wrongdoing and we plan to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Recent Developments
Credit Agreement
On February 3, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“BoA”), which provides for a revolving line of credit (the “Revolver”) of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000. Funds are to be used for acquisitions, working capital, and general corporate purposes. The Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated leverage ratio and minimum fixed charge coverage ratio.
On April 29, 2021, the Company amended and restated the Credit Agreement (the “New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
On December 29, 2021, the Company amended the New Credit Agreement (the “First Amendment”), which provides for an increase in the revolving line of credit by $125,000, which increased the maximum aggregate principal amount of the revolving line of credit to $600,000, including the accordion feature. The First Amendment made no other changes to the term or interest rates of the New Credit Agreement.
On October 26, 2022, the Company amended the New Credit Agreement (the “Second Amendment”) to replace the

London Interbank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“SOFR”). As a result, amounts outstanding under the New Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25%. The Second Amendment made no other changes in the terms of the New Credit Agreement.
As of September 30, 2022, we had $450,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds were used to finance the acquisitions detailed below. As of September 30, 2022, the interest rate was 4.57% and the unused line of credit fee was 0.20%, and we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Acquisitions
AdColony Holding AS. On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company (“AdColony”), pursuant to a Share Purchase Agreement (the “AdColony Acquisition”). The Company acquired all outstanding capital stock of AdColony in exchange for an estimated total consideration in the range of $400,000 to $425,000, to be paid as follows: (1) $100,000 in cash paid at closing (subject to customary closing purchase price adjustments), (2) $100,000 in cash to be paid six months after closing, and (3) an estimated earn-out in the range of $200,000 to $225,000, to be paid in cash, based on AdColony achieving certain future target net revenue, less associated cost of goods sold (as such term is referenced in the Share Purchase Agreement), over a 12-month period ending on December 31, 2021 (the “Earn-Out Period”). Under the terms of the earn-out, the Company would pay the seller a certain percentage of actual net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) of AdColony, depending on the extent to which AdColony achieves certain target net revenue (less associated cost of goods sold, as such term is referenced in the Share Purchase Agreement) over the Earn-Out Period. The earn-out payment will be made following the expiration of the Earn-Out Period.
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
On August 27, 2021, the Company entered into an Amendment to Share Purchase Agreement (the “Amendment Agreement”) with AdColony and Otello Corporation ASA, a Norway company and AdColony’s previous parent company. Pursuant to the Amendment Agreement, the Company and Otello agreed to set a fixed dollar amount of $204,500 for the earn-out payment obligation, to set January 15, 2022, as the payment due date for such payment amount, and to eliminate all of the Company’s earn-out support obligations under the Share Purchase Agreement. As a result, the Company recognized an $8,913 reduction of the earn-out payment obligation in change in fair value of contingent consideration on the condensed consolidated statement of operations and comprehensive income / (loss) for the fiscal second quarter ended September 30, 2021.
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
The Company recognized costs related to the AdColony Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) of $64 and $214, respectively, for the three and six months ended September 30, 2022, and $620 and $3,491, respectively, for the three and six months ended September 30, 2021.
Fyber N.V. On May 25, 2021, the Company completed the initial closing of the acquisition of 95.1% of the outstanding voting shares (the “Majority Fyber Shares”) of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the “Fyber Acquisition”) between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst (collectively, the “Seller”), the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The remaining outstanding shares in Fyber (the “Minority Fyber Shares”) are (to the Company’s knowledge) held by other shareholders of Fyber (the “Minority Fyber Shareholders”) and are presented as non-controlling interests within these financial statements.

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
ii.5,816,588 newly-issued shares of common stock of the Company to the Seller, which such number of shares was determined based on the volume-weighted average price of the common stock on NASDAQ during the 30-day period prior to the closing date, equal in value to $359,233 at the Company’s common stock closing price on May 25, 2021, as follows.
1. 3,216,935 newly-issued shares of common stock of the Company equal in value to $198,678, issued at the closing of the acquisition;
2. 1,500,000 newly-issued shares of common stock of the Company equal in value to $92,640, issued on June 17, 2021;
3. 1,040,364 newly-issued shares of common stock of the Company equal in value to $64,253, issued on July 16, 2021;
4. 59,289 shares of common stock equal in value to $3,662, to be newly-issued during the Company’s fiscal second quarter 2022, but subject to a true-up reduction based on increased transaction costs associated with the staggered delivery of the Majority Fyber Shares to the Company, which true-up reduction has been finalized, as described below; and
iii.Contingent upon Fyber’s net revenue (revenue less associated license fees and revenue share) being equal to or higher than $100,000 for the 12-month earn-out period ending on March 31, 2022, as determined in the manner set forth in the Sale and Purchase Agreement, a certain number of shares of the Company’s common stock, which will be newly-issued to the Seller at the end of the earn-out period, and under certain circumstances, an amount of cash, which value of such shares, based on the weighted average share price for the 30-days prior to the end of the earn-out period, and cash in aggregate, will not exceed $50,000 (subject to set-off against certain potential indemnification claims against the Seller). Based on estimates at the time of the acquisition, the Company initially determined it was unlikely Fyber would achieve the earn-out net revenue target and, as a result, no contingent liability was recognized at that time.
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
As of March 31, 2022, the Company had recognized the acquisition purchase price liability of $50,000. The Company settled the obligation through the issuance of 1,205,982 shares of the Company’s common stock effective May 19, 2022.
Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber’s outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of September 30, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
The delisting of Fyber's remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021.
The Company recognized costs related to the Fyber Acquisition in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss) of $443 and $1,003, respectively, for the three and six months ended September 30, 2022, and $8,116 and $11,715, respectively, for the three and six months ended September 30, 2021.
Segment Reporting
As of March 31, 2022, the Company operated through three segments, each of which was a reportable segment. The three segments were On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media-Fyber (“IAM-F”). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, the Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions (“ODS”) - The Company re-named the ODM segment On Device Solutions to better reflect the nature of the segment's product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•App Growth Platform (“AGP”) - This segment consists of the previously reported IAM-A and IAM-F segments. AGP customers are primarily advertisers and publishers and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.

Impact of COVID-19, Global Economic and Geopolitical Developments

Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence, and consumer confidence. The worldwide spread of COVID-19, including the emergence of variants, as well as economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. In addition, fears of a recession or economic downturn have and may result in decreasing or delaying advertising budgets. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of these macro-economic factors on our operational and financial performance will depend on the impact to carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, and on the impact to application developers and in-app advertisers. If these, or other, macro-economic factors and geopolitical developments continue to have a significant negative impact on global economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. Presently, we are conducting business as usual. We will continue to actively monitor the situation and may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Impact of Inflation

Global inflation has increased significantly over the past year. In the United States (“U.S.”), the Consumer Price Index for All Urban Consumers increased 8.2% over the twelve months ended September 30, 2022, as reported by the U.S. Bureau of Labor Statistics. Eurostat reported that consumer prices in the 19 countries sharing the Euro (the “Eurozone”) rose 9.9% year-over-year in September 2022. Energy prices contributed significantly to the increases in both the U.S. and the Eurozone. The Company does not have physical supply chain or input costs and, as a result, we have been largely insulated from the inflationary cost pressures experienced globally in the past year. The Company has experienced limited inflationary cost impacts in two areas; however, those have not materially affected our financial results to date: (1) modest wage pressures when hiring certain positions, primarily in technology and product development and (2) carrier and OEM supply chain challenges.

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

RESULTS OF OPERATIONS
(Unaudited)
Net revenue

	Three months ended September 30,			Six months ended September 30,
	2022	2021	% of Change	2022	2021	% of Change
Net revenue
On Device Solutions	$108,466	$129,449	(16.2)%	$227,103	$249,832	(9.1)%
App Growth Platform	68,256	64,177	6.4%	140,622	103,651	35.7%
Elimination	(1,863)	(5,058)	(63.2)%	(4,233)	(6,840)	(38.1)%
Total net revenue	$174,859	$188,568	(7.3)%	$363,492	$346,643	4.9%
Comparison of the three and six months ended September 30, 2022 and 2021
Over the three month comparative periods, net revenue decreased by $13,709 or 7.3%, and over the six-month comparative periods, net revenue increased by $16,849 or 4.9%. See the segment discussion below for further details regarding net revenue.
On Device Solutions
ODS revenue for the three months ended September 30, 2022 decreased by $20,983 or 16.2% compared to the three months ended September 30, 2021. The decrease was primarily attributable to lower daily active users (“DAU”) for content media, which resulted in a $20,700 reduction in revenue. The majority of the decline in DAU was due to a decline in prepaid phone users. The decline in content media was partially offset by an increase for application media. Revenue for application media included approximately $8,700 due to a contract amendment during the three months ended September 30, 2022.
ODS revenue for the six months ended September 30, 2022 decreased by $22,729 or 9.1%, compared to the six months ended September 30, 2021. The decrease was primarily attributable to lower DAU for content media, which resulted in a $33,300 reduction in revenue for the same reason as noted for the three months ended September 30, 2022. The decline in content media was partially offset by an increase of approximately $10,600 for application media, including approximately $13,700 as a result of two contract amendments during the six months ended September 30, 2022.
App Growth Platform
App Growth Platform revenue for the three months ended September 30, 2022 increased by $4,079 or 6.4% compared to the three months ended September 30, 2021. The increase was primarily due to strong demand and customer spending on the

Company’s exchange platform for banner advertising. This increase was partially offset by a decline in performance advertising largely due to broader weakness in the advertising markets.
App Growth Platform revenue for the six months ended September 30, 2022 increased by $36,971 or 35.7%, compared to the six months ended September 30, 2021. The increase was primarily due to the impact of a full six months of operations resulting from the AdColony Acquisition and Fyber Acquisition. Please see Note 3, “Acquisitions,” for further information regarding the acquisitions.
Costs of revenue and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2022	2021	% of Change	2022	2021	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$76,881	$91,508	(16.0)%	$164,248	$175,316	(6.3)%
Other direct costs of revenue	9,199	7,827	17.5%	18,114	12,295	47.3%
Product development	14,736	13,915	5.9%	28,869	26,839	7.6%
Sales and marketing	15,490	17,479	(11.4)%	31,548	31,215	1.1%
General and administrative	37,471	41,307	(9.3)%	75,196	65,301	15.2%
Total costs of revenue and operating expenses	$153,777	$172,036	(10.6)%	$317,975	$310,966	2.3%
Comparison of the three and six months ended September 30, 2022 and 2021
Over the three and six months ended September 30, 2022, total costs of revenue and operating expenses decreased by $18,259, or 10.6% and increased $7,009, or 2.3%, respectively, compared to the three and six months ended September 30, 2021. The decrease in total costs of revenue and operating expenses over the three month comparative period is primarily due lower license fees and revenue share, which is the result of lower revenue. The increase in total costs of revenue and operating expenses over the six month comparative period is a primarily due to the impact of a full six months of operations resulting from the AdColony Acquisition and Fyber Acquisition. Costs of revenue and operating expenses included transaction costs of $1,284 and $2,584, respectively, for the three and six months ended September 30, 2022, compared to $9,159 and $17,503, respectively, for the three and six months ended September 30, 2021.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
License fees and revenue share decreased by $14,627, or 16.0% to $76,881 for the three months ended September 30, 2022, and was 44.0% as a percentage of total net revenue compared to $91,508, or 48.5% of total net revenue, for the three months ended September 30, 2021.
License fees and revenue share decreased by $11,068, or 6.3% to $164,248 for the six months ended September 30, 2022, and was 45.2% as a percentage of total net revenue compared to $175,316, or 50.6% of total net revenue, for the six months ended September 30, 2021.
The decrease in license fees and revenue share was attributable to the decrease in total net revenue over the same periods as these costs are typically paid as a percentage of our revenue. The decrease in license fees and revenue share as a percentage of total net revenue for the three and six months ended September 30, 2022 compared to the prior year comparative periods, was primarily due to revenue mix changes as well as the two contract amendments discussed above.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.

Other direct costs of revenue increased by $1,372, or 17.5% to $9,199 for the three months ended September 30, 2022, and was 5.3% as a percentage of total net revenue compared to $7,827, or 4.2% of total net revenue, for the three months ended September 30, 2021.
Other direct costs of revenue increased by $5,819, or 47.3% to $18,114 for the six months ended September 30, 2022, and was 5.0% as a percentage of total net revenue compared to $12,295, or 3.5% of total net revenue, for the six months ended September 30, 2021.
The increase in other direct costs of revenue in both the three and six months ended September 30, 2022, compared to the prior year comparative periods, as well as as a percentage of revenue was primarily driven by an increase in hosting expense and higher depreciation of developed technology assets.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel.
Product development expenses increased by $821, or 5.9% to $14,736 for the three months ended September 30, 2022, compared to $13,915 for the three months ended September 30, 2021. Product development expenses included acquisition-related costs of $543 and $455 for the three months ended September 30, 2022 and 2021, respectively. The increase in product development expenses was primarily due to higher employee related costs driven by higher wages and stock compensation reflective of market conditions for product development employees.
Product development expenses increased by $2,030, or 7.6% to $28,869 for the six months ended September 30, 2022, compared to $26,839, for the six months ended September 30, 2021. Product development expenses included acquisition related costs of $1,085 and $1,910 for the six months ended September 30, 2022 and 2021, respectively. The increase in product development expenses for was primarily due to a full six months of operations from the AdColony Acquisition and Fyber Acquisition.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses decreased by $1,989, or 11.4% to $15,490 for the three months ended September 30, 2022, and was 8.9% as a percentage of total net revenue compared to $17,479, or 9.3% of total net revenue, for the three months ended September 30, 2021. This decrease was primarily due to lower sales and account management headcount through attrition as well as the result of the integration of the AdColony Acquisition and Fyber Acquisition.
Sales and marketing expenses was relatively unchanged, increasing by $333, or 1.1% to $31,548 for the six months ended September 30, 2022, and was 8.7% as a percentage of total net revenue compared to $31,215, or 9.0% of total net revenue, for the six months ended September 30, 2021.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses decreased by $3,836, or 9.3% to $37,471 for the three months ended September 30, 2022, and was 21.4% as a percentage of total net revenue compared to $41,307, or 21.9% of total net revenue, for the three months ended September 30, 2021. The three months ended September 30, 2022 and 2021 included acquisition-related costs of $686 and $8,587, respectively. Excluding acquisition-related costs, general and administrative expenses increased $4,065. The increase in general and administrative expenses after excluding acquisition-related costs was primarily due to bad debt expense and the amortization of trade names intangibles.
General and administrative expenses increased by $9,895, or 15.2% to $75,196 for the six months ended September 30, 2022, and was 20.7% as a percentage of total net revenue compared to $65,301, or 18.8% of total net revenue, for the six months ended September 30, 2021. The six months ended September 30, 2022 and 2021 included acquisition-related costs of $1,391 and $15,191, respectively. Excluding acquisition-related costs, general and administrative expenses increased $23,695. The increase in general and administrative expenses was primarily due to higher wages, bad debt expense and amortization of trade names intangibles. In addition, the increase was due in part to the impact of a full six months of operations resulting from AdColony Acquisition and Fyber Acquisition.
Interest and other income / (expense), net

	Three months ended September 30,			Six months ended September 30,
	2022	2021	% of Change	2022	2021	% of Change
Interest and other income / (expense), net
Change in fair value of contingent consideration	$—	$(22,087)	100.0%	$—	$(22,087)	100.0%
Interest expense, net	(5,229)	(1,955)	167.5%	(9,311)	(3,112)	199.2%
Foreign exchange transaction loss	(281)	(249)	12.9%	(612)	(519)	17.9%
Other income / (expense), net	312	(477)	165.4%	384	(512)	175.0%
Total interest and other income / (expense), net	$(5,198)	$(24,768)	(79.0)%	$(9,539)	$(26,230)	(63.6)%
Comparison of the three and six months ended September 30, 2022 and 2021
Change in fair value of contingent consideration
For the three and six months ended September 30, 2021, the Company recorded charges for changes in fair value of contingent consideration in connection with the AdColony Acquisition and Fyber Acquisition of $22,087. There were no such charges recorded for the three and six months ended September 30, 2022.
Interest expense, net
Over the three and six months ended September 30, 2022, interest expense, net, increased by $3,274, or 167.5% and $6,199, or 199.2%, respectively, compared to the three and six months ended September 30, 2021. The increases were primarily due to an increase in interest rates and higher average outstanding borrowings under the New Credit Agreement.
Liquidity and Capital Resources
Our primary sources of liquidity are our existing cash and, cash from operations, and borrowings under our New Credit Agreement. As of September 30, 2022, we had unrestricted cash of approximately $82,653 and $149,866 available to draw under the New Credit Agreement with BoA. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance of $450,134 is classified as long-term debt, net of debt issuance costs of $2,941, on our condensed consolidated balance sheet as of September 30, 2022. We generated $64,309 in cash flows from operating activities for the six months ended September 30, 2022.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access the capital markets. For example, these factors could include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics such as COVID-19, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine. We cannot guarantee that we will generate sufficient cash flow from operations, or that future borrowings or the capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
The Company believes it will generate sufficient cash flow from operations and has the liquidity and capital resources to meet its business requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $194,288 over the next 4.25 years.
Outstanding Secured Indebtedness
The Company’s outstanding secured indebtedness under the New Credit Agreement is $450,134 as of September 30, 2022. See “Recent Developments - Credit Agreement” for additional information on the New Credit Agreement. The Company's ability to borrow additional amounts under its New Credit Agreement could have significant negative consequences, including:
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

Cash Flow Summary

	Six months ended September 30,
	2022	2021	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities	$64,309	$7,754	729.4%
Business acquisitions, net of cash acquired	—	(148,056)	100.0%
Capital expenditures	(12,930)	(10,411)	(24.2)%
Net cash used in investing activities	$(12,930)	$(158,467)	91.8%
Proceeds from borrowings	—	267,134	(100.0)%
Payment of debt issuance costs	—	(2,988)	100.0%
Options and warrants exercised	939	2,155	(56.4)%
Payment of withholding taxes for net share settlement of equity awards	(5,929)	—	(100.0)%
Repayment of debt obligations	(86,500)	(46,256)	(87.0)%
Net cash provided by / (used in) financing activities	$(91,490)	$220,045	141.6%
Operating Activities
Cash provided by operating activities was $64,309 for the six months ended September 30, 2022, compared to $7,754 for the six months ended September 30, 2021. The increase of $56,555 was due to the following:
•$3,221 decrease due to lower non-cash charges as the six months ended September 30, 2021 included the impact of changes in the fair value of contingent consideration. This was partially offset by accelerated amortization of trade name assets amidst rebranding and a larger employee base receiving share based compensation for the six months ended September 30, 2022 ;
•$41,481 increase for changes in operating assets and liabilities, primarily due to lower net working capital for the six months ended September 30, 2022; and
•$18,295 increase in net income.
Investing Activities
For the six months ended September 30, 2022, net cash used in investing activities decreased by $145,537 to approximately $12,930. Current period cash used in investing activities is comprised entirely of capital expenditures, related mostly to internally-developed software, of $12,930. For the six months ended September 30, 2021, net cash used in investing activities was approximately $158,467, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,056 related to our acquisitions of AdColony and Fyber, and capital expenditures, related mostly to internally-developed software, of $10,411. The $2,519 increase in capital expenditures was due to incremental investments in product development efforts and is also reflective of the larger product portfolio due to the acquisitions of AdColony and Fyber.
Financing Activities
For the six months ended September 30, 2022, net cash used in financing activities was approximately $91,490, comprised of repayment of debt obligations of $86,500, payment of withholding taxes for net share settlement of equity awards of $5,929, and options exercised of $939. For the six months ended September 30, 2021, net cash provided by financing activities was approximately $220,045, comprised of proceeds from borrowings of $267,134 primarily used for the acquisitions of AdColony and Fyber and proceeds from the exercise of stock options of $2,155, offset by repayment of debt obligations of $46,256 and payment of debt issuance costs of $2,988.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of this Quarterly Report on Form 10-Q for our fiscal second quarter ended September 30, 2022.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, who is the principal executive officer, and the Company’s Chief Financial Officer, who is the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As previously disclosed in Item 9A. Disclosure Controls and Procedures of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on this evaluation, management concluded, as of such date, the Company’s disclosure controls and procedures were not effective due to the existence of the material weakness in its internal control over financial reporting therein described.
Management concluded the Company’s internal control for business combinations did not include a control adequately designed to ensure acquiree accounting policies, as they relate to presentation and classification, were conformed to those of the Company and GAAP.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. Based on this evaluation, as a result of the identification of the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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
The Company is continuing to make progress in implementing improvements to its policies and procedures by:
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
Changes in Internal Control Over Financial Reporting
Other than the revenue recognition review process and ongoing remediation steps described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business.

On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of our officers in the Western District of Texas related to Digital Turbine’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. In addition, in September and October 2022, shareholders of the Company filed derivative complaints against the Company and our directors in the Western District of Texas and Delaware and Texas state courts, alleging breaches of fiduciary duties relating to the allegations made in the class action complaints. The federal derivative cases are consolidated and stayed under a court order, pending a ruling on any motion to dismiss the federal class action that is later filed. The Company and individual defendants deny any allegations of wrongdoing and we plan to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
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
10.1*
Second Amendment, dated as of October 26, 2022, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto.

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

Digital Turbine, Inc.

Dated: November 9, 2022	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 9, 2022	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)