Form 10-Q
period 2022-12-31
Digital Turbine, Inc.
filed 2023-02-08
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of February 5, 2023, the Company had 99,197,058 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$79,307	$126,768
Restricted cash	554	394
Accounts receivable, net	231,001	263,139
Prepaid expenses and other current assets	31,912	20,570
Total current assets	342,774	410,871
Property and equipment, net	38,759	31,086
Right-of-use assets	10,973	15,439
Intangible assets, net	395,181	440,589
Goodwill	560,340	559,792
Other non-current assets	4,648	732
TOTAL ASSETS	$1,352,675	$1,458,509

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$154,320	$167,858
Accrued license fees and revenue share	75,380	95,170
Accrued compensation	16,206	28,775
Acquisition purchase price liabilities	—	50,000
Current portion of debt	—	12,500
Other current liabilities	43,460	30,960
Total current liabilities	289,366	385,263
Long-term debt, net of debt issuance costs	422,310	520,785
Deferred tax liabilities, net	18,786	19,976
Other non-current liabilities	14,586	16,270
Total liabilities	745,048	942,294
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 99,901,328 issued and 99,143,203 outstanding at December 31, 2022; 97,921,826 issued and 97,163,701 outstanding at March 31, 2022	10	10
Additional paid-in capital	810,994	745,661
Treasury stock (758,125 shares at December 31, 2022, and March 31, 2022)	(71)	(71)
Accumulated other comprehensive loss	(44,201)	(39,341)
Accumulated deficit	(161,183)	(191,788)
Total stockholders’ equity	605,649	514,571
Non-controlling interest	1,978	1,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,352,675	$1,458,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)1
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net revenue	$162,310	$216,818	$525,802	$563,461
Costs of revenue and operating expenses
License fees and revenue share	73,370	109,053	237,618	284,369
Other direct costs of revenue	9,324	9,090	27,438	21,385
Product development	14,218	13,755	43,087	40,594
Sales and marketing	16,469	15,857	48,017	47,072
General and administrative	39,132	39,924	114,328	105,225
Total costs of revenue and operating expenses	152,513	187,679	470,488	498,645
Income from operations	9,797	29,139	55,314	64,816
Interest and other income / (expense), net
Change in fair value of contingent consideration	—	(18,200)	—	(40,287)
Interest expense, net	(6,913)	(2,195)	(16,224)	(5,307)
Foreign exchange transaction gain / (loss)	17	2,122	(595)	1,603
Other income / (expense), net	8	(86)	392	(598)
Total interest and other income / (expense), net	(6,888)	(18,359)	(16,427)	(44,589)
Income before income taxes	2,909	10,780	38,887	20,227
Income tax provision / (benefit)	(1,153)	3,718	8,164	4,799
Net income	4,062	7,062	30,723	15,428
Less: net income / (loss) attributable to non-controlling interest	43	48	118	(18)
Net income attributable to Digital Turbine, Inc.	4,019	7,014	30,605	15,446
Other comprehensive loss
Foreign currency translation adjustment	10,144	(8,389)	(4,644)	(45,062)
Comprehensive income / (loss)	14,206	(1,327)	26,079	(29,634)
Less: comprehensive income / (loss) attributable to non-controlling interest	59	(11)	334	(932)
Comprehensive income / (loss) attributable to Digital Turbine, Inc.	$14,147	$(1,316)	$25,745	$(28,702)
Net income per common share
Basic	$0.04	$0.07	$0.31	$0.16
Diluted	$0.04	$0.07	$0.30	$0.15
Weighted-average common shares outstanding
Basic	99,108	96,548	98,623	94,620
Diluted	103,348	103,287	103,674	101,346
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3, “Acquisitions,” in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows1
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$30,723	$15,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,147	40,946
Non-cash interest expense	619	500
Stock-based compensation expense	19,643	15,369
Foreign exchange transaction (gain) / loss	581	(1,603)
Change in fair value of contingent consideration	—	40,287
Right-of-use asset	4,868	3,270
Deferred income taxes	(2,494)	4,799
(Increase) / decrease in assets:
Accounts receivable, gross	32,816	(104,535)
Allowance for credit losses	3,009	412
Prepaid expenses and other current assets	(11,397)	(5,760)
Other non-current assets	100	74
Increase / (decrease) in liabilities:
Accounts payable	(14,113)	38,467
Accrued license fees and revenue share	(20,324)	29,377
Accrued compensation	(13,131)	(33,506)
Other current liabilities	11,784	1,114
Other non-current liabilities	(5,317)	(1,177)
Net cash provided by operating activities	97,514	43,462

Cash flows from investing activities
Equity investments	(4,000)	—
Business acquisitions, net of cash acquired	(2,708)	(148,192)
Capital expenditures	(18,598)	(15,692)
Net cash used in investing activities	(25,306)	(163,884)

Cash flows from financing activities
Proceeds from borrowings	18,000	369,913
Payment of debt issuance costs	(94)	(4,044)
Payment of deferred business acquisition consideration	—	(98,175)
Options and warrants exercised	1,095	2,814
Payment of withholding taxes for net share settlement of equity awards	(6,202)	(7,587)
Repayment of debt obligations	(129,500)	(52,623)
Net cash provided by / (used in) financing activities	(116,701)	210,298

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,808)	(5,554)

Net change in cash and cash equivalents and restricted cash	(47,301)	84,322

Cash and cash equivalents and restricted cash, beginning of period	127,162	31,118

Cash and cash equivalents and restricted cash, end of period	$79,861	$115,440

Supplemental disclosure of cash flow information
Interest paid	$12,912	$3,882
Income taxes paid	$3,917	$954

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$50,000	$356,686
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$2,578	$3,106
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,738	$204,500
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3, “Acquisitions,” in the accompanying condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	14,922	36	14,958
Foreign currency translation	—	—	—	—	—	—	—	(5,749)	—	207	(5,542)
Stock-based compensation expense	—	—	—	—	—	—	6,463	—	—	—	6,463
Shares issued:
Exercise of stock options	380,176	—	—	—	—	—	296	—	—	—	296
Issuance of restricted shares and vesting of restricted units	7,763	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(4,357)	—	—	—	(4,357)
Balance at June 30, 2022	98,757,622	$10	100,000	$100	758,125	$(71)	$798,063	$(45,090)	$(176,866)	$1,887	$578,033
Net income	—	—	—	—	—	—	—	—	11,664	39	11,703
Foreign currency translation	—	—	—	—	—	—	—	(9,239)	—	(7)	(9,246)
Stock-based compensation expense	—	—	—	—	—	—	6,142	—	—	—	6,142
Shares issued:
Exercise of stock options	198,778	—	—	—	—	—	643	—	—	—	643
Issuance of restricted shares and vesting of restricted units	29,035	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(1,572)	—	—	—	(1,572)
Balance at September 30, 2022	98,985,435	$10	100,000	$100	758,125	$(71)	$803,276	$(54,329)	$(165,202)	$1,919	$585,703
Net income	—	—	—	—	—	—	—	—	4,019	43	4,062
Foreign currency translation	—	—	—	—	—	—	—	10,128	—	16	10,144
Stock-based compensation expense	—	—	—	—	—	—	7,835	—	—	—	7,835
Shares issued:
Exercise of stock options	84,594	—	—	—	—	—	156	—	—	—	156
Issuance of restricted shares and vesting of restricted units	73,174	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(273)	—	—	—	(273)
Balance at December 31, 2022	99,143,203	$10	100,000	$100	758,125	$(71)	$810,994	$(44,201)	$(161,183)	$1,978	$607,627
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3, “Acquisitions,” in the accompanying condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity1
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	14,284	(31)	14,253
Foreign currency translation	—	—	—	—	—	—	—	(20,019)	—	(762)	(20,781)
Stock-based compensation expense	—	—	—	—	—	—	3,705	—	—	—	3,705
Shares issued:
Exercise of stock options	178,127	—	—	—	—	—	695	—	—	—	695
Vesting of restricted and performance stock units	207,758	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	4,716,935	—	—	—	—	—	359,233	—	—	—	359,233
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	24,558	24,558
Balance at June 30, 2021	94,892,906	$10	100,000	$100	758,125	$(71)	$736,943	$(20,922)	$(213,050)	$23,765	$526,775
Net loss	—	—	—	—	—	—	—	—	(5,852)	(35)	(5,887)
Foreign currency translation	—	—	—	—	—	—	—	(15,799)	—	(93)	(15,892)
Stock-based compensation expense	—	—	—	—	—	—	5,925	—	—	—	5,925
Shares issued:
Exercise of stock options	480,422	—	—	—	—	—	1,460	—	—	—	1,460
Issuance of restricted shares and vesting of restricted units	28,477	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,058,364	—	—	—	—	—	(2,547)	—	—	—	(2,547)
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	(21,452)	(21,452)
Balance at September 30, 2021	96,460,169	$10	100,000	$100	758,125	$(71)	$741,781	$(36,721)	$(218,902)	$2,185	$488,382
Net income	—	—	—	—	—	—	—	—	7,014	48	7,062
Foreign currency translation	—	—	—	—	—	—	—	(8,330)	—	(59)	(8,389)
Stock-based compensation expense	—	—	—	—	—	—	5,739	—	—	—	5,739
Shares issued:
Exercise of stock options	201,015	—	—	—	—	—	659	—	—	—	659
Issuance of restricted shares and vesting of restricted units	70,043	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(7,587)	—	—	—	(7,587)
Balance at December 31, 2021	96,731,227	$10	100,000	$100	758,125	$(71)	$740,592	$(45,051)	$(211,888)	$2,174	$485,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
1.    Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, the Company’s products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended December 31, 2022, are not necessarily indicative of the operating results for the full fiscal year.
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
Management considered the impacts of global inflation, conflict in Ukraine, as well as the continued effects of COVID-19 pandemic on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of global inflation or the COVID-19 pandemic.
Management’s estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the notes to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, other than the “Recent Accounting Pronouncements” disclosed below and changes to the Company’s segment reporting disclosed in Note 4, “Segment Information.”
Accounting Pronouncements Adopted During the Period
ASU 2020-04
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to amendments to contracts, hedging relationships, and other contractual transactions impacted by the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted the update as of the quarter ended September 30, 2022 and the impact of the adoption was not material to the Company’s condensed consolidated financial statements.
3.    Acquisitions
Acquisition of In App Video Services UK LTD.
On November 1, 2022, the Company completed the acquisition of all of the outstanding ownership interests of In App Video Services UK LTD. (“In App”) pursuant to a Stock Purchase Agreement (the “In App Acquisition”). Prior to the Acquisition, In App acted as a third-party representative of the Company’s App Growth Platform (“AGP”) segment’s products and services in the United Kingdom (“UK”). The acquisition of In App is part of the Company’s strategy to make investments that provide opportunities to grow market share and increase revenues in important markets and geographies like the UK.
The Company acquired In App for total, estimated consideration in the range of $2,250 to $5,500, paid as follows: (1) $2,708 paid in cash at closing, including a working capital adjustment of approximately $460, with $1,000 of that amount held in escrow for one-year and (2) potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024 and 2025. The annual earn out payments are up to $250 for the year ended December 31, 2022 and $1,000 for each of the calendar years ended December 31, 2023, 2024 and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024 and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
The Company recorded the preliminary fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, (4) and goodwill of $5,008.
The Company recognized costs related to the In App Acquisition of $162 and $207, respectively, for the three and nine months ended December 31, 2022, in operating expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
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

Pursuant to certain German law on public takeovers, following the closing, the Company launched a public tender offer to the Minority Fyber Shareholders to acquire from them the Minority Fyber Shares. The tender offer was approved and published in July 2021, and is subject to certain minimum price rules under German law. The timing and the conditions of the tender offer, including the consideration of €0.84 per share offered to the Minority Fyber Shareholders in connection with the tender offer, was determined by the Company pursuant to the applicable Dutch and German takeover laws. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of December 31, 2022. The Company expects to complete the purchase of the remaining outstanding Fyber shares during fiscal year 2023.
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
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
The Company recognized costs related to the Fyber Acquisition of $441 and $1,444, respectively, for the three and nine months ended December 31, 2022, and $5,183 and $16,898, respectively, for the three and nine months ended December 31, 2021, in operating expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized costs related to the AdColony Acquisition of $214 for the nine months ended December 31, 2022, and $486 and $3,977, respectively, for the three and nine months ended December 31, 2021, in operating expenses on the condensed consolidated statements of operations and comprehensive income / (loss). There were no such costs for the three months ended December 31, 2022.

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

Nine months ended December 31,
2021
Unaudited
(in thousands, except per share amounts)
Net revenue	$585,858
Net loss attributable to controlling interest	$(17,255)
Basic net loss attributable to controlling interest per common share	$(0.18)
Diluted net loss attributable to controlling interest per common share	$(0.18)
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
A summary of segment information follows:

	Three months ended December 31, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$96,316	$67,407	$(1,413)	$162,310
License fees and revenue share	57,555	17,228	(1,413)	73,370
Segment profit	$38,761	$50,179	$—	$88,940

	Three months ended December 31, 2021
	ODS	AGP	Eliminations	Consolidated
Net revenue	$133,594	$89,113	$(5,889)	$216,818
License fees and revenue share	86,504	28,438	(5,889)	109,053
Segment profit	$47,090	$60,675	$—	$107,765

	Nine months ended December 31, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$323,419	$208,029	$(5,646)	$525,802
License fees and revenue share	185,791	57,473	(5,646)	237,618
Segment profit	$137,628	$150,556	$—	$288,184

	Nine months ended December 31, 2021
	ODS	AGP	Eliminations	Consolidated
Net revenue	$383,426	$192,764	$(12,729)	$563,461
License fees and revenue share	232,122	64,976	(12,729)	284,369
Segment profit	$151,304	$127,788	$—	$279,092
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follow:

	December 31, 2022	March 31, 2022
United States and Canada	$27,029	$25,946
Europe, Middle East, and Africa	11,709	5,086
Asia Pacific and China	21	54
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$38,759	$31,086

Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2022
	ODS	AGP	Total
United States and Canada	$38,949	$29,911	$68,860
Europe, Middle East, and Africa	42,321	26,449	68,770
Asia Pacific and China	12,975	10,564	23,539
Mexico, Central America, and South America	2,071	483	2,554
Elimination	—	—	(1,413)
Consolidated net revenue	$96,316	$67,407	$162,310

	Three months ended December 31, 2021
	ODS	AGP	Total
United States and Canada	$74,431	$45,238	$119,669
Europe, Middle East, and Africa	35,667	34,297	69,964
Asia Pacific and China	19,877	8,547	28,424
Mexico, Central America, and South America	3,619	1,031	4,650
Elimination	—	—	(5,889)
Consolidated net revenue	$133,594	$89,113	$216,818

	Nine months ended December 31, 2022
	ODS	AGP	Total
United States and Canada	$152,890	$115,957	$268,847
Europe, Middle East, and Africa	125,463	68,118	193,581
Asia Pacific and China	39,989	22,837	62,826
Mexico, Central America, and South America	5,077	1,117	6,194
Elimination	—	—	(5,646)
Consolidated net revenue	$323,419	$208,029	$525,802

	Nine months ended December 31, 2021
	ODS	AGP	Total
United States and Canada	$220,662	$96,110	$316,772
Europe, Middle East, and Africa	96,318	74,257	170,575
Asia Pacific and China	54,636	20,090	74,726
Mexico, Central America, and South America	11,810	2,307	14,117
Elimination	—	—	(12,729)
Consolidated net revenue	$383,426	$192,764	$563,461
5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2022	$80,176	$479,616	$559,792
Purchase of In App Video	—	5,008	5,008
Foreign currency translation and other	—	(4,460)	(4,460)
Goodwill as of December 31, 2022	$80,176	$480,164	$560,340

Intangible Assets
The components of intangible assets as of December 31, 2022, and March 31, 2022, were as follows:

	As of December 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.11 years	$170,030	$(34,935)	$135,095
Developed technology	5.53 years	146,419	(33,601)	112,818
Trade names	2.58 years	69,922	(22,503)	47,419
Publisher relationships	18.07 years	108,821	(8,972)	99,849
Total		$495,192	$(100,011)	$395,181

	As of March 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$171,060	$(19,636)	$151,424
Developed technology	6.26 years	144,581	(18,103)	126,478
Trade names	3.33 years	69,205	(8,523)	60,682
Publisher relationships	18.77 years	106,514	(4,509)	102,005
Total		$491,360	$(50,771)	$440,589
The Company recorded amortization expense of $16,120 and $48,422, respectively, during the three and nine months ended December 31, 2022, and $13,773 and $34,873, respectively, during the three and nine months ended December 31, 2021, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss). As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the planned rebranding of the Company’s recent acquisitions, which began during the three months ended June 30, 2022.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2023	$16,090
Fiscal year 2024	64,361
Fiscal year 2025	55,740
Fiscal year 2026	41,491
Fiscal year 2027	35,372
Thereafter	182,127
Total	$395,181
6.    Accounts Receivable

	December 31, 2022	March 31, 2022
Billed	$180,491	$189,208
Unbilled	60,424	82,324
Allowance for credit losses	(9,914)	(8,393)
Accounts receivable, net	$231,001	$263,139
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of December 31, 2022 and March 31, 2022, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.

Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $683 and $2,932 of bad debt expense during the three and nine months ended December 31, 2022, respectively, and $512 and $693 of bad debt expense during the three and nine months ended December 31, 2021, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).
7.    Property and Equipment

	December 31, 2022	March 31, 2022
Computer-related equipment	$3,469	$2,855
Developed software	59,045	41,011
Furniture and fixtures	1,947	1,836
Leasehold improvements	3,637	3,687
Property and equipment, gross	68,098	49,389
Accumulated depreciation	(29,339)	(18,303)
Property and equipment, net	$38,759	$31,086
Depreciation expense was $4,014 and $11,722 for the three and nine months ended December 31, 2022, respectively, and $2,192 and $6,073 for the three and nine months ended December 31, 2021, respectively. Depreciation expense for the three and nine months ended December 31, 2022, includes $2,394 and $7,139, respectively, related to internal-use software included in general and administrative expense and $1,620 and $4,583, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2021, includes $1,316 and $3,137, respectively, related to internal-use software included in general and administrative expense and $1,510 and $2,936, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
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
Schedule, by fiscal year, of maturities of lease liabilities as of:

December 31, 2022
Fiscal year 2023	$1,052
Fiscal year 2024	3,958
Fiscal year 2025	2,120
Fiscal year 2026	1,641
Fiscal year 2027	1,319
Thereafter	1,519
Total undiscounted cash flows	11,609
(Less imputed interest)	(841)
Present value of lease liabilities	$10,768

The current portion of the Company’s lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the condensed consolidated balance sheets.
Associated with these financial liabilities, the Company has right-of-use assets of $10,973 as of December 31, 2022, which is calculated using the present value of lease liabilities less any lease incentives received from landlords and any deferred rent liability balances as of the date of implementation. The discount rates used to calculate the imputed interest above range from 2.00% to 6.75% and the weighted-average remaining lease term is 3.99 years.
9.    Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	December 31, 2022
	Balance	Interest Rate	Unused Line Fee
BoA Revolver (subject to variable rate)	$425,134	6.12%	0.20%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	December 31, 2022	March 31, 2022
Revolver	$425,134	$524,134
Less: Debt issuance costs	(2,824)	(3,349)
Debt assumed through Fyber Acquisition	—	12,500
Total debt, net	422,310	533,285
Less: Current portion of debt	—	(12,500)
Long-term debt, net of debt issuance costs	$422,310	$520,785
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
On October 26, 2022, the Company amended the New Credit Agreement (the “Second Amendment”) to replace LIBOR with the Term Secured Overnight Financing Rate (“SOFR”). As a result, borrowings under the New Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25% beginning on October 26, 2022. The Second Amendment made no other changes in the terms of the New Credit Agreement. As of December 31, 2022, of the total amount outstanding, $239,000 remains subject to LIBOR-based interest rates.

The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $425,134 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheet, with remaining unamortized debt issuance costs of $2,824 as of December 31, 2022. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of December 31, 2022, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of December 31, 2022, the interest rate was 6.12% and the unused line of credit fee was 0.20%.
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
As of December 31, 2022, the Company had $174,866 available to draw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest income / (expense), net
Interest income / (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income / (expense), net, on the condensed consolidated statements of operations and comprehensive income / (loss), as follows:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Interest income / (expense), net	$(6,671)	$(1,940)	$(15,538)	$(4,565)
Amortization of debt issuance costs	(211)	(190)	(619)	(500)
Unused line of credit fees and other	(31)	(65)	(67)	(242)
Total interest income / (expense), net	$(6,913)	$(2,195)	$(16,224)	$(5,307)
10.    Stock-Based Compensation
Stock-Based Award Plans
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of December 31, 2022, 8,857,557 shares of common stock were available for issuance as future awards under the Company’s 2020 Plan.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2022	7,123,300	$9.33	6.11	$262,419
Granted	1,323,986	29.98
Exercised	(895,450)	2.19
Forfeited / Expired	(322,512)	47.21
Options outstanding as of December 31, 2022	7,229,324	$12.50	6.20	$64,889
Exercisable as of December 31, 2022	5,659,738	$7.34	5.44	$62,310
At December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $26,721, with an expected remaining weighted-average recognition period of 2.16 years.
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
From time-to-time, the Company enters into restricted stock agreements (“RSAs”) with certain employees and consultants. The RSAs have performance conditions, market conditions, time conditions, or a combination thereof. In some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to one year, depending on the terms of the RSA. As reported in the Company’s Current Reports on Forms 8-K filed with the SEC on February 19, 2014, and June 25, 2014, the Company adopted a Board Member Equity Ownership and Retention Policy that supersedes any post-vesting lock-up in RSAs that are applicable to people covered by the policy, which includes the Company’s Board of Directors and Chief Executive Officer.
The following table summarizes RSU and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2022	373,301	$35.82
Granted	1,604,925	23.08
Vested	(214,789)	27.51
Forfeited	(41,463)	40.73
Unvested restricted shares outstanding as of December 31, 2022	1,721,974	$24.87
At December 31, 2022, total unrecognized stock-based compensation expense related to RSUs and RSAs was $34,390, with an expected remaining weighted-average recognition period of 2.32 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended December 31, 2022, was $7,620 and $19,643, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss). Stock-based compensation expense for the three and nine months ended December 31, 2021, was $5,739 and $15,369, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income / (loss).

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
Stock options totaling 1,477,381 and 1,462,517 for the three and nine months ended December 31, 2022, respectively, and 296,254 and 448,121 for the three and nine months ended December 31, 2021, respectively, were outstanding but not included in the calculation of diluted earnings per share because inclusion of the options in the calculation would be antidilutive due to their exercise prices exceeding the average market price of the common shares during the periods.
The following table sets forth the computation of basic and diluted net income / (loss) per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net income	4,062	7,062	30,723	15,428
Less: net income / (loss) attributable to non-controlling interest	43	48	118	(18)
Net income attributable to Digital Turbine, Inc.	$4,019	$7,014	$30,605	$15,446
Weighted-average common shares outstanding, basic	99,108	96,548	98,623	94,620
Basic net income per common share attributable to Digital Turbine, Inc.	$0.04	$0.07	$0.31	$0.16
Weighted-average common shares outstanding, diluted	103,348	103,287	103,674	101,346
Diluted net income per common share attributable to Digital Turbine, Inc.	$0.04	$0.07	$0.30	$0.15
12.    Income Taxes
The Company’s provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in the Company’s forecasted effective tax rate.
During the three and nine months ended December 31, 2022, a tax benefit and provision of $1,153 and $8,164, respectively, resulted in an effective tax rate of (39.6)% and 21.0%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to return to provision true-ups filed in the current period.
During the three and nine months ended December 31, 2021, a tax provision of $3,718 and $4,799 resulted in an effective tax rate of 34.5% and 23.7%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
13.    Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. The Company’s minimum purchase commitments under these hosting agreements total approximately $181,603 over the next 4.00 years.

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
On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. In addition, in September and October of 2022, shareholders of the Company filed derivative complaints against the Company and the Company’s directors in the Western District of Texas, Delaware state courts, and Texas state courts alleging breaches of fiduciary duties relating to the allegations made in the class action complaints. The federal derivative cases are consolidated, and the Texas derivative case has been dismissed and re-filed in Delaware federal court and the Delaware derivative cases are now consolidated, and all such derivative cases are stayed under a court order, pending a ruling on any motion to dismiss the federal class action that is later filed. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.

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
Company Overview
We are a leading, independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). We offer end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Recent Developments
Credit Agreement
On October 26, 2022, we amended the New Credit Agreement (the “Second Amendment”) to replace the London Interbank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“SOFR”). As a result, amounts outstanding under the New Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25%. The Second Amendment made no other changes in the terms of the New Credit Agreement. As of December 31, 2022, of the total amount outstanding, $239,000 remains subject to LIBOR based interest rates.
As of December 31, 2022, we had $425,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds from the borrowings were used to finance the purchases of various acquisitions. As of December 31, 2022, the interest rate was 6.12% and the unused line of credit fee was 0.20%, and we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.

Segment Reporting
As of March 31, 2022, we operated through three segments, each of which was a reportable segment. The three segments were On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media-Fyber (“IAM-F”). Effective April 1, 2022, we made certain changes to our organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, we reassessed our operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, we report our results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions (“ODS”) - We re-named the ODM segment On Device Solutions to better reflect the nature of the segment’s product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment’s product offerings are enabled through relationships with mobile device carriers and OEMs.
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
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. We have determined that our Chief Executive Officer is the CODM.
Impact of Economic Conditions, Geopolitical Developments, and COVID-19
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, Russia’s invasion of Ukraine, and the COVID-19 pandemic.
Inflation, rising interest rates, supply chain disruptions, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.
Like other advertising technology companies, we have seen a slowdown in digital advertising spending, which we believe is driven by the impact of inflation and recession fears and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result in, a decrease or delay of advertising budgets and spending. While the slowdown in digital advertising spending is varied and depends on the geography, advertising type, operating system, and business vertical, the current economic environment is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.
The extent of the impact of these macroeconomic factors on our operational and financial performance is also dependent on their impact on carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, as well as the impact on application developers and in-app advertisers. If negative macroeconomic factors or geopolitical developments continue to materially impact our partners over a prolonged period, our results of operations and financial condition could also be adversely impacted, the size and duration of which we cannot accurately predict at this time.
We continue to actively monitor these factors and we may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. In addition to monitoring the developments described above, the Company also considers the impact such factors may have on our accounting estimates and potential impairments of our non-current assets, which primarily consist of goodwill and finite-lived intangible assets.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment, including qualitative and quantitative factors such as the identification of reporting units, identification and allocation of assets and liabilities to reporting units, and determinations of fair value. In estimating the fair value of our reporting units when performing our annual impairment test, or when an indicator of impairment is present, we make estimates and significant judgments about the future cash flows of those reporting units and other estimates including appropriate discount rates. Discount rates can fluctuate based on various economic conditions including our capital allocation and interest rates, including the interest rates on U.S. treasury bonds. Changes in judgments on these assumptions and estimates could result in goodwill impairment charges.
Finite-lived intangible assets and property, plant, and equipment are amortized or depreciated over their estimated useful lives on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period or an impairment. We test these assets for potential impairment whenever we conclude events or changes in circumstances indicate carrying amounts may not be recoverable.
As of December 31, 2022, we considered the developments discussed above, our current operating results, and our estimates of future operating results. We concluded there were no triggering events that indicated it was more likely than not that the fair values of our reporting units were less than their respective carrying values or that our finite-lived intangible assets were impaired. We will continue to closely monitor macroeconomic conditions and their impacts on our business, financial condition, and results of operations.

RESULTS OF OPERATIONS
(Unaudited)
Net revenue

	Three months ended December 31,			Nine months ended December 31,
	2022	2021	% of Change	2022	2021	% of Change
Net revenue
On Device Solutions	$96,316	$133,594	(27.9)%	$323,419	$383,426	(15.7)%
App Growth Platform	67,407	89,113	(24.4)%	208,029	192,764	7.9%
Elimination	(1,413)	(5,889)	(76.0)%	(5,646)	(12,729)	(55.6)%
Total net revenue	$162,310	$216,818	(25.1)%	$525,802	$563,461	(6.7)%
Comparison of the three and nine months ended December 31, 2022 and 2021
Over the three-month comparative periods, net revenue decreased by $54,508 or 25.1%, and over the nine-month comparative periods, net revenue decreased by $37,659 or 6.7%. See the segment discussion below for further details regarding net revenue.
On Device Solutions
ODS revenue for the three months ended December 31, 2022, decreased by $37,278 or 27.9% compared to the three months ended December 31, 2021. Revenue from content media declined by approximately $23,840 million, primarily due to the ending of a carrier partnership that resulted in lower daily active users (“DAU”) on prepaid devices. In addition, weak demand, due in part to lower new device volume in the United States and overall advertising spending reductions, resulted in a decline in application media revenue of approximately $13,466.
ODS revenue for the nine months ended December 31, 2022, decreased by $60,007 or 15.7% compared to the nine months ended December 31, 2021. Revenue from content media declined by approximately $57,140 for the same reason as noted above for the three months ended December 31, 2022. In addition, application media revenue declined by approximately $2,866 for the nine months ended December 31, 2022. This decrease was primarily due to the same reason as noted for the three months ended December 31, 2022, partially offset by revenue of $13,700 for two contract amendments during the nine months ended December 31, 2022.
App Growth Platform
AGP revenue for the three months ended December 31, 2022, decreased by $21,706 or 24.4% compared to the three months ended December 31, 2021. The decrease was primarily due to weak demand during the three months ended December 31, 2022, as compared to the prior year comparative period. The fiscal third quarter historically sees an uptick in advertising spending due to the holiday shopping season, which did not occur in the current fiscal year. In addition, we experienced a decline in performance advertising, largely due to broader weakness in the advertising markets.
AGP revenue for the nine months ended December 31, 2022, increased by $15,265 or 7.9% compared to the nine months ended December 31, 2021. The increase was primarily due to the impact of a full nine months of operations resulting from the AdColony Acquisition and Fyber Acquisition. See Note 3, “Acquisitions,” for further information.

Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2022	2021	% of Change	2022	2021	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$73,370	$109,053	(32.7)%	$237,618	$284,369	(16.4)%
Other direct costs of revenue	9,324	9,090	2.6%	27,438	21,385	28.3%
Product development	14,218	13,755	3.4%	43,087	40,594	6.1%
Sales and marketing	16,469	15,857	3.9%	48,017	47,072	2.0%
General and administrative	39,132	39,924	(2.0)%	114,328	105,225	8.7%
Total costs of revenue and operating expenses	$152,513	$187,679	(18.7)%	$470,488	$498,645	(5.6)%
Comparison of the three and nine months ended December 31, 2022 and 2021
Over the three and nine months ended December 31, 2022, total costs of revenue and operating expenses decreased by $35,166 or 18.7% and $28,157 or 5.6%, respectively, compared to the three and nine months ended December 31, 2021. The decrease in total costs of revenue and operating expenses over the three and nine month comparative periods is primarily due to lower license fees and revenue share, which is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included transaction costs of $1,297 and $3,880, respectively, for the three and nine months ended December 31, 2022, compared to $6,167 and $23,671, respectively, for the three and nine months ended December 31, 2021.
License fees and revenue share
License fees and revenue share are reflective of amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
License fees and revenue share decreased by $35,683 or 32.7% to $73,370 for the three months ended December 31, 2022, and was 45.2% as a percentage of total net revenue compared to $109,053, or 50.3% of total net revenue, for the three months ended December 31, 2021.
License fees and revenue share decreased by $46,751 or 16.4% to $237,618 for the nine months ended December 31, 2022, and was 45.2% as a percentage of total net revenue compared to $284,369, or 50.5% of total net revenue, for the nine months ended December 31, 2021.
The decrease in license fees and revenue share as a percentage of total net revenue for the three months ended December 31, 2022, compared to the prior year comparative period, was primarily due to revenue mix changes. The decrease in license fees and revenue share as a percentage of total net revenue for the nine months ended December 31, 2022, compared to the prior year comparative period, was primarily due to revenue mix changes partially offset by the two contract amendments discussed above.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense accounted for under ASC 985-20, Costs of Software to be Sold, Leased, or Otherwise Marketed.
Other direct costs of revenue was relatively unchanged, increasing $234 or 2.6% to $9,324 for the three months ended December 31, 2022, and was 5.7% as a percentage of total net revenue compared to $9,090, or 4.2% of total net revenue, for the three months ended December 31, 2021. The increase as a percentage of total net revenue was due to the decrease in total net revenue for the three months ended December 31, 2022.

Other direct costs of revenue increased by $6,053 or 28.3% to $27,438 for the nine months ended December 31, 2022, and was 5.2% as a percentage of total net revenue compared to $21,385, or 3.8% of total net revenue, for the nine months ended December 31, 2021. The increase in other direct costs of revenue for the nine months ended December 31, 2022, compared to the prior year comparative period, was due to higher hosting costs of approximately $4,406 and higher depreciation expense for developed technology assets of approximately $1,647 due in part to the impact of a full nine months of operations resulting from the AdColony Acquisition and Fyber Acquisition. Please see Note 3, “Acquisitions,” for further information. The increase as a percentage of total net revenue compared to the prior year comparative period was due to both higher costs as well as the decrease in total net revenue for the nine months ended December 31, 2022.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel.
Product development expenses increased by $463 or 3.4% to $14,218 for the three months ended December 31, 2022, compared to $13,755 for the three months ended December 31, 2021. Product development expenses included acquisition-related costs of $542 and severance costs of $323 for the three months ended December 31, 2022. Product development expenses included acquisition-related costs of $454 for the three months ended December 31, 2021. Excluding acquisition-related costs and severance costs, product development expenses were relatively unchanged for the three months ended December 31, 2022. Lower employee-related costs, primarily due to reduced incentive compensation, was mostly offset by third-party development costs to support increased development activities.
Product development expenses increased by $2,493 or 6.1% to $43,087 for the nine months ended December 31, 2022, compared to $40,594 for the nine months ended December 31, 2021. Product development expenses included acquisition-related costs of $1,627 and severance costs of $323 for the nine months ended December 31, 2022. Product development expenses included acquisition-related costs of $2,364 for the nine months ended December 31, 2021. Excluding acquisition-related and severance costs, product development expenses increased by $2,930 for the nine months ended December 31, 2022. The increase in product development expenses, after excluding acquisition-related costs and severance costs, was primarily due to higher third-party development costs to support increased development activities of $6,628, partially offset by lower employee-related costs of approximately $3,698, primarily due to the capitalization of employee-related costs for development activities and lower incentive compensation. The increases were due in part to the impact of a full nine months of operations resulting from the AdColony Acquisition and Fyber Acquisition. Please see Note 3, “Acquisitions,” for further information.
Product development expenses, excluding acquisition-related costs and severance costs, increased to 8.2% and 7.8% of total net revenue for the three and nine months ended December 31, 2022, respectively, compared to 6.1% and 6.8% of total net revenue for the three and nine months ended December 31, 2021, respectively. The increase in product development expenses as a percentage of total net revenue was due to higher costs and lower revenues.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses increased by $612 or 3.9% to $16,469 for the three months ended December 31, 2022, and was 10.1% as a percentage of total net revenue compared to $15,857, or 7.3% of total net revenue, for the three months ended December 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in travel and sales-related events of approximately $1,388 due to the easing of COVID restrictions and severance costs of approximately $652, primarily for Nordic region employees due to the termination of a reseller partnership in the region. These increases were offset by a decrease of approximately $1,428 for employee-related costs, primarily due to lower headcount and incentive compensation.
Sales and marketing expenses were relatively unchanged, increasing by $945 or 2.0% to $48,017 for the nine months ended December 31, 2022, and was 9.1% as a percentage of total net revenue compared to $47,072, or 8.4% of total net revenue, for the nine months ended December 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in travel and sales-related events of approximately $2,468 due to the easing of COVID restrictions and severance costs of approximately $652, primarily for Nordic region employees due to the termination of a reseller partnership in the region. These increases were offset by a decrease of approximately $2,175, primarily for employee-related costs due to lower headcount and incentive compensation.

General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses decreased by $792 or 2.0% to $39,132 for the three months ended December 31, 2022, compared to $39,924 for the three months ended December 31, 2021. The three months ended December 31, 2022, included acquisition-related costs and severance costs of $700 and $135, respectively. The three months ended December 31, 2021 included acquisition-related costs of $5,676. Excluding acquisition-related costs and severance costs, general and administrative expenses increased $4,048.
The increase in general and administrative expenses after excluding acquisition-related costs and severance costs was primarily due to: (1) higher depreciation expense of approximately $2,549 for developed technology assets and amortization of acquired intangible assets, (2) an increase in professional fees, primarily for legal, tax, and auditing services, and software costs of approximately $837, and (3) an increase of approximately $661 for employee related costs due to higher wages and stock-based compensation, partially offset by lower incentive compensation.
General and administrative expenses increased by $9,103 or 8.7% to $114,328 for the nine months ended December 31, 2022, compared to $105,225 for the nine months ended December 31, 2021. The nine months ended December 31, 2022, included acquisition-related costs and severance costs of $2,091 and $135, respectively. The nine months ended December 31, 2021, included acquisition-related costs $20,866. Excluding acquisition-related costs and severance costs, general and administrative expenses increased $27,744.
The increase in general and administrative expenses after excluding acquisition-related costs and severance costs was primarily due to: (1) higher depreciation expense of approximately $17,870 for developed technology assets and amortization of acquired intangible assets, (2) an increase of approximately $4,435 for employee-related costs due to higher wages and stock-based compensation costs, partially offset by lower incentive compensation, (3) an increase in bad debt expense of approximately $2,149, and (4) an increase in other categories, primarily professional services, software, and facilities of $3,289. The increases were due in part to the impact of a full nine months of operations resulting from the AdColony Acquisition and Fyber Acquisition. Please see Note 3, “Acquisitions,” for further information.
Interest and other income / (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2022	2021	% of Change	2022	2021	% of Change
Interest and other income / (expense), net
Change in fair value of contingent consideration	$—	$(18,200)	100.0%	$—	$(40,287)	100.0%
Interest expense, net	(6,913)	(2,195)	214.9%	(16,224)	(5,307)	205.7%
Foreign exchange transaction gain / (loss)	17	2,122	(99.2)%	(595)	1,603	(137.1)%
Other income / (expense), net	8	(86)	109.3%	392	(598)	165.6%
Total interest and other income / (expense), net	$(6,888)	$(18,359)	(62.5)%	$(16,427)	$(44,589)	(63.2)%
Comparison of the three and nine months ended December 31, 2022 and 2021
Change in fair value of contingent consideration
For the three and nine months ended December 31, 2021, the Company recorded charges for changes in fair value of contingent consideration in connection with the AdColony Acquisition and Fyber Acquisition of $18,200 and $40,287, respectively. There were no such charges recorded for the three and nine months ended December 31, 2022.

Interest expense, net
For the three and nine months ended December 31, 2022, interest expense, net, increased by $4,718 or 214.9% and $10,917 or 205.7%, respectively, compared to the three and nine months ended December 31, 2021, primarily due to an increase in interest rates of 371 basis points and 228 basis points, respectively, and higher average outstanding borrowings of $129,167 and $229,952, respectively, over the comparative periods.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of December 31, 2022, we had unrestricted cash of approximately $79,307 and $174,866 available to draw under the New Credit Agreement with BoA. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance of $425,134 is classified as long-term debt, net of debt issuance costs of $2,824, on our condensed consolidated balance sheet as of December 31, 2022. We generated $97,514 in cash flows from operating activities for the nine months ended December 31, 2022.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access the capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. For example, these factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics including COVID-19, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine. We cannot guarantee that we will generate sufficient cash flow from operations, or that future borrowings or the capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
We believe we will generate sufficient cash flow from operations and has the liquidity and capital resources to meet our business requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.
Hosting Agreements
We enter into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $181,603 over the next 4 years.
Outstanding Secured Indebtedness
Our outstanding secured indebtedness under the New Credit Agreement is $425,134 as of December 31, 2022. See “Recent Developments - Credit Agreement” for additional information on the New Credit Agreement. Our ability to borrow additional amounts under the New Credit Agreement could have significant negative consequences, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
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
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which it competes, including by virtue of the requirement that we remain in compliance with certain negative operating covenants included in the credit arrangements under which we will be obligated as well as meeting certain reporting requirements; and

•placing us at a possible competitive disadvantage to less leveraged competitors that are larger and may have better access to capital resources.
Our credit facility also contains a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio. There can be no assurance we will continue to satisfy these ratio covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on us.
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
Cash Flow Summary

	Nine months ended December 31,
	2022	2021	% of Change
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities	$97,514	$43,462	124.4%
Equity investments	(4,000)	—	(100.0)%
Business acquisitions, net of cash acquired	(2,708)	(148,192)	98.2%
Capital expenditures	(18,598)	(15,692)	(18.5)%
Net cash used in investing activities	$(25,306)	$(163,884)	84.6%
Proceeds from borrowings	18,000	369,913	(95.1)%
Payment of debt issuance costs	(94)	(4,044)	97.7%
Payment of deferred business acquisition consideration	—	(98,175)	100.0%
Options and warrants exercised	1,095	2,814	(61.1)%
Payment of withholding taxes for net share settlement of equity awards	(6,202)	(7,587)	(18.3)%
Repayment of debt obligations	(129,500)	(52,623)	(146.1)%
Net cash provided by / (used in) financing activities	$(116,701)	$210,298	155.5%
Operating Activities
Our cash flows from operating activities are primarily driven by revenues generated from advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $97,514 for the nine months ended December 31, 2022, compared to $43,462 for the nine months ended December 31, 2021. The increase of $54,052 was due to the following:
•$58,961 increase due to changes in operating assets and liabilities, primarily due to lower net working capital for the nine months ended December 31, 2022;
•$15,295 increase in net income; and
•$20,204 decrease due to lower non-cash charges during the nine months ended December 31, 2022, including the impact of the change in fair value of contingent consideration during the nine months ended December 31, 2021. This impact was partially offset by accelerated amortization of trade name intangible assets amidst rebranding and a larger employee base receiving stock-based compensation for the nine months ended December 31, 2022.

Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the nine months ended December 31, 2022, net cash used in investing activities decreased by $138,578 to approximately $25,306. Current period cash used in investing activities was comprised of capital expenditures related mostly to internally-developed software of $18,598, an equity investment of $4,000 in one of the largest independent Android app stores, and cash expenditures for business acquisitions, net of cash acquired, of $2,708 related to our acquisition of In App Video Services UK LTD. For the nine months ended December 31, 2021, net cash used in investing activities was approximately $163,884, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,192 related to our acquisitions of AdColony and Fyber and capital expenditures related mostly to internally-developed software of $15,692. The $2,906 increase in capital expenditures was due to incremental investments in product development efforts and is also reflective of a larger product portfolio due to the acquisitions of AdColony and Fyber.
Financing Activities
Our financing activities consisted of borrowings and repayment of amounts borrowed under our New Credit Agreement and transactions related to our equity plans. For the nine months ended December 31, 2022, net cash used in financing activities was approximately $116,701, which was comprised of the repayment of debt obligations of $129,500 and payment of withholding taxes for net share settlement of equity awards of $6,202, partially offset by proceeds from borrowings of $18,000 and stock option exercises of $1,095. For the nine months ended December 31, 2021, net cash provided by financing activities was approximately $210,298, which was comprised of proceeds from borrowings of $369,913 and stock option exercises of $2,814, partially offset by the payment of deferred business acquisition consideration of $98,175, repayment of debt obligations of $52,623, payment of withholding taxes for net share settlement of equity awards of $7,587, and payment of debt issuance costs of $4,044.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of this Quarterly Report on Form 10-Q for our fiscal third quarter ended December 31, 2022.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has operations both within the United States and internationally and is exposed to market risks in the ordinary course of business - primarily interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of the Company’s investment activities is to preserve principal while maximizing income without significantly increasing risk. The Company’s cash and cash equivalents consist of cash and deposits, which are sensitive to interest rate changes.
The Company’s borrowings under its credit facility are subject to variable interest rates and thus expose the Company to interest rate fluctuations, depending on the extent to which the Company utilizes its credit facility. If market interest rates materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the credit facility. The Company has not used any derivative financial instruments to manage its interest rate risk exposure.

Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be affected by changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. dollar, principally the euro, Turkish lira, and British pound, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. In certain of the Company’s foreign operations, the Company transacts primarily in the U.S. dollar, including for net revenue, license fees and revenue share, and employee-related compensation costs, which reduces the Company’s exposure to foreign currency exchange risk. In addition, gains / (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company’s does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.
ITEM 4.    CONTROLS AND PROCEDURES
This Report includes the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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
As previously disclosed in Item 9A, Disclosure Controls and Procedures, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on this evaluation, management concluded as of such date, the Company’s disclosure controls and procedures were not effective due to the existence of the material weakness in its internal control over financial reporting therein described.
Management concluded the Company’s internal control for business combinations did not include a control adequately designed to ensure acquiree accounting policies, as they relate to presentation and classification, were conformed to those of the Company and GAAP.
With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation and as a result of the identification of the material weakness described above, management concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2022.
Remediation Plans for Material Weakness in Internal Control over Financial Reporting
Prior to the identification of the material weakness, management, with oversight from the Company’s Audit Committee, completed a review of the recently acquired business’ product lines with the consultation of a large, third-party accounting firm as part of the financial close and reporting process. This included a review, at the acquired businesses, of representative customer contracts and agreements, supply/publisher agreements, and each product line’s business model and operations with key operations personnel. Further, management took several other actions to strengthen the Company’s control environment, including hiring a new Chief Accounting Officer and creating and hiring for other key positions including a Senior Manager of Internal Audit/ICFR and Director of Global Tax.

The Company is continuing to make progress in implementing improvements to its policies and procedures by:
•Strengthening the Company’s procedures for reviewing the accounting policies of material acquired companies, including their accounting for revenue, through initial reviews during the due diligence period and ensuring alignment of accounting policies prior to the first post-acquisition interim reporting date;
•Standardizing customer and publisher contract review processes to ensure consistent accounting and reporting of revenue transactions; and
•Formalizing the approval process for making changes to the global chart of accounts and accounting systems to ensure the accurate classification of financial statement amounts, including changes resulting from material acquisitions.
Management believes these additional steps will be effective in remediating the material weakness described above and may take additional measures to address the material weakness or modify the remediation plan described above, if deemed necessary. Management continues to make progress implementing the remediation steps discussed above and will continue to test the enhanced control environment in the Company’s fiscal fourth quarter. If the results of remaining controls testing progress as planned, management expects sufficient evidence will be available to conclude the material weakness described above no longer exists as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the revenue recognition review process and ongoing remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business.
On June 6, 2022 and July 21, 2022, shareholders of the Company filed class action complaints against the Company and certain of its officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that the Company would restate some of its financial results. The claims allege violations of certain federal securities laws. In addition, in September and October of 2022, shareholders of the Company filed derivative complaints against the Company and its directors in the Western District of Texas, Delaware state courts, and Texas state courts alleging breaches of fiduciary duties relating to the allegations made in the class action complaints. The federal derivative cases are consolidated, and the Texas derivative case has been dismissed and re-filed in Delaware federal court and the Delaware derivative cases are now consolidated, and all such derivative cases are stayed under a court order, pending a ruling on any motion to dismiss the federal class action that is later filed. The Company and individual defendants deny any allegations of wrongdoing and plan to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
ITEM 1A.    RISK FACTORS
The Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on June 6, 2022.
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

Digital Turbine, Inc.

Dated: February 8, 2023	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: February 8, 2023	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)