Form 10-K
period 2023-03-31
Digital Turbine, Inc.
filed 2023-05-25
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2022, was $1,365,747,435.
As of May 16, 2023, the Company had 99,985,520 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

DIGITAL TURBINE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED March 31, 2023

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our operations and financial results are subject to various risks and uncertainties, including but not limited to: those described below and in Item 1A of this Annual Report under the heading “Risk Factors”, which could harm our business, reputation, financial condition, and results of operations, and adversely affect the trading price of our common stock.
Risks Specific to our Business
•We have a history of net losses.
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
•The risk of impairment of our goodwill.
•The effects of the current and any future general downturns in the U.S. and the global economy, including financial market disruptions.
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
•If we make future acquisitions, this could require significant management attention and disrupt our business.
•If we fail to implement or are delayed in the implementation of our new ERP system platform, we may not be able to effectively transact our business or produce our financial statements on a timely basis.
•Adverse effects of negative developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions.
Risks Related to the Mobile Advertising Industry
•The mobile advertising business is an intensely competitive industry, and we may not be able to compete successfully.
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
•Risks of public health issues, such as a major epidemic or pandemic.
•Risk related to geopolitical conditions and the global economy, including financial markets, and inflation.
•Risk related to the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape.
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
•Regulatory requirements pertaining to the marketing, advertising, and promotion of our products and services.
•Governmental regulation of our marketing methods.
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
•Litigation may harm out business.
•Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software, and other losses.
Risks Relating to Our Common Stock and Capital Structure
•We have secured and unsecured indebtedness, which could limit our financial flexibility.
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
•Risk of not being able to raise capital to grow our business.
•Risk to trading volume of lack of securities or industry analysts research coverage.
•We have identified a material weakness in our internal control over financial reporting and disclosure controls and procedures which could, if not remediated, result in additional material misstatements in our financial statements.
•Maintaining and improvising financial controls and being a public company may strain resources.
•Anti-takeover provisions in our charter documents could make an acquisition of our company more difficult.
•Our bylaws designate Delaware as the exclusive forum for certain disputes.
•other risks described in the risk factors in Item 1A of Annual Report under the heading “Risk Factors.”
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
Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-

owned subsidiaries Digital Turbine USA, Inc., Digital Turbine (EMEA) Ltd., Digital Turbine Australia Pty Ltd , Digital Turbine Singapore Pte. Ltd. , Digital Turbine Luxembourg S.a.r.l., Digital Turbine Germany, GmbH, Digital Turbine Media, Inc. (“DT Media”), Mobile Posse, Inc. (“Mobile Posse”), Triapodi Ltd and Triapodi Inc. (collectively, “Appreciate”), AdColony Holding AS (“AdColony”), and Fyber N.V. (“Fyber”).
All U.S. dollar amounts, except share and per share amounts, in this Annual Report are in thousands.
ITEM 1. BUSINESS
Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Our Products and Services
As of March 31, 2022, the Company operated through three operating segments, each of which was a reportable segment. The three segments were On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media-Fyber (“IAM-F”). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions (“ODS”) and (2) the integration of IAM-A and IAM-F into a single segment called App Growth Platform (“AGP”). The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, the Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
On Device Solutions
The Company’s ODS business consists of products and services that simplify the discovery and delivery of mobile apps and content media for device end-users.ODS is comprised of the following product and service groups:
•Application Media represents the portion of the ODS business platform that delivers apps to end users through partnerships with wireless carriers and OEMs. Application Media optimizes revenue by using proprietary technology to streamline, track, and manage app install demand from hundreds of application developers across various publishers, carriers, OEMs, and devices.
•Content Media represents the portion of the ODS business platform that presents news, weather, sports, and other content directly within the native device experience (e.g., as the start page in the mobile browser, a widget, on unlock, etc.) through partnerships with wireless carriers and OEMs. Content Media optimizes revenue by a combination of:
•Programmatic Ad Partner Revenue - advertising within the content media that’s sold on an ad exchange at a market rate (cost-per-thousand (“CPM”));
•Sponsored Content - sponsored content media from third party content providers, presented similarly to an ad, that is monetized when a recommended story is viewed (cost-per-click (“CPC”)); and
•Editorial Content - owned or licensed media, presented similarly to an ad, that is monetized when the media is clicked on (CPC).
•User acquisition tools including SingleTapTM and the Company’s DSP (“DT DSP”) that removes friction in the app install process, delivering apps to devices with a single touch, resulting in higher conversion rates.

App Growth Platform
The Company’s AGP business consists of Advertising Solutions and Ad Monetization Solutions.
•Advertising Solutions serve two key segments: (1) App Developers and (2) Brands and Agencies - enabling them to execute targeted mobile campaigns on the Company’s direct app inventory.
•App Developers and other performance-focused advertisers execute mobile user acquisition campaigns for their apps and products on the Company’s direct mobile app inventory. This advertiser segment utilizes products such as the DT DSP and Offer Wall (“DT Offer Wall”) to configure targeting, bid prices, and creative assets used for executing the campaign.
•Brands and Agencies run mobile brand-awareness campaigns on the Company’s direct mobile app inventory. The advertiser segment utilizes the Company’s programmatic real-time bidding technology and creative studio to build highly engaging video creatives that are then used exclusively in campaigns targeting the Company’s direct mobile app inventory.
•Ad Monetization solutions allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. Our Ad Monetization solutions are integrated directly with leading mobile apps and games, connecting their ad inventory to campaigns from Demand Side Platforms (“DSPs”), app marketers, brand advertisers, and agencies, primarily through a programmatic, real-time bidding auction, and, in some cases, through the Company’s direct campaign management products such as the DT DSP and DT Offer Wall.
Competition
We operate in a highly competitive and fragmented mobile app ecosystem that includes divisions of large, well-established companies, including public and privately-held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
•Our primary competition for ODS comes from the Google Play application store. Broadly, our ODS platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as Facebook, Snapchat, Unity (ironSource), lnMobi, Magnite, Applovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
•Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile devices and apps, looking to optimize their marketing investments. Such advertising platform companies vary in size and include Facebook, Google, Amazon, and Unity Software, as well as various private companies. Several of these platforms are also our partners and clients.
•We compete with other demand-side platform providers, some of which are smaller, privately-held companies, while others are large, well-established companies such as The Trade Desk, or divisions of large companies, such as AT&T, Google, and Adobe.
•Our competition for AGP products and services comes from a diverse group of companies, including AppLovin, Unity (ironSource), and Liftoff. The competition in this area is significant and multifaceted, including our ability to offer technological advantages to both demand- side and supply-side partners, as well as maintain and expand relationships that provide access to ad inventory.
We believe that the principal competitive factors in the mobile app ecosystems are:
•the ability to enhance and improve technologies and offerings;

•knowledge, expertise, and experience in the mobile app ecosystem;
•relationships with third parties in the mobile app ecosystem, including app publishers and developers;
•the ability to reach and target large numbers of users;
•the ability to identify and execute on strategic transactions;
•the ability to successfully monetize mobile apps;
•the pricing and perceived value of offerings;
•brand and reputation; and
•ability to expand into new offerings and geographies.
Product Development
Our product development expenses consist primarily of salaries and benefits for employees and consultants working on creating, developing, editing, programming, performing quality assurance, obtaining wireless carrier ratification, and deploying our products across various wireless carriers, OEMs, advertisers, publishers, and on our internal platforms. We devote substantial resources to the development, technology support, and quality assurance of our products. Total product development costs incurred for the fiscal years ended March 31, 2023, 2022, and 2021, were $56,486, $52,723, and $20,119, respectively.
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
Contracts with Supply Partners and Customers
We have both exclusive and non-exclusive agreements with our supply partners, which consist of wireless carriers and OEMs within our ODS business. Our wireless carrier and OEM agreements are usually multi-year agreements and in some cases, the wireless carrier can terminate the agreement early without cause. The agreements generally do not obligate the wireless carriers to market or distribute any of our products or services and we distribute a significant level of advertising through a relatively small number of carriers. If these wireless carriers decide to materially reduce or discontinue their use of our platforms, it may cause a material decline in our revenue and negatively affect our results of operations and financial condition.
Under the agreements with wireless carriers and OEMs, the Company manages the monetization of end user mobile devices through the marketing of application slots or advertisement space/inventory to publishers and/or advertisers by delivering apps or advertisements to the mobile device. The Company generally offers these services under a revenue share model. Revenue share payments to wireless carriers and OEMs are recorded as an expense in our consolidated financial statements.
Supply partners in our AGP business are primarily comprised of app publishers and are generally non-exclusive. Our contracts with publishers are generally one-year in length, renewable annually, and are cancellable with short-term notification periods by either party. Generally, the Company compensates app publishers through a revenue share model or via direct CPM, cost-per-install (“CPI”), cost-per-placement (“CPP”), or cost-per-acquisition (“CPA”) arrangements, Such payments to app publishers are recorded as an expense in our consolidated financial statements.
Our customers for ODS products are numerous advertisers, agencies, and DSPs and our contracts with them are not exclusive and can be terminated by them with either no notice or relatively short notice. The Company offers brand and programmatic advertising services under customer contract arrangements with third-party advertisers and agencies, generally in the form of insertion orders that specify the type of arrangement for a budgeted amount. These customer contracts are generally short-term in nature (less than one-year).
In addition, the Company offers programmatic and direct-sold advertising services under customer contract arrangements as part of its AGP business. The Company’s customers can offer/bid on each individual display ad and the highest bid wins the right to fill each ad impression. When the bid is won, the ad will be received and placed in the appropriate ad placement inside of the mobile app. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company.
For the fiscal years ended March 31, 2023, 2022, and 2021, the Company did not generate revenue from any single supply partner that was more than 10% of our net revenue. Further, no single customer was responsible for more than 10% of our net revenue during the fiscal years ended March 31, 2023, 2022, and 2021.
Business Seasonality
Our revenue, cash flow from operations, operating results, and other key operating and financial measures may vary from quarter-to-quarter due to the seasonal nature of advertiser spending. For example, many advertisers (and their agencies) devote a disproportionate amount of their budgets to the fourth quarter of the calendar year to coincide with increased holiday spending. We expect our revenue, cash flow from operations, operating results, and other key operating and financial measures to fluctuate based on seasonal factors from period-to-period and expect these measures to be generally higher in our third and fourth fiscal quarters than in preceding quarters.
People and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. As of March 31, 2023, we employed 777 full-time employees globally, including 357 employees in North America, 337 employees in Europe and the Middle East, 69 employees in Asia Pacific, and 14 employees in Latin America. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives focused on achieving these objectives include:
Total Compensation and Benefits: Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We believe in economic security for all employees and have adopted a Living Wage policy. All employees are eligible for performance bonuses. In addition, substantially all employees receive a new-hire long-term incentive equity grant and an annual long-term incentive equity grant, based on performance. We also provide our employees twelve weeks of paid short-term disability at 100% of base pay, which includes parental leave.
Diversity and Inclusion: We take great pride in our focus and commitment to diversity and inclusion. We seek a diverse and inclusive work environment and transparently measure our progress to ensure that our employee populations are reflective of the communities in which we reside. We evaluate all of our people practices, particularly in talent acquisition and pay equity. We benchmark our demographics to our industry, both at an overall level and a professional category level (VPs and above, directors, managers, individual contributors and administrative), and note that we continue to make progress each year.
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

Workplace Flexibility: As part of our “Freedom” value, and before the COVID-19 pandemic drove a shift to remote work, we established a workplace strategy to provide more flexible work options to our employees. As a result, we had process, culture and technology in place that allowed us to seamlessly pivot to a fully remote workforce following the onset of the COVID-19 pandemic. As the COVID-19 pandemic has abated and recognizing the importance of in-person collaboration, we have instituted “return-to-office” policies. Employees that are located near our office locations work in-person based on the needs of their teams. As a result, we are able to continue to offer flexibility to our employees while enhancing collaboration and effectiveness among our teams.
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
Government Regulation
We are subject to a variety of laws and regulations in the United States (“U.S.”) and abroad that involve matters central to our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, consumer protection, taxation, anti-corruption and political law compliance, and securities law compliance. In particular, we are subject to federal, state, and foreign laws regarding the privacy and protection of people’s data. Foreign data protection, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the U.S. Please refer to the Company’s risk factors disclosed below in our Annual Report, and updates to such risk factors described in subsequent periodic reports filed by the Company with the Securities and Exchange Commission under Section 13(a) of the Securities Exchange Act of 1934, as amended, for further discussion of government regulations and the associated risks.
Available Information
Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at https://www.digitalturbine.com generally as soon as reasonably practicable after such reports are electronically filed or furnished with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes, included elsewhere in this Annual Report. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. See the summary of our risk factors under the section titled “Cautionary Note Regarding Forward-Looking Statements” under Part I of this Annual Report.
Risks Specific to Our Business
We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability in the future.
We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new products and services, further international and domestic expansion, expansion of our infrastructure, growing our number of employees, development of systems and processes, acquisition of content, and general and administrative expenses associated with being a public company. If our revenue does not increase sufficiently to offset these expected increases in operating expenses, we will incur losses and may not be able to achieve profitability in the future. If there are delays in the distribution of our products or if we are unable to successfully negotiate with advertisers, application developers, carriers, mobile operators, or OEMs, or if these negotiations cannot occur on a timely basis, we may not be able to generate revenue sufficient to meet the needs of the business.

We have a limited operating history for our current portfolio of assets, which may make it difficult to evaluate our business.
Evaluation of our business and our prospects must be considered in light of our limited operating history with our combined business following our acquisitions of Appreciate on March 2, 2021, AdColony on April 29, 2021, and Fyber on May 25, 2021, and the risks and uncertainties encountered by companies in our stage of development in the emerging mobile application advertising industry. To continue to grow our business, we must do the following:
•maintain our current, and develop new, wireless carrier, OEM, application developer, advertiser, and marketplace exchange relationships, in both international and domestic markets;
•retain or improve our current revenue-sharing arrangements;
•continue to develop new high-quality products and services that achieve significant market acceptance;
•continue to develop and upgrade our technology;
•continue to enhance our information processing systems;
•execute our business and marketing strategies successfully;
•respond to competitive developments;
•address increasing regulatory requirements, including data protection and consumer privacy compliance; and
•attract, integrate, retain, and motivate qualified talent.
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
We recently completed the acquisitions of Appreciate, AdColony, and Fyber. We believe these acquisitions will result in certain benefits, including providing vertical integrations essential to achieving the Company’s strategic goal of being a powerful, best-in-class, end-to-end solution for mobile brand acquisition, advertising, and monetization. To realize these anticipated benefits, the businesses of Appreciate, AdColony, and Fyber must continue to be successfully integrated. The success of the acquisitions will depend on our ability to realize these anticipated benefits from integrating all three businesses. The acquisitions may fail to realize the anticipated benefits for a variety of reasons, including the following:
•difficulties integrating and harmonizing operations, systems, technologies, products, personnel, and other key functions, and inefficiencies and lack of control that may result if such integration is delayed or not implemented;
•diversion of our management’s attention in the acquisition and integration process, including oversight over acquired businesses that continue their operations under contingent consideration provisions in acquisition agreements;
•difficulties in implementing internal controls and disclosure controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust internal controls and disclosure controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and data security practices and incident response plans, compliance with privacy and other regulations protecting the rights of customers and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•difficulties in implementing remediation of the material weakness in our internal control over financial reporting related to the presentation of certain revenue net of license fees and revenue share expense and the classification of certain hosting costs described;
•difficulties integrating operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisitions; and
•the increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, job types, and lines of business globally.
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
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results, and financial condition could be harmed. In recent years, we have significantly grown the scale of our business. In addition, during 2021, we consummated the acquisitions of Appreciate, AdColony, and Fyber, which have significantly grown the size and scope of our business. The growth and expansion of our business places significant strain on our management and our operational and financial resources. As we expand our product and service offerings and the usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality, and scaling our business, IT, financial, operating, and administrative systems. Even if we are successful in our expansion and integration efforts, they will be expensive and complex and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions because of our efforts to scale our internal infrastructure.
Our operations are global in scope, and we face added business, political, regulatory, legal, operational, financial, and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.
We have operations in North America, Germany, Israel, India, South America, Singapore, and Turkey and sales presence, and customers all over the world. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure such efforts will be successful. We expect our business will continue to grow for the foreseeable future as we continue to pursue opportunities globally, which will require the dedication of management attention and financial resources.
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
•greater fluctuations in sales to customers, end users, and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;
•protectionist laws and business practices that favor local businesses in certain countries;
•foreign exchange controls that might prevent us from repatriating income earned outside the U.S.;
•the servicing of regions by many different carriers;
•imposition of public sector controls, including price controls;
•political, economic, and social instability;
•restrictions on the export or import of technology;
•trade and tariff restrictions;
•variations in tariffs, quotas, taxes, and other market barriers; and
•reduced protection for intellectual property rights in some countries and practical difficulties in enforcing intellectual property rights in countries other than the U.S.
In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest, and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. These risks could harm our international expansion efforts, which, in turn, could materially and adversely affect our business, operating results, and financial condition.
Our financial results could vary significantly from quarter-to-quarter and are difficult to predict.
Our revenue and operating results could vary significantly from quarter-to-quarter because of a variety of factors, many of which are outside of our control, including the seasonal nature of advertiser spending. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenue and margins in any quarter.

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
•charges associated with impairment of any assets on our balance sheet or changes in our expected estimated useful life of property and equipment and intangible assets;
•changes in regional or global business, political, macroeconomic and market conditions, including as a result of the COVID-19 pandemic, inflation, and rising interest rates, which may impact the other factors described above.
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
A significant portion of our revenue is currently being derived from a limited number of wireless carriers and customers. If any one of these carriers or customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
In our On Device Solutions business, we rely on wireless carriers and OEMs to distribute our products and services. A significant portion of our On Device Solutions business is derived from a limited number of wireless carriers. Our failure to maintain our relationships with these carriers, establish relationships with new carriers, or a loss or change of terms could materially reduce our revenue and thus harm our business, operating results, and financial condition.
Our contracts with its advertiser and publisher customers do not generally include long-term obligations requiring them to purchase our services and are cancellable upon short or no notice and without penalty. We have both exclusive and non-exclusive carrier and OEM agreements. Historically, our carrier and OEM agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier and OEM agreements may vary. In addition, some carrier and OEM agreements provide that the parties can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers and OEMs to market or distribute any of our products or services. We cannot give any assurance that our advertiser and publisher customers will continue to use our services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue.
A significant portion of our revenue is also impacted by the level of advertising spend. If advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers’ advertising budgets -- our revenue will be impacted negatively, and this impact may be significant.
From time-to-time, we expect that a limited number of our advertising customers will account for a significant share of our advertising revenue. This customer concentration increases the risk of quarterly fluctuations in our revenue and operating results. Our advertiser customers may reduce or terminate their business with us at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising customer representing a substantial portion of our business decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.
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
The effects of the current and any future general downturns in the U.S. and the global economy, including financial market disruptions, could have an adverse impact on our business, operating results, or financial condition.
Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the U.S. and the global economy, including the Russia-Ukraine Conflict, inflation and global supply constraints. Current or future global market uncertainties or downturns and associated macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, changes in foreign currency exchange rates, the impact of global instability in many parts of the world and public health crises, may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.

Our products, services, and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
Our products, services, and systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products, services, and systems depend on the ability of such software to transfer, store, retrieve, process, and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for customers and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
Our business may involve the use, transmission, and storage of confidential information and personally identifiable information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
We may at times collect, store, and transmit information of, or on behalf of, its customers that may include certain types of confidential information that may be considered personal or sensitive and that are subject to laws that apply to data breaches. We intend to take reasonable steps to protect the security, integrity, and confidentiality of the information it collects and stores, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. Further, certain foreign countries have adopted laws applicable to personal identifiable information and data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of its commercial relationships or a reduction in customer confidence and usage of its services. We may also be subject to litigation alleging the improper use, transmission, or storage of confidential information, which could damage its reputation among its current and potential customers, require significant expenditure of capital and other resources, and cause it to lose business and revenue.
System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers. We manage and store proprietary information and sensitive or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Some of our senior management and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results, and financial condition could be harmed.
Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition, and results of operations could be harmed.
We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover, and could compromise the quality of our customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we scale, our business, financial condition, and results of operations could be harmed.
We plan to continue to review opportunities and possibly make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial condition and results of operations.
As part of our business strategy, we have made and intend to continue to review opportunities and possibly make acquisitions to add specialized employees and complementary companies, products, technologies, or distribution channels. In some cases, these acquisitions may be substantial and our ability to acquire and integrate such companies in a successful manner will be challenging. The failure to successfully integrate an acquired business could disrupt operations and divert management’s attention.
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
International acquisitions involve risks related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.
If we fail to implement or are delayed in the implementation of our new ERP system platform, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.
We are currently implementing Oracle Enterprise Resource Planning, or ERP, to manage accounting functions for all of our operations globally. This integration involves significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new platform. Due to this complexity and the scope and volume of changes involved in this implementation, we may experience delays and higher than planned resource needs in our migration efforts. Although we will conduct testing, assessments and validation to ensure that our internal financial and accounting controls will be effective post-implementation, we may nevertheless experience difficulties in transacting our business due to system challenges, delays or process deficiencies following the initial launch of the system, which could impair our ability to conduct our business or to produce accurate financial statements on a timely basis. If our ability to conduct our business or to produce accurate financial statements on a timely basis is impaired, our business, results of operations and cash flows would be adversely affected.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, or results of operations
We regularly maintain cash balances at banks and other financial institutions that would exceed any applicable Federal Deposit Insurance Corporation insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected.
If any banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including our ability to access cash, cash equivalents or investments. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources an could have a material adverse effect on our business, financial condition or results of operations.
In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, such parties’ ability to pay their obligations to us could be adversely affected.
Risks Related to the Mobile Advertising Industry
The mobile advertising business is an intensely competitive industry and we may not be able to compete successfully.
We operate in a highly competitive and fragmented mobile app ecosystem composed of divisions of large,

well-established companies as well as public and privately-held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
•Our primary competition for media distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, IronSource, WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor International, Magnite, Brightcove, Applovin, and others. These companies can be customers for Digital Turbine products, but also competitors in certain cases. Our more material competition is internally developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
•Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile devices and apps, looking to optimize their marketing investments. Such advertising platform companies vary in size and include players such as Facebook, Google, Amazon, and Unity Software, as well as various private companies. Several of these platforms are also our partners and customers.
Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or publishers or by introducing new technology tools for advertisers or developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. Our business will suffer to the extent that its developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. Any of these developments would make it more difficult for us to sell its services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share.
The markets for our products and services are rapidly evolving and may decline or experience limited growth.
The industry in which we operate is characterized by rapid technological change, new features, tools, solutions and strategies, evolving legal and regulatory requirements, changing customer needs, and a dynamic competitive market. Our future success will depend in large part on the continued growth of our markets and our ability to improve and expand our products and services to respond quickly and effectively to this growth.
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
We must constantly make investment decisions regarding offerings and technology to meet customer demand and evolving industry standards. We may not achieve the anticipated returns on these investments. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings, or new industry standards could require us to make unanticipated and costly changes to our platform or business model.
We must be able to keep pace with rapid regulatory changes in order to compete successfully in our markets. Our revenue growth depends on our ability to respond to frequently changing data protection regulations, policies, and user and customer demands and expectations, which will require us to incur additional costs to implement. The regulatory landscape in this industry is rapidly shifting, and we may become subject to new regulations that restrict our operations or materially and adversely affect our business, financial condition, and results of operations.
The markets for our products and services could fail to grow significantly or there could be a reduction in demand for our products or services as a result of a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, and other causes. If our markets do not continue to experience growth or if the demand for our products and services decreases, then our business, financial condition, and results of operations could be materially and adversely affected.
Our business is dependent on the continued growth in usage of smartphones, tablets, and other mobile connected devices.
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the internet over a cellular, wireless, or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:
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
Wireless communication technologies are changing rapidly, and we may not be successful in working with these new technologies.
Technology changes in the wireless industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of to make our products and services, and other mobile entertainment products, competitive in the market. Further, policy changes or restrictions applied to mobile operating systems might affect our ability to implement our products and services. We usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competitors may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to customers or end users, or both. If we cannot achieve our technology goals within our original development schedule, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenue, increase our development expenses, and harm our reputation. Alternatively, we may increase our product development resources in an attempt either to preserve our product launch schedule or to keep up with our competition. In either case, our business, operating results, and financial condition could be materially affected.
The complexity of and incompatibilities among mobile devices may require us to use additional resources for the development of our products and services.
To reach large numbers of wireless subscribers, application developers, and wireless carriers, we must support numerous mobile devices and technologies. Keeping pace with the rapid innovation of mobile device technologies together with the continuous introduction of new, and often incompatible, mobile device models by wireless carriers requires us to make continuous investments in product development and maintenance, including talent, technologies, and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of mobile device models continues to proliferate. In addition, as more advanced mobile devices are introduced that enable more complex, feature-rich products and services, we anticipate our product development and maintenance costs will increase.

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
Mobile devices require multimedia capabilities enabled by operating systems capable of running applications, products, and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. If these operating systems falls out of favor with mobile device manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality and may be published later than anticipated. In such an event, our reputation, business, operating results, and financial condition might suffer.
Actual or perceived security vulnerabilities in mobile devices or wireless networks could adversely affect our revenue.
Maintaining the security of mobile devices and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms, and other illicit code or malicious software programs that may attack wireless networks and mobile devices. Security experts have identified computer “worm” programs that target mobile devices running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to reduce or delay future purchases of our products or reduce or delay the use of their mobile devices. Wireless carriers and OEMs may also increase their expenditures on protecting their wireless networks and mobile device products from attack, which could delay adoption of new mobile device models. Any of these activities could adversely affect our revenue and this could harm our business, operating results, and financial condition.
We may be subject to legal liability (including potential issues with the use of intellectual property) associated with providing mobile and online services.
We provide a variety of products and services that enable carriers, manufacturers, application developers, advertisers, and users to engage in various mobile and online activities both domestically and internationally. Laws relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, data privacy regulatory violations, tort, or other theories based on the provision of these products and services. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, recorded reserves and/or insurance coverage may be exceeded by unexpected results from such claims. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

Public health issues, such as a major epidemic or pandemic, could adversely affect our business or financial results.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic, resulting in foreign, federal, state, and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommending people remain at home. There is significant uncertainty regarding the extent to which and how long COVID-19 will disrupt the U.S. economy. COVID-19 and efforts to control its spread have curtailed the movement of people, goods, and services worldwide, including in the regions in which we and our customers and partners operate.
The extent to which COVID-19 ultimately impacts our operational and financial performance will depend on future developments, including the duration and spread of the outbreak and the impact on carriers, OEMs, customers, and employees, all of which are highly uncertain and cannot be predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by foreign, federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Russia’s invasion of and ongoing war in Ukraine has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, operating results, and financial condition.
On February 24, 2022, Russia launched an invasion of Ukraine that has resulted in an ongoing military conflict between the two countries (the “Russia-Ukraine Conflict”). The Russia-Ukraine Conflict has caused, and is currently expected to continue to cause, political, economic, and social instability, significant disruptions to the regional and the global economy, financial system, international trade, and the transportation and energy sectors, among others. In addition, the Russia-Ukraine Conflict has displaced millions of people, causing an acute refugee crisis in Europe, and has increased the threat of nuclear accidents or attacks, cyberattacks, and further regional or global conflicts (including a potential expansion of the Russia-Ukraine Conflict to other countries as well as other unrelated potential conflicts), among other potentially dire consequences. In response to Russia’s actions, multiple countries and governing bodies, including the U.S. and the European Union, have put in place global sanctions and other severe restrictions or prohibitions on the activities of certain individuals and businesses connected to Russia and/or Belarus. Companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some companies have moved to divest of Russia-based subsidiaries and assets. In addition, the impacts of the Russia-Ukraine Conflict on the supply chain and commodity prices are expected to be profound and may result in substantial inflation in one or more countries (or globally). The ultimate impact of the Russia-Ukraine Conflict and its effect on the geopolitical environment and global economic and commercial activity and conditions, and on our operations, financial condition, and performance, and the duration and severity of those effects, is impossible to predict.
Adverse changes in the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape could have an adverse effect on business conditions.

Adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of certain products to Chinese companies and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China. Governmental agencies in any of the countries in which we, our customers or end users are located, such as China, could block access to or require a license for our platform, our website, mobile applications, operating system platforms, application stores or the Internet generally for a number of reasons, including security, confidentiality or regulatory concerns. If companies or governmental entities block, limit or otherwise restrict customers from accessing our platform, or end users from playing games developed or operated on our platform, our business could be harmed. Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, companies and governmental agencies could block the distribution of several applications of Chinese origin. Because we rely on wireless carriers and OEMs to distribute our product and services, if wireless carriers and mobile device manufacturers restrict certain Chinese apps from being downloaded onto their platforms this could negatively impact our business and our financial condition and results of operations would suffer. Any actions and policies adopted by the government of the People’s Republic of China (“PRC”), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy could have an adverse effect on our business, results of operations and financial condition. In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. In August 2021, China passed a new data privacy law known as Personal Information Protection Law and Data Security Law, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers.
Industry Regulatory Risks
We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to privacy, data protection, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our platform relies on our ability to collect, use, and share information of customers, users, and others. These activities are regulated by a variety of federal, state, local, and international privacy, data protection, and data security laws and regulations, which have become increasingly stringent in recent years.
Most jurisdictions in which we or our customers operate have adopted, or are in the process of adopting, privacy, data protection, and data security laws. In this regard, it is important to highlight the European Union’s GDPR, which went into effect in May 2018. The GDPR regulates the collection, control, processing, sharing, disclosure, and other uses of data relating to personal data. Further, after the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned with the GDPR. The GDPR, UK GDPR, and national implementing legislation in European Economic Area (“EEA”) member states and the UK impose a strict data protection compliance regime including:
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
We are subject to the supervision of local data protection authorities in those EEA and UK jurisdictions where we are established or otherwise subject to the GDPR and the UK GDPR. Fines for certain breaches of the GDPR are significant, including fines up to the greater of €20 million or 4% of global turnover. The UK GDPR mirrors the fines under the GDPR including fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of data, enforcement notices, or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law, to which we are also subject.
U.S. privacy and data security laws are also complex and changing rapidly. Many states have enacted laws regulating the online collection, use, and disclosure of personal information and requiring companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.
States have also begun to introduce more comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of sale of their personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the disclosure of personal information for advertising purposes. Our advertising business relies, in part, on such disclosure and could be materially and adversely affected by the CCPA’s restrictions.
We will also be subject to the forthcoming CPRA, which was passed into law on November 3, 2020, but will not take substantial effect until January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, such as increasing regulation on online advertising and particularly cross-context behavioral advertising. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CPRA potentially results in further uncertainty and requires us to incur additional costs and expenses in an effort to comply.
Certain other state laws impose similar privacy obligations. For example, Virginia has passed the Virginia Consumer Data Protection Act which will take effect on January 1, 2023. Colorado has passed the Colorado Privacy Act that will take effect on July 1, 2023. Utah has passed the Utah Consumer Privacy Act that will take effect on December 31, 2023. We also expect that more states may enact legislation similarly to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Data privacy legislation restricts the cross-border transfer of personal data and some countries introduced data localization into their laws. Specifically, the GDPR, the UK GDPR, and other European and UK data protection laws generally prohibit the transfer of personal data from the EEA, the UK, and Switzerland to the U.S. and most other countries unless the transfer is to an entity established in a country deemed to provide adequate protection (such as Israel) or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Where we transfer personal data outside the EEA or the UK to a country that is not deemed to be “adequate,” we ensure we comply with applicable laws including where we can rely on derogation (e.g., where the transfer is necessary for the performance of a contract) or we may put in place standard contractual clauses. We have previously also relied on relevant third parties’ Privacy Shield (as defined below) certifications.
Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. Most recently, on July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy

Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.
In response to this decision, the data protection authority in Berlin, Germany has encouraged companies under its supervision to stop transfers of personal data to the U.S. and switch to service providers based in the European Union or other countries providing adequate data protection. Authorities in the United Kingdom and Switzerland may similarly issue guidance that precludes or complicates our lawful use of the Standard Contractual Clauses. There are few viable alternatives to the standard contractual clauses, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, may reduce demand for our products and services from companies subject to EU data protection laws and could materially and adversely affect our financial results.
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
In addition, we are also subject to the Israeli Privacy Protection Law 5741-1981 (the “PPL”), and its regulations, including the Israeli Privacy Protection Regulations (Data Security) 2017 (the “Data Security Regulations”), which came into effect in Israel in May 2018 and impose obligations with respect to the manner personal data is processed, maintained, transferred, disclosed, accessed and secured, as well as the guidelines of the Israeli Privacy Protection Authority. In this respect, the Data Security Regulations may require us to adjust our data protection and data security practices, data security measures, certain organizational procedures, applicable positions (such as an data security manager) and other technical and organizational security measures. Failure to comply with the PPL, its regulations and guidelines issued by the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. The Israeli Privacy Protection Authority may initiate administrative inspection proceedings from time-to-time without any suspicion of any particular breach of the PPL, as the Israeli Privacy Protection Authority has done in the past with respect to dozens of Israeli companies in various business sectors. In addition, to the extent that any administrative supervision procedure is initiated by the Israeli Privacy Protection Authority that reveals certain irregularities with respect to our compliance with the PPL, we may need to take certain remedial actions to rectify such irregularities, which may increase our costs and may also expose us to administrative fines, civil claims (including class actions) and in certain cases, criminal liability. In August 2021, China passed a new data privacy law known as Personal Information Protection Law and Data Security Law, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers.
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
Apart from the requirements of privacy, data protection, and data security laws, we have obligations relating to privacy, data protection and data security under our published policies and documentation, contracts and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. We could be subject to enforcement action or litigation alleging that our methods of data collection or our other data processing practices violate our published policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.
In response to the increasing restrictions of global privacy and data security laws, our customers have sought and may continue to seek increasingly stringent contractual assurances regarding our handling of personal information and may adopt internal policies that limit their use of our platform. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards upon which we may be legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial contractual liability or fines.
Various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources, and leave us vulnerable to possible fines and penalties if we are unable to comply. Our obligations under privacy and data security laws, our contracts and applicable industry standards (including requirements by operating system platforms or app stores) are increasing, becoming more complex and changing rapidly, which has increased and may continue to increase the cost and effort required to comply with them. The privacy and data security compliance challenges we and our customers face in the EU, the UK, the U.S., and other jurisdictions may also limit our ability to operate, or offer certain product features, in those jurisdictions, which could reduce demand for our solutions from customers subject to their laws. We may also be required to adapt our solutions to comply with changing regulations. Despite our efforts, we may not be successful in achieving compliance with these rapidly evolving requirements. We could be perceived to be in non-compliance with applicable privacy laws, especially when acquiring new companies and before we have completed our gap analysis and remediation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals, or others; fines and civil, criminal, or administrative penalties for us or company officials; obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions; negative publicity; harm to our brand and reputation and reduced overall demand for our solutions or reduced revenue. Such occurrences could materially and adversely affect our business, financial condition, and results of operations.
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
As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent doing any business, directly or indirectly, with countries, governments, and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments, and persons targeted by U.S. sanctions, such measures may be circumvented. Any such violation could result in significant criminal or civil fines, penalties, or other sanctions and repercussions, including reputational harm that could materially adversely impact our business. Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of opportunities.
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our customers’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform to international markets or prevent our customers with international operations from deploying our platform globally.
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
Some portions of our business rely extensively on marketing, advertising, and promoting our products and services, requiring us to have an understanding of local laws and regulations governing our business. Additionally, we rely on the policies and procedures of wireless carriers and should those change, there could be an adverse impact on our products. In the event we have relied on inaccurate information or advice, and engage in marketing, advertising, or promotional activities that are not permitted, we may be subject to penalties, restricted from engaging in further activities, or altogether prohibited from offering our products and services in a particular territory.
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
A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our products and services, and this could harm our business, operating results, and financial condition.
Government regulation of our marketing methods could restrict our ability to adequately advertise and promote our content, products, and services available in certain jurisdictions.
The governments of some countries have sought to regulate the methods and manner in which certain of our products and services may be marketed to potential end-users. Regulation aimed at prohibiting, limiting, or restricting various forms of advertising and promotion we use to market our products and services could also increase our cost of operations or preclude the ability to offer our products and services altogether.
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
We face risks associated with our trademarks. For example, there is a risk that our international trademark applications may be considered too generic or that the words “Digital” or “Turbine” could be separately or compositely trademarked by third parties with competitive products who may try and block our applications or sue us for trademark dilution, which could have adverse effects on our financial status. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.
Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot be certain the steps we have taken will prevent infringement, piracy, and other unauthorized uses of our intellectual property, particularly internationally where the laws may not protect our intellectual property rights as fully as in the U.S. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources. In addition, although we require third parties to sign agreements not to disclose or improperly use our intellectual property, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent.
Third parties may sue us for intellectual property infringement, which may prevent or limit our use of the intellectual property and disrupt our business and could require us to pay significant damage awards.
Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could prevent or limit our use of the intellectual property and disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using such intellectual property, we might incur significant licensing fees, and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or software or to license the infringed or similar technology or software on a timely basis could force us to withdraw products and services from the market or prevent us from introducing new products and services. In addition, even if we are able to license the infringed or similar technology or software, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.
Our platform contains third-party, open-source software components, which may pose particular risks to our proprietary software, technologies, and solutions in a manner that could negatively affect our business.
Our platform contains software modules by third-party authors that are publicly available under “open-source” licenses, and we expect to use open-source software in the future. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent our platform depends on the successful operation of open-source software, any undetected errors or defects in such open-source software could prevent the deployment or impair the functionality of our platform, delay introductions of new solutions, result in a failure of any of our solutions, and injure our reputation. Undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches. The public availability of such software may make it easier for others to compromise our platform.
Some open-source software licenses contain requirements that we make available source code for modifications or derivative works we create based on the type of open-source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. While our open-source policies are meant to prevent such misuse, there can be no assurances such incidents will not occur. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer our software.
Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our solutions. From time-to-time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their products or platforms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure that our processes for controlling our use of open-source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue or delay the provision of our solutions if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could materially and adversely affect our business, financial condition, and results of operations.
Litigation may harm our business.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. Lawsuits by employees, stockholders, collaborators, distributors, customers, vendors, competitors, end-users or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. For example, on June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of its officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that the Company would restate some of its financial results. The claims allege violations of certain federal securities laws.
Carriers and customers have and may try to include us as defendants in suits brought against them by their own customers or third parties. In such cases, the risks and expenses would be similar to those where we are the party directly involved in the litigation. Any litigation or dispute, whether meritorious or not, and whether or not covered by insurance, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn harm our business, financial condition and results of operations.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software, and other losses.
In the ordinary course of our business, most of our agreements with carriers, customers, and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products and services, including as a result of intellectual property infringement and damages caused by viruses, worms, and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results, and financial condition.

Risks Relating to Our Common Stock and Capital Structure
We have secured and unsecured indebtedness, which could limit its financial flexibility.
Our outstanding secured indebtedness of $413,134 as of March 31, 2023, and our ability to borrow additional amounts under its $600,000 revolving credit facility, could have significant negative consequences including:
•increasing our vulnerability to general adverse economic and industry conditions;
•increasing our exposure to interest rate risk;
•limiting our ability to obtain additional financing;
•violating a financial covenant, resulting in the indebtedness being due immediately and negatively impacting our liquidity;
•requiring additional financial covenant measurement consents or default waivers without enhanced financial performance in the short term;
•requiring the use of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which it competes; and
•placing us at a possible competitive disadvantage to less leveraged competitors that are larger and may have better access to capital resources.
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations, depending on the extent to which we utilize the credit facility. If market interest rates continue to increase, our results of operations could be adversely affected. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our credit facility also contains a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt’s maturity. Any such default would have a material adverse effect on us.
The collateral pledged to secure our secured debt, consisting of substantially all of our and our U.S. subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default, and foreclosure or forced sale. Depending on the value of assets, there could be little, if any, assets available for common stockholders in any foreclosure or forced sale.
To service our debt and fund our other capital requirements, we will require a significant amount of cash and our ability to generate cash will depend on many factors beyond our control.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access capital markets. We cannot ensure we will generate cash flow from operations, or that future borrowings or capital markets will be available in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
The market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price.
The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including the risk factors described in this Annual Report and announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•quarterly variations in our revenue and operating expenses;
•developments in financial markets, and global or regional economies;
•announcements of innovations or new products or services by us or our competitors;
•price and volume fluctuations in the overall stock market from time-to-time;
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
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation.
We may choose to raise additional capital to finance the purchase price of acquisitions or to otherwise accelerate the growth of our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all.
Should we choose to pursue alternative strategies to accelerate growth or enhance our existing business, we may require significant cash outlays and commitments. Our business strategy may include expansion through internal growth or external growth by acquiring complimentary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. If our cash, cash equivalents, short-term investments, and cash generated from operations are not sufficient to meet our cash requirements, we may seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences, or privileges that are senior to those of existing holders of our common stock.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to maintain, evaluate and report on disclosure controls and procedures and internal control over financial reporting, that meet the applicable standards. We have identified material weaknesses in our internal control over financial reporting related to the presentation of certain revenue net of license fees and revenue share expense and the classification of certain hosting costs described. Management concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of March 31, 2022. We are actively engaged in implementing a remediation plan designed to address the material weakness. We cannot be certain that measures we take to remediate the material weakness will be successful. Also, we cannot be certain that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. For additional information on the foregoing, see “Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”
Even if we are able to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover additional material weaknesses in our internal controls or are unable to remediate our existing material weakness, the disclosure of those matters could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of the Sarbanes-Oxley Act, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The principal offices of Digital Turbine, Inc. are located in Austin, Texas. The Company also leases properties, primarily for office space, in Durham, North Carolina, Arlington, Virginia, San Mateo, California, Los Angeles, California, and San Francisco, California in the U.S. Internationally, the Company leases properties, primarily for office space, in Singapore, Istanbul, Turkey, Berlin, Germany, and Tel Aviv, Israel.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 13—Commitments and Contingencies, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.”
Holders
    As of May 16, 2023, there were 98 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2023.
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
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2018, and March 31, 2023, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses the results of our operations for the year ended March 31, 2023. compared with the year ended March 31, 2022. For a discussion of the results of our operations for the year ended March 31, 2022, compared with the year ended March 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended March 31, 2022. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A—Risk Factors and the Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
All U.S. dollar amounts, except share and per share amounts, in this Annual Report are in thousands.
Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device “OEMs”. We offer end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.

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
As of March 31, 2023, we had $413,134 drawn against the revolving line of credit under the New Credit Agreement. The proceeds from the borrowings were primarily used to finance past acquisitions. As of March 31, 2023, the interest rate was 6.54% and the unused line of credit fee was 0.20%, and we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Segment Reporting
As of March 31, 2022, we operated through three segments, each of which was a reportable segment. The three segments were On Device Media, In-App Media - AdColony, and In-App Media-Fyber. Effective April 1, 2022, we made certain changes to our organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment called App Growth Platform. The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies. As a result of the integration of IAM-A and IAM-F, we reassessed our operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective April 1, 2022, we report our results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•ODS - We re-named the ODM segment ODS to better reflect the nature of the segment’s product offerings. This segment generates revenue from the delivery of mobile application media or content to end users. This segment provides focused solutions to all participants in the mobile application (“app”) ecosystem that want to connect with end users and consumers who hold the device, including mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment’s product offerings are enabled through relationships with mobile device carriers and OEMs.
•AGP - This segment consists of the previously reported IAM-A and IAM-F segments. AGP customers are primarily advertisers and publishers and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. We have determined that our Chief Executive Officer is the CODM.
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China based app developers and publishers, and Russia’s invasion of Ukraine.
Inflation, rising interest rates, supply chain disruptions, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.

Like other advertising technology companies, we have seen a slowdown in digital advertising spending, which we believe is driven by the impact of inflation and recession fears and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result in a decrease or delay of advertising budgets and spending. While the slowdown in digital advertising spending is varied and depends on the geography, advertising type, operating system, and business vertical, the current economic environment is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.
Further, various U.S. federal and state governmental agencies continue to examine the distribution and use of apps developed and/or published by China based companies. In some cases, government agencies have banned certain apps from mobile devices. Further actions by U.S. federal or state governmental agencies or other countries to restrict or ban the distribution of China based apps could negatively impact our business, financial condition, and results of operations.
While the financial impact of Russia’s invasion of Ukraine has not had a direct, material impact on our business, any European conflict, if expanded to include other countries would likely have a material, negative impact on general economic conditions and would impact our business directly.
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
As of March 31, 2023, we considered the developments discussed above, our current operating results, and our estimates of future operating results. Please see Note 2—Basis of Presentation and Summary of Significant Accounting Policies for further information.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the years ended March 31, 2023 and 2022 ($ in thousands):

	Year ended March 31,
	2023	2022	% of Change
Net revenue	$665,920	$747,596	(10.9)%
Costs of revenue and operating expenses
License fees and revenue share	309,247	370,648	(16.6)%
Other direct costs of revenue	36,445	29,838	22.1%
Product development	56,486	52,723	7.1%
Sales and marketing	63,295	63,309	—%
General and administrative	154,282	138,837	11.1%
Total costs of revenue and operating expenses	619,755	655,355	(5.4)%
Income from operations	46,165	92,241	(50.0)%
Interest and other income (expense), net
Change in fair value of contingent consideration	—	(41,087)	(100.0)%
Interest expense, net	(23,352)	(8,495)	174.9%
Foreign exchange transaction gain (loss)	(1,026)	2,062	(149.8)%
Other income (expense), net	229	(749)	(130.6)%
Total interest and other income (expense), net	(24,149)	(48,269)	(50.0)%
Income before income taxes	22,016	43,972	(49.9)%
Income tax provision	5,146	8,403	(38.8)%
Net income	16,870	35,569	(52.6)%
Net revenue ($ in thousands)
Due to the reorganization and consolidation of our segments effective April 1, 2022, prior-year segment information has been retrospectively adjusted to conform to the current-year presentation. For further information on our segment reorganization and a full description of our businesses, please see Part I, Item 1, ‘Business–Our Products and Services’ in this Annual Report.

	Year ended March 31,
	2023	2022	% of Change
Net revenue
On Device Solutions	$420,328	$502,636	(16.4)%
App Growth Platform	252,995	262,336	(3.6)%
Elimination	(7,403)	(17,376)	57.4%
Total net revenue	$665,920	$747,596	(10.9)%
Fiscal 2023 compared to fiscal 2022
During the year ended March 31, 2023, net revenue decreased by $81,676 or 10.9% compared to the prior year. See the segment discussion below for further details regarding net revenue.
On Device Solutions
ODS revenue for the year ended March 31, 2023, decreased by $82,308 or 16.4% compared to the year ended March 31, 2022. Revenue from content media declined by approximately $77,207 primarily due to the end of a carrier partnership that resulted in lower daily active users on prepaid devices. Revenue from application media declined by approximately $5,101 due to lower new device volume in the U.S. and weakness in mobile advertising and user acquisition spending in the second half of the year ended March 31, 2023, partially offset by contract amendments with three strategic demand customers that resulted in an increase in revenue of $16,900.

App Growth Platform
AGP revenue for the year ended March 31, 2023, decreased by $9,341 or 3.6% compared to the year ended March 31, 2022. The decrease was primarily due to a decline in brand and performance advertising of approximately $5,782 due to broader weakness in mobile advertising markets. In addition, there was a decline of approximately $3,559 due to the end of a reseller partnership in the Nordic region.
Costs of revenue and operating expenses ($ in thousands)

	Year ended March 31,
	2023	2022	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$309,247	$370,648	(16.6)%
Other direct costs of revenue	36,445	29,838	22.1%
Product development	56,486	52,723	7.1%
Sales and marketing	63,295	63,309	—%
General and administrative	154,282	138,837	11.1%
Total costs of revenue and operating expenses	$619,755	$655,355	(5.4)%
Fiscal 2023 compared to fiscal 2022
For the year ended March 31, 2023, total costs of revenue and operating expenses decreased by $35,600 compared to the year ended March 31, 2022. The decrease in total costs of revenue and operating expenses is primarily due to lower license fees and revenue share, which is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included transaction costs of $4,739 for the year ended March 31, 2023, compared to $26,237 for the year ended March 31, 2022.
License fees and revenue share
License fees and revenue share include amounts paid to our carrier and OEM partners, as well as app publishers and developers through revenue sharing arrangements or via direct cost-per-thousand (“CPM”), cost-per-install (“CPI”), cost-per-placement (“CPP”), or cost-per-acquisition (“CPA”) arrangements, and are recorded as a cost of revenue. In addition, when indirect arrangements exist through advertising aggregators (ad networks) and revenue is shared with our carrier and app development partners, the shared revenue is also recorded as a cost of revenue.
License fees and revenue share decreased by $61,401 to $309,247 for the year ended March 31, 2023, and was 46.4% as a percentage of total net revenue compared to $370,648, or 49.6% of total net revenue, for the year ended March 31, 2022.
The decrease in license fees and revenue share as a percentage of total net revenue for the year ended March 31, 2023, compared to the prior year, was primarily due to revenue mix changes and the strategic demand customer contract amendments discussed above.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets
Other direct costs of revenue increased by $6,607 or 22.1% to $36,445 for the year ended March 31, 2023, and was 5.5% as a percentage of total net revenue compared to $29,838, or 4.0% of total net revenue, for the year ended March 31, 2022.
The increase in other direct costs of revenue for the year ended March 31, 2023, compared to the prior year, was due to higher hosting costs of approximately $3,392 and higher depreciation expense for developed technology assets of approximately $3,215. The increase as a percentage of total net revenue compared to the prior year was due to both higher costs as well as the decrease in total net revenue for the year ended March 31, 2023.
Product development
Product development expenses include the development and maintenance of the Company’s product suite and are primarily a function of personnel.
Product development expenses increased by $3,763 to $56,486 for the year ended March 31, 2023 compared to $52,723 for the year ended March 31, 2022. Product development expenses included acquisition-related costs of $1,604 and severance costs of $629 for the year ended March 31, 2023 and acquisition-related costs of $2,699 for the year ended March 31, 2022. Excluding acquisition-related costs and severance costs, product development expenses increased by $4,229 for the year ended March 31, 2023.
The increase in product development expenses was primarily due to incremental investments in the Company’s technology platforms for both legacy and acquired platforms, including approximately $7,585 of higher third-party development costs and approximately $2,490 of other operating costs, mostly for software and travel. These increases were partially offset by approximately $5,846 due to the capitalization of employee-related costs for development activities.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses were relatively unchanged for the year ended March 31, 2023, decreasing by $14 to $63,295 compared to $63,309 for the year ended March 31, 2022. The decrease in sales and marketing expense was primarily due to lower employee-related costs of approximately $2,576 driven by lower headcount and incentive compensation. This decrease was partially offset by higher travel and sales-related events costs of approximately $1,393 and severance costs of approximately $1,197, primarily for Nordic region employees due to the termination of a reseller partnership in the region.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses increased by $15,445 to $154,282 for the year ended March 31, 2023 compared to $138,837 for the year ended March 31, 2022. For the years ended March 31, 2023 and 2022, general and administrative expenses included acquisition-related costs of $2,496 and $23,026, respectively.
General and administrative expenses, after excluding acquisition-related costs, increased by $35,975 and was primarily due to: (1) higher depreciation expense of approximately $20,925 for developed technology assets and amortization of acquired intangible assets, (2) an increase of approximately $7,338 for employee-related costs due to higher wages and stock-based compensation costs, partially offset by lower incentive compensation, (3) an increase in bad debt expense of approximately $1,437, and (4) an increase in other categories, primarily professional services, software, and facilities of $6,275.

Interest and other income (expense), net ($ in thousands)

	Year ended March 31,
	2023	2022	% of Change
Interest and other income (expense), net
Change in fair value of contingent consideration	$—	$(41,087)	100.0%
Interest expense, net	(23,352)	(8,495)	(174.9)%
Foreign exchange transaction gain (loss)	(1,026)	2,062	149.8%
Other income (expense), net	229	(749)	130.6%
Total interest and other income (expense), net	$(24,149)	$(48,269)	50.0%
Fiscal 2023 compared to fiscal 2022
Total interest and other income (expense), net, for the years ended March 31, 2023 and 2022, was approximately $24,149 and $48,269, respectively, an decrease in net expenses of $24,120.
Change in fair value of contingent consideration
For the year March 31, 2022, the Company recorded charges for changes in fair value of contingent consideration in connection with earn-outs associated with the AdColony Acquisition and Fyber Acquisition of $41,087. There were no such charges recorded for the year ended March 31, 2023, and all earn-outs related to the acquisitions of AdColony and Fyber were fully paid as of March 31, 2023.
Interest expense, net
For the years ended March 31, 2023 and 2022, the Company recorded net interest expense of $23,352 and $8,495, respectively, an increase of $14,857 or 174.9%. The increase was primarily due to an increase in interest rates of 280 basis points and higher average outstanding borrowings of $155,922 over the comparative period.
Foreign exchange transaction gain (loss)
For the years ended March 31, 2023 and 2022, the Company recorded foreign exchange transaction loss and gain of $1,026 and $2,062, respectively, and was primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of March 31, 2023, we had unrestricted cash of approximately $75,058 and $186,866 available to draw under the New Credit Agreement with BoA. We generated $113,376 in cash flows from operating activities for the year ended March 31, 2023.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics including COVID-19, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We believe we will generate sufficient cash flow from operations and have the liquidity and capital resources to meet our business requirements for at least 12 months from the filing date of this Annual Report.

Outstanding Secured Indebtedness
Our outstanding secured indebtedness under the New Credit Agreement is $413,134 as of March 31, 2023. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,612, on our consolidated balance sheets as of March 31, 2023.
The collateral pledged to secure our secured debt, consisting of substantially all of our U.S. subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default, and foreclosure or forced sale. Depending on the value of the assets, there could be little, if any, assets available for common stockholders in any foreclosure or forced sale.
Our credit facility also contains a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on us.
Hosting Agreements
We enter into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $119,651 over the next four fiscal years.
Cash Flow Summary ($ in thousands)

	Year ended March 31,
	2023	2022	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$113,376	$84,738	33.8%
Equity investments	(8,499)	—	(100.0)%
Business acquisitions, net of cash acquired	(2,708)	(148,722)	98.2%
Capital expenditures	(23,858)	(23,280)	(2.5)%
Net cash used in investing activities	$(35,065)	$(172,002)	79.6%
Proceeds from borrowings	25,500	549,060	(95.4)%
Payment of debt issuance costs	(99)	(4,064)	97.6%
Payment of deferred business acquisition consideration	—	(302,676)	100.0%
Options and warrants exercised	2,020	4,300	(53.0)%
Payment of withholding taxes for net share settlement of equity awards	(6,709)	(8,605)	(22.0)%
Repayment of debt obligations	(149,000)	(52,772)	(182.3)%
Net cash provided by (used in) financing activities	$(128,288)	$185,243	169.3%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $113,376 for the year ended March 31, 2023, compared to $84,738 for the year ended March 31, 2022. The increase of $28,638 was due to the following:
•$54,989 increase due to changes in operating assets and liabilities, primarily due to lower net working capital, driven by collection of account receivables for the year ended March 31, 2023;
•$18,699 decrease in net income; and

•$7,652 decrease due to lower non-cash charges during the year ended March 31, 2023, including the impact of the change in fair value of contingent consideration during the year ended March 31, 2022. This impact was partially offset by accelerated amortization of trade name intangible assets amidst rebranding and a larger employee base receiving stock-based compensation for the year ended March 31, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the year ended March 31, 2023, net cash used in investing activities decreased by $136,937 to approximately $35,065. Current period cash used in investing activities was comprised of capital expenditures related mostly to internally-developed software of $23,858, an equity investment of $8,499 in one of the largest independent Android app stores, and cash expenditures for business acquisitions, net of cash acquired, of $2,708 related to our acquisition of In App Video Services UK LTD. For the year ended March 31, 2022, net cash used in investing activities was approximately $172,002, comprised of cash expenditures for business acquisitions, net of cash acquired, of $148,722 related to our acquisitions of AdColony and Fyber and capital expenditures related mostly to internally-developed software of $23,280.
Financing Activities
Our financing activities consisted of borrowings and repayment of amounts borrowed under our New Credit Agreement and transactions related to our equity plans. For the year ended March 31, 2023, net cash used in financing activities was approximately $128,288, which was comprised of the repayment of debt obligations of $149,000, payment of payroll withholding taxes for net share settlement of equity awards of $6,709, and payment of debt issuance costs of $99, partially offset by proceeds from borrowings of $25,500 and stock option and warrant exercises of $2,020. For the year ended March 31, 2022, net cash provided by financing activities was approximately $185,243, which was comprised of proceeds from borrowings of $549,060 and stock option exercises of $4,300, partially offset by the payment of deferred business acquisition consideration of $302,676, repayment of debt obligations of $52,772, payment of payroll withholding taxes for net share settlement of equity awards of $8,605, and payment of debt issuance costs of $4,064.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contingencies, litigation, and goodwill and intangible assets acquired from our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We generate revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Our revenue is based on fixed CPM, CPI, or CPA arrangements or a percentage of the ad spend through our platforms depending on the platform or service offering. We recognize revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end consumer action, such as an app install, is completed.
ODS - Carriers and OEMs
We enter into contracts with carriers and OEMs for our ODS segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception, but are measurable during each distinct service period. The Company’s contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
ODS - Application Media

The Company generally offers these services through CPI, CPP, and/or CPA arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regards to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end user mobile devices, allowing for the application to be installed by the end user at their discretion. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.

The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the end user mobile device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs. Revenue recognition related to CPP arrangements is dependent only upon the delivery of the application to the end user mobile device. As a result, revenue is recognized once delivery of the application has been completed as the Company’s performance obligation has been fulfilled.
ODS - Content Media
The Company generally offers programmatic advertising and targeted media content delivery services under CPM impression arrangements and page-view arrangements. Through its mobile phone first screen applications and mobile web portals, the Company markets ad space/inventory within its content products for display advertising. The ad space/inventory is allocated to the Company through arrangement with the carrier or OEM in the contracts discussed above. The Company controls this ad space/inventory and markets it on behalf of the carriers and OEMs to the advertisers. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. When the bid is won, the ad will be received and placed on the mobile device by the Company. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. The Company has concluded that the performance obligation is satisfied at the point in time upon delivery of the advertisement to the device based on the impressions or page-view arrangement, as defined in the contract.
Through its mobile phone first screen applications and mobile web portals, the Company’s software platform also recommends sponsored content to mobile phone users and drives web traffic to a customer’s website. The Company markets this content to content sponsors, such as Outbrain or Taboola, similarly to the marketing of ad space/inventory. This sponsored content takes the form of articles, graphics, pictures, and similar content. The Company has concluded that the performance obligation within the contract is complete upon delivery of the content to the mobile device.
AGP - Marketplace
The Company, through its AGP segment, provides platforms that allow DSPs and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding (“RTB”) auction. The Company generally contracts with DSPs through an RTB Ad Exchange Agreement. It also separately contracts with publishers through an advertising insertion order or service order to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. The Company will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company’s software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSPs based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end user action is completed.
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
The Company has determined that it is a principal for its advertiser services for application media and content media when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The Company recognizes the transaction price received from application developers, advertisers, content providers, or websites gross and the carrier or OEM share of such transaction price as costs of revenue - license fees and revenue share - in the accompanying consolidated statements of operations and comprehensive income (loss).
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and an option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. Forfeitures are recognized as occurred. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, we must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Business Combinations
We allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit required the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. As of March 31, 2023, 2022 and 2021, no impairment of goodwill has been identified.
Recently Issued Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has operations both within the U.S. and internationally and is exposed to market risks in the ordinary course of business - primarily interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of the Company’s investment activities is to preserve principal while maximizing income without significantly increasing risk. The Company’s cash and cash equivalents consist of cash and deposits, which are sensitive to interest rate changes.
The Company’s borrowings under its credit facility are subject to variable interest rates and thus expose the Company to interest rate fluctuations, depending on the extent to which the Company utilizes its credit facility. If market interest rates materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s credit facility. The Company has not used any derivative financial instruments to manage its interest rate risk exposure.
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be affected by changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. dollar, principally the euro, Turkish lira, and British pound, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. In certain of the Company’s foreign operations, the Company transacts primarily in the U.S. dollar, including for net revenue, license fees and revenue share, and employee-related compensation costs, which reduces the Company’s exposure to foreign currency exchange risk. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 25, 2023 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment of the App Growth Platform reporting unit

As discussed in Note 2 to the consolidated financial statements, management evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. We identified the fair value estimate of the App Growth Platform reporting unit as a critical audit matter.

The principal consideration for our determination that the fair value estimate of the App Growth Platform reporting unit is a critical audit matter is that the significant assumptions made by management involve subjectivity and judgment in the preparation of discounted future cash flows. The reporting unit discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. These assumptions include forward-looking projections related to revenue and operating expenses and the application of a discount rate. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve valuation specialists.

Our audit procedures related to the fair value estimate of the App Growth Platform reporting unit included the following, among others:

• We tested the design and operating effectiveness of relevant controls relating to management’s preparation and     review of the discounted future cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
• We evaluated the reasonableness of forecasted revenues and operating expenses used in the future discounted cash flows by comparing them to historical results, and published industry related trends, and comparing prior year forecasted amounts to respective actual results.
• With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company in determining the discount rate.
• We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Dallas, Texas
May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, and our report dated May 25, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
May 25, 2023

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2023	March 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$75,058	$126,768
Restricted cash	500	394
Accounts receivable, net	178,189	263,139
Prepaid expenses and other current assets	12,319	20,570
Total current assets	266,066	410,871
Property and equipment, net	39,327	31,086
Right-of-use assets	10,073	15,439
Intangible assets, net	379,632	440,589
Goodwill	561,576	559,792
Other non-current assets	9,882	732
TOTAL ASSETS	$1,266,556	$1,458,509

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$119,338	$167,858
Accrued license fees and revenue share	69,221	95,170
Accrued compensation	10,984	28,775
Acquisition purchase price liabilities	—	50,000
Current portion of debt	—	12,500
Other current liabilities	21,377	30,960
Total current liabilities	220,920	385,263
Long-term debt, net of debt issuance costs	410,522	520,785
Deferred tax liabilities, net	13,940	19,976
Other non-current liabilities	13,919	16,270
Total liabilities	659,301	942,294
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 100,216,494 issued and 99,458,369 outstanding at March 31, 2023; 97,921,826 issued and 97,163,701 outstanding at March 31, 2022	10	10
Additional paid-in capital	822,217	745,661
Treasury stock (758,125 shares at March 31, 2023, and March 31, 2022)	(71)	(71)
Accumulated other comprehensive loss	(41,945)	(39,341)
Accumulated deficit	(175,115)	(191,788)
Total stockholders’ equity	605,196	514,571
Non-controlling interest	2,059	1,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,266,556	$1,458,509
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)1
(in thousands, except per share amounts)

	Year ended March 31,
	2023	2022	2021
Net revenue	$665,920	$747,596	$313,579
Costs of revenue and operating expenses
License fees and revenue share	309,247	370,648	178,649
Other direct costs of revenue	36,445	29,838	2,358
Product development	56,486	52,723	20,119
Sales and marketing	63,295	63,309	19,304
General and administrative	154,282	138,837	33,940
Total costs of revenue and operating expenses	619,755	655,355	254,370
Income from operations	46,165	92,241	59,209
Interest and other income (expense), net
Change in fair value of contingent consideration	—	(41,087)	(15,751)
Interest expense, net	(23,352)	(8,495)	(1,003)
Foreign exchange transaction gain (loss)	(1,026)	2,062	—
Loss on extinguishment of debt	—	—	(452)
Other income (expense), net	229	(749)	(146)
Total interest and other income (expense), net	(24,149)	(48,269)	(17,352)
Income before income taxes	22,016	43,972	41,857
Income tax provision (benefit)	5,146	8,403	(13,027)
Net income	16,870	35,569	54,884
Less: net income attributable to non-controlling interest	197	23	—
Net income attributable to Digital Turbine, Inc.	16,673	35,546	54,884
Other comprehensive loss
Foreign currency translation adjustment	(2,386)	(39,395)	(312)
Comprehensive income (loss)	14,484	(3,826)	54,572
Less: comprehensive income (loss) attributable to non-controlling interest	415	(934)	—
Comprehensive income (loss) attributable to Digital Turbine, Inc.	$14,069	$(2,892)	$54,572
Net income per common share
Basic	$0.17	$0.37	$0.62
Diluted	$0.16	$0.35	$0.57
Weighted-average common shares outstanding
Basic	98,783	95,198	88,514
Diluted	101,816	102,640	96,151
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3—Acquisitions, in the accompanying consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows1
(in thousands)

	Year ended March 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$16,870	$35,569	$54,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,073	57,452	7,114
Non-cash interest expense	836	715	94
Loss on extinguishment of debt	—	—	255
Stock-based compensation expense	30,401	19,304	5,877
Foreign exchange transaction gain	(1,026)	(2,062)	—
Change in fair value of contingent consideration	—	41,087	15,751
Payment of contingent consideration in excess of amount capitalized at acquisition	—	—	(15,751)
Right-of-use asset	5,661	6,043	742
Deferred income taxes	(6,039)	(3,981)	(12,952)
(Increase) decrease in assets:
Accounts receivable, gross	83,893	(73,656)	(25,378)
Allowance for credit losses	3,328	1,097	1,424
Prepaid expenses and other current assets	8,007	(3,204)	(586)
Other non-current assets	(636)	283	—
Increase (decrease) in liabilities:
Accounts payable	(48,831)	31,762	(1,897)
Accrued license fees and revenue share	(26,002)	14,566	26,408
Accrued compensation	(18,228)	(43,907)	5,224
Other current liabilities	(10,044)	9,634	2,721
Other non-current liabilities	(5,887)	(5,964)	(1,135)
Net cash provided by operating activities	113,376	84,738	62,795

Cash flows from investing activities
Equity investments	(8,499)	—	—
Business acquisitions, net of cash acquired	(2,708)	(148,722)	(28,604)
Capital expenditures	(23,858)	(23,280)	(9,204)
Net cash used in investing activities	(35,065)	(172,002)	(37,808)

Cash flows from financing activities
Payment of contingent consideration	—	—	(16,956)
Proceeds from borrowings	25,500	549,060	15,000
Payment of debt issuance costs	(99)	(4,064)	(469)
Payment of deferred business acquisition consideration	—	(302,676)	—
Options and warrants exercised	2,020	4,300	7,209
Payment of withholding taxes for net share settlement of equity awards	(6,709)	(8,605)	—
Repayment of debt obligations	(149,000)	(52,772)	(20,000)
Net cash provided by (used in) financing activities	(128,288)	185,243	(15,216)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,627)	(1,935)	(312)

Net change in cash, cash equivalents, and restricted cash	(51,604)	96,044	9,459

Cash, cash equivalents, and restricted cash, beginning of period	127,162	31,118	21,659

Cash, cash equivalents, and restricted cash, end of period	$75,558	$127,162	$31,118

Supplemental disclosure of cash flow information
Interest paid	$20,187	$5,985	$922
Income taxes paid	$5,658	$1,715	$927

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$50,000	$356,686	$—
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$—	$2,578	$—
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,738	$50,000	$—
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3—Acquisitions, in the accompanying consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity1
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	87,147,023	$10	100,000	$100	758,125	$(71)	$360,224	$(591)	$(282,218)	$—	$77,454
Net income	—	—	—	—	—	—	—	—	54,884	—	54,884
Foreign currency translation	—	—	—	—	—	—	—	(312)	—	—	(312)
Stock-based compensation expense	—	—	—	—	—	—	5,877	—	—	—	5,877
Shares issued:											—
Exercise of stock options	2,506,383	—	—	—	—	—	7,209	—	—	—	7,209
Issuance of restricted shares and vesting of restricted units	136,680	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	89,790,086	$10	100,000	$100	758,125	$(71)	$373,310	$(903)	$(227,334)	$—	$145,112
Net income	—	—	—	—	—	—	—	—	35,546	23	35,569
Foreign currency translation	—	—	—	—	—	—	—	(38,438)	—	(957)	(39,395)
Stock-based compensation expense	—	—	—	—	—	—	19,970	—	—	—	19,970
Shares issued:
Exercise of stock options	1,311,098	—	—	—	—	—	4,300	—	—	—	4,300
Issuance of restricted shares and vesting of restricted units	287,218	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	5,775,299	—	—	—	—	—	356,686	—	—	—	356,686
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	2,578	2,578
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(8,605)	—	—	—	(8,605)
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	16,673	197	16,870
Foreign currency translation	—	—	—	—	—	—	—	(2,604)	—	218	(2,386)
Stock-based compensation expense	—	—	—	—	—	—	31,245	—	—	—	31,245
Shares issued:
Exercise of stock options and warrants	966,536	—	—	—	—	—	2,020	—	—	—	2,020
Issuance of restricted shares and vesting of restricted units	122,150	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000

Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(6,709)	—	—	—	(6,709)
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
1In the fiscal quarter ended June 30, 2021, the Company initiated two significant acquisitions. Please refer to Note 3—Acquisitions in the accompanying consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(in thousands, except share and per share amounts)
Note 1—Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, the Company’s products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income / (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
In light of ongoing macroeconomic uncertainty due to global events such as the COVID-19 pandemic, the conflict in Ukraine, inflation, disruptions in supply chains, recessionary concerns impacting the markets in which the Company operates, and others, management has considered the potential impacts on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s consolidated financial statements.
Summary of Significant Accounting Policies
Revenue Recognition
The Company generates revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Our revenue is based on fixed CPM, CPI, or CPA arrangements or a percentage of the ad spend through our platforms. The Company recognizes revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end consumer action, such as an app install, is completed.

ODS - Carriers and OEMs
The Company enters into contracts with OEMs for our On Device Solutions (“ODS”) segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception, but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
ODS - Application Media
The Company generally offers these services through CPI, cost-per-placement (“CPP”), and/or cost-per-action (“CPA”) arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regards to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end user mobile devices, allowing for the application to be installed by the end user at their discretion. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.
The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the end user mobile device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs. Revenue recognition related to CPP arrangements is dependent only upon the delivery of the application to the end user mobile device. As a result, revenue is recognized once delivery of the application has been completed as the Company’s performance obligation has been fulfilled.
ODS - Content Media
The Company generally offers programmatic advertising and targeted media content delivery services under CPM impression arrangements and page-view arrangements. Through its mobile phone first screen applications and mobile web portals, the Company markets ad space/inventory within its content products for display advertising. The ad space/inventory is allocated to the Company through arrangement with the carrier or OEM in the contracts discussed above. The Company controls this ad space/inventory and markets it on behalf of the carriers and OEMs to the advertisers. The Company’s advertising customers can bid on each individual display ad and the highest bid wins the right to fill each ad impression. Advertising agencies acting on the behalf of advertisers bid on the ad placement via the Company’s advertising exchange customers. When the bid is won, the ad will be received and placed on the mobile device by the Company. The entire process happens almost instantaneously and on a continuous basis. The advertising exchanges bill and collect from the winning bidders and provide daily and monthly reports of the activity to the Company. The Company has concluded that the performance obligation is satisfied at the point in time upon delivery of the advertisement to the device based on the impressions or page-view arrangement, as defined in the contract.
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

AGP - Marketplace
The Company, through its AGP segment provides platforms that allow demand-side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding (“RTB”) auction. The Company generally contracts with DSPs through an RTB Ad Exchange Agreement. It also separately contracts with publishers through an Advertising insertion order or service order to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. AdColony will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSP based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, that require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end user action is completed.
Principal vs Agent Reporting
The determination of whether the Company acts as a principal or as an agent in a transaction requires significant judgement and is based on an assessment of the terms of customer arrangements and the relevant accounting guidance. When the Company is the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers and agencies. When the Company is an agent in a transaction, revenue is reported net of license fees and revenue share paid to app publishers or developers.
The Company has determined that it is a principal for its advertiser services for application media and content media when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The Company recognizes the transaction price received from application developers, DSPs, and advertisers and recognizes the transaction price received net of the publishers’ share of the transaction price. The Company then bills the DSPs and advertisers on the gross transaction price amount and pays the publishers their share of such transaction price as costs of revenue - license fees and revenue share - in the accompanying consolidated statements of operations and comprehensive income (loss). As a result, receivables and payables are presented gross in the accompanying balance sheet, while certain revenues are reported net.
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
Segment Reporting
In fiscal year 2022, following the acquisitions of AdColony and Fyber, the Company had three operating and reportable segments called On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media (“IAM-F”). Effective April 1, 2022, the Company reports its results of operations through the two segments disclosed in Note 4—Segment Information, each of which represents an operating and reportable segment. Segment results herein are presented on a retrospective basis to reflect the reorganization.
Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. At this time, the Company does not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of our platform products has either already been met or is met very quickly.
The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company capitalizes costs related to the development of software to be sold, leased, or otherwise marketed as it believes to have met the “tested working model” threshold. Development costs continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops products; the uncertainty regarding a product’s revenue-generating potential; its lack of control over carrier distribution channels; and its historical practice of canceling products at any stage of the development process.
After products and features are released, all product maintenance cost are expensed.
The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended.
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a 3-year useful life. For fiscal years 2023, 2022, and 2021, the Company capitalized software development costs in the amount of $22,816, $23,784, and $8,859, respectively.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and an option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. Forfeitures are recognized as occurred. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, the Company must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of all employees beginning on their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to a certain percentage of an employee’s contributions. For the years ended March 31, 2023, 2022 and 2021, the Company made contributions to the plan of $1,360, $811, and $558, respectively.
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
ASC 740-10 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. Interest and penalties related to income tax matters are recognized as a component of the provision for income taxes.
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
The Company uses the U.S. dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $2,386, $39,395, and $312 in the years ended March 31, 2023, 2022 and 2021, respectively, has been reported as a component of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) and consolidated statements of stockholders’ equity.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash on deposit with banks and short-term investments purchased with a maturity of three months or less to be cash equivalents.
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
Leases
Under Leases (Topic 842), the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.
The right-of-use asset components of our operating leases are included in right-of-use assets on our Consolidated Balance Sheets, while the current portion of our operating lease liabilities are included in other current liabilities and the long-term portion of our operating lease liabilities in other non-current liabilities on our Consolidated Balance Sheets.
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired advertiser or publisher relationships, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit required the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. As of March 31, 2023, 2022 and 2021, no impairment of goodwill has been identified.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2023, 2022, and 2021.
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
A significant portion of the Company’s cash was held at seven major financial institutions as of March 31, 2023, and four major financial institutions as of March 31, 2022, that management assessed to be of high credit quality. Three of the major financial institutions as of March 31, 2023 and 2022 are insured by the Federal Deposit

Insurance Corporation (“FDIC”) for up to $250 per depository account. Four and one major financial institutions are located outside the U.S. as of March 31 2023 and 2022, respectively, and, therefore, not subject to the jurisdiction of the FDIC. As of March 31, 2023 and 2022, the Company had $72,558 and $124,412 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by monitoring customers’ accounts receivable balances. As of March 31, 2023 and 2022, no customer represented more than 10% of the Company’s net accounts receivable balance.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022, and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted the amendment as of April 1, 2021. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.
Note 3—Acquisitions
Acquisition of In App Video Services UK LTD.
On November 1, 2022, the Company completed the acquisition of all outstanding ownership interests of In App Video Services UK LTD. (“In App”), pursuant to a Stock Purchase Agreement (the “In App Acquisition”). Prior to the Acquisition, In App acted as a third-party representative of the Company’s App Growth Platform (“AGP”) segment’s products and services in the United Kingdom (“UK”). The acquisition of In App is part of the Company’s strategy to make investments that provide opportunities to grow market share and increase revenue in important markets and geographies like the UK.
The Company acquired In App for total estimated consideration in the range of $2,250 to $5,500, paid as follows: (1) $2,708 paid in cash at closing, including a working capital adjustment of approximately $460, with $1,000 of that amount held in escrow for one-year and (2) potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
The Company recorded the preliminary fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, (4) and goodwill of $4,957.
The Company recognized costs related to the In App Acquisition of $203 for the year ended March 31, 2023, in operating expenses on its consolidated statements of operations and comprehensive income (loss).
Acquisition of Fyber N.V.
On May 25, 2021, the Company completed the initial closing of the acquisition of 95.1% of the outstanding voting shares of Fyber N.V. (“Fyber”) pursuant to a Sale and Purchase Agreement (the “Fyber Acquisition”) between Tennor Holding B.V., Advert Finance B.V., and Lars Windhorst , the Company, and Digital Turbine Luxembourg S.ar.l., a wholly-owned subsidiary of the Company. The delisting of Fyber’s remaining outstanding shares on the Frankfurt Stock Exchange was completed on August 6, 2021. During the fiscal year ended March 31, 2022, the Company purchased an additional $18,341 of Fyber's outstanding shares, resulting in an ownership percentage of Fyber of approximately 99.5% as of March 31, 2023. The remaining outstanding shares in Fyber are, to the Company’s knowledge, held by other shareholders of Fyber and are presented as non-controlling interests within these financial statements.

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
The excess of cost of the Fyber Acquisition over the net amounts assigned to the fair values of the net assets acquired was recorded as goodwill and was assigned to the AGP segment. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.
The identifiable intangible assets consist of publisher relationships, developed technology, trade names, customer relationships, and a favorable lease. The publisher relationships, developed technology, trade names, and customer relationships intangibles were assigned useful lives of 20.0 years, 7.0 years, 7.0 years, and 3.0 years, respectively. The below-market favorable lease was derived from Fyber’s office lease in Berlin, Germany and, per
1The purchase consideration was translated using the Euro-to-U.S. dollar exchange rate in effect on the acquisition closing date, May 25, 2021, of approximately €1.00 to $1.22.

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
•Publisher Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Customer Relationships - With-and-Without Method
•Favorable Lease - Income Approach
The Company recognized costs related to the Fyber Acquisition of $1,913 and $18,698 for the years ended March 31, 2023 and 2022, respectively, in operating expenses on the consolidated statements of operations and comprehensive income (loss).
Acquisition of AdColony Holding AS
On April 29, 2021, the Company completed the acquisition of AdColony Holding AS, a Norway company, pursuant to a Share Purchase Agreement (the “AdColony Acquisition”).
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
•Customer Relationships - Multi-Period Excess Earnings Method
•Developed Technology - Relief from Royalty Method
•Trade Names - Relief from Royalty Method
•Publisher Relationships - Cost Approach
The Company recognized costs related to the AdColony Acquisition of $214 and $4,214 for the years ended March 31, 2023 and 2022, respectively, in operating expenses on the consolidated statements of operations and comprehensive income (loss).
Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the Fyber Acquisition and the AdColony Acquisition (collectively, the “Acquisitions”) as if they had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Acquisitions and does not reflect additional revenue opportunities following the Acquisitions. The pro forma information includes adjustments to record the assets and liabilities associated with the Acquisitions at their respective fair values, based on available information, and to give effect to the financing for the Acquisitions.

	Year ended March 31,
	2022	2021
	Unaudited
	(in thousands, except per share amounts)
Net revenue	$769,993	$544,496
Net income attributable to controlling interest	$16,504	$47,096
Basic net income attributable to controlling interest per common share	$0.17	$0.51
Diluted net income attributable to controlling interest per common share	$0.16	$0.47
Note 4—Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.
As of March 31, 2022, the Company operated through three operating segments, each of which was a reportable segment. The three segments were On Device Media (“ODM”), In-App Media - AdColony (“IAM-A”), and In-App Media - Fyber (“IAM-F”). Effective April 1, 2022, the Company made certain changes to its organizational and management structure that resulted in the following: (1) the renaming of the On Device Media segment to On Device Solutions and (2) the integration of IAM-A and IAM-F into a single segment called App Growth Platform (“AGP”). The integration of IAM-A and IAM-F was completed to drive operating efficiencies and revenue synergies.

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
The Company’s CODM evaluates segment performance and makes resource allocation decisions primarily based on segment net revenue and segment profit, as shown in the segment information summary table below. The Company’s CODM does not allocate other direct costs of revenue, operating expenses, interest and other income (expense), net, or provision for income taxes to these segments for the purpose of evaluating segment performance. Additionally, the Company does not allocate assets to segments for internal reporting purposes as the CODM does not manage the Company’s segments by such metrics.
A summary of segment information follows:

	Year ended March 31, 2023
	ODS	AGP	Elimination	Consolidated
Net revenue	$420,328	$252,995	$(7,403)	$665,920
License fees and revenue share	247,356	69,294	(7,403)	309,247
Segment profit	$172,972	$183,701	$—	$356,673

	Year ended March 31, 2022
	ODS	AGP	Elimination	Consolidated
Net revenue	$502,636	$262,336	$(17,376)	$747,596
License fees and revenue share	304,673	83,351	(17,376)	370,648
Segment profit	$197,963	$178,985	$—	$376,948

	Year ended March 31, 2021
	ODS	AGP	Elimination	Consolidated
Net revenue	$313,579	$—	$—	$313,579
License fees and revenue share	178,649	—	—	178,649
Segment profit	$134,930	$—	$—	$134,930

Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	March 31, 2023	March 31, 2022
United States and Canada	$25,903	$25,946
Europe, Middle East, and Africa	13,395	5,086
Asia Pacific and China	29	54
Mexico, Central America, and South America	—	—
Consolidated property and equipment, net	$39,327	$31,086

	March 31, 2023	March 31, 2022
United States and Canada	$122,377	$144,319
Europe, Middle East, and Africa	252,524	291,222
Asia Pacific and China	4,731	5,048
Mexico, Central America, and South America	—	—
Consolidated intangible assets, net	$379,632	$440,589
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Year ended March 31, 2023
	ODS	AGP	Total
United States and Canada	$188,023	$142,522	$330,545
Europe, Middle East, and Africa	170,585	80,464	251,049
Asia Pacific and China	55,140	28,776	83,916
Mexico, Central America, and South America	6,580	1,233	7,813
Elimination	—	—	(7,403)
Consolidated net revenue	$420,328	$252,995	$665,920

	Year ended March 31, 2022
	ODS	AGP	Total
United States and Canada	$285,062	$132,170	$417,232
Europe, Middle East, and Africa	132,040	99,413	231,453
Asia Pacific and China	72,245	27,882	100,127
Mexico, Central America, and South America	13,289	2,871	16,160
Elimination	—	—	(17,376)
Consolidated net revenue	$502,636	$262,336	$747,596

	Year ended March 31, 2021
	ODS	AGP	Total
United States and Canada	$193,804	$—	$193,804
Europe, Middle East, and Africa	79,752	—	79,752
Asia Pacific and China	34,774	—	34,774
Mexico, Central America, and South America	5,249	—	5,249
Elimination	—	—	—
Consolidated net revenue	$313,579	$—	$313,579

Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, net, by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2022	$80,176	$479,616	$559,792
Purchase of In App Video	—	4,957	4,957
Foreign currency translation and other	—	(3,173)	(3,173)
Goodwill as of March 31, 2023	$80,176	$481,400	$561,576
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of March 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.06 years	$170,281	$(39,925)	$130,356
Developed technology	5.28 years	146,596	(38,813)	107,783
Trade names	2.33 years	69,983	(27,115)	42,868
Publisher relationships	17.83 years	109,028	(10,403)	98,625
Total		$495,888	$(116,256)	$379,632

	As of March 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$171,060	$(19,636)	$151,424
Developed technology	6.26 years	144,581	(18,103)	126,478
Trade names	3.33 years	69,205	(8,523)	60,682
Publisher relationships	18.77 years	106,514	(4,509)	102,005
Total		$491,360	$(50,771)	$440,589
During the fiscal years ended March 31, 2023, 2022, and 2021, the Company recorded amortization expense of $64,608, $48,420, and $2,782, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the rebranding of the Company’s past acquisitions.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2024	$64,447
Fiscal year 2025	55,810
Fiscal year 2026	41,546
Fiscal year 2027	35,422
Fiscal year 2028	35,422
Thereafter	146,985
Total	$379,632

Note 6—Accounts Receivable

	March 31, 2023	March 31, 2022
Billed	$136,921	$189,208
Unbilled	51,474	82,324
Allowance for credit losses	(10,206)	(8,393)
Accounts receivable, net	$178,189	$263,139
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of March 31, 2023, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $3,342, $1,583, and $1,032 of bad debt expense during the years ended March 31, 2023, 2022, and 2021, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Note 7—Property and Equipment

	March 31, 2023	March 31, 2022
Computer-related equipment	$3,527	$2,855
Developed software	63,891	41,011
Furniture and fixtures	2,103	1,836
Leasehold improvements	3,647	3,687
Property and equipment, gross	73,168	49,389
Accumulated depreciation	(33,841)	(18,303)
Property and equipment, net	$39,327	$31,086
Depreciation expense for the years ended March 31, 2023, 2022, and 2021, was $16,465, $9,032, and $4,338, respectively.
During the years ended March 31, 2023, 2022, and 2021, depreciation expense includes $10,190, $4,617, and $1,980, respectively, related to internal-use assets included in general and administrative expense and $6,275, $4,415, and $2,358, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Note 8—Leases
The Company has entered into or assumed through acquisitions, various non-cancellable operating lease agreements primarily for office space. These lease agreements expire between fiscal years 2024 and 2029 and in certain cases, include one or more options to renew. The Company recognizes a right-of-use (“ROU”) asset and lease liability at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease component and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.

Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2023
Fiscal year 2024	$3,958
Fiscal year 2025	2,120
Fiscal year 2026	1,641
Fiscal year 2027	1,319
Fiscal year 2028	868
Thereafter	651
Total undiscounted cash flows	10,557
(Less imputed interest)	(777)
Present value of lease liabilities	$9,780
The current portion of the Company’s lease liabilities, payable within the next 12 months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the consolidated balance sheets. The Company has recorded ROU assets associated with the above lease liabilities of $10,073 as of March 31, 2023.
The discount rates used to calculate imputed interest disclosed above range from 2.00% to 6.75% and the weighted-average remaining lease term is 3.92 years.
Note 9—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	March 31, 2023
	Balance	Interest Rate	Unused Line Fee
BoA Revolver (subject to variable rate)	$413,134	6.54%	0.20%
Debt obligations on the consolidated balance sheets consist of the following:

	March 31, 2023	March 31, 2022
Revolver	$413,134	$524,134
Less: Debt issuance costs	(2,612)	(3,349)
Debt assumed through Fyber Acquisition	—	12,500
Total debt, net	410,522	533,285
Less: Current portion of debt	—	(12,500)
Long-term debt, net of debt issuance costs	$410,522	$520,785
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
The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First Amendment. The Company had $413,134 drawn against the New Credit Agreement, classified as long-term debt on the consolidated balance sheet, with remaining unamortized debt issuance costs of $2,612 as of March 31, 2023. Deferred debt issuance costs associated with the New Credit Agreement and First Amendment are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of March 31, 2023, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of March 31, 2023, the interest rate was 6.54% and the unused line of credit fee was 0.20%.
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
As of March 31, 2023, the Company had $186,866 available to draw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest income (expense), net
Interest income (expense), net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest and other income (expense), net, on the consolidated statements of operations and comprehensive income (loss), as follows:

	Year ended March 31,
	2023	2022	2021
Interest income (expense), net	$(22,420)	$(7,571)	$(1,003)
Amortization of debt issuance costs	(831)	(715)	—
Unused line of credit fees and other	(101)	(209)	—
Total interest income (expense), net	$(23,352)	$(8,495)	$(1,003)

Note 10—Stock-Based Compensation
Stock-Based Award Plans
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of March 31, 2023, 8,762,366 shares of common stock were available for issuance as future awards under the 2020 Plan.
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2022	7,123,300	$9.33	6.11	$262,419
Granted	1,484,072	28.62
Exercised	(1,248,497)	2.55
Forfeited / Expired	(408,439)	45.44
Options outstanding as of March 31, 2023	6,950,436	$12.73	6.12	$45,689
Vested and expected to vest (net of estimated forfeitures) at March 31, 2023	6,892,464	$12.59	6.10	$45,688
Exercisable as of March 31, 2023	5,565,191	$8.16	5.41	$45,162
At March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $23,517, with an expected remaining weighted-average recognition period of 2.05 years.
Restricted Stock
Awards of restricted stock units may be either grants of time-based restricted units (“RSUs”) or performance-based restricted units (“PSUs”) that are issued at no cost to the recipient. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. Compensation expense for PSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario, which is re-evaluated each period.
Restricted stock agreements (“RSAs”) are awards of Class A common stock that are legally issued and outstanding. RSAs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions. The stock-based compensation expense for these awards was determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest. The RSAs have time conditions and in some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to one year, depending on the terms of the RSA.

The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2022	373,301	$35.82
Granted	1,646,582	22.91
Vested	(287,206)	15.69
Forfeited	(62,088)	30.09
Unvested restricted shares outstanding as of March 31, 2023	1,670,589	$24.96
At March 31, 2023, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs was $30,632, with an expected remaining weighted-average recognition period of 2.18 years.
Valuation of Awards
For stock options granted, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2023, 2022, and 2021 are presented below.

Year ended March 31,
	2023	2022	2021
Risk-free interest rate	2.71% to 4.38%	0.63% to 1.77%	0.21% to 0.66%
Expected life of the options (years)	5.27 to 5.33	4.82 to 5.27	4.93 to 5.23
Expected volatility	72% to 80%	72% to 72%	64% to 72%
Expected dividend yield	—%	—%	—%
Total fair value of options vested and total intrinsic value of options exercised was as follows for the fiscal years presented:

	Year ended March 31,
	2023	2022	2021
Total fair value of options vested	$15,375	$11,495	$4,816
Total intrinsic value of options exercised	$16,909	$68,163	$97,603
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended March 31, 2023, 2022, and 2021, was $30,401, $19,304, and $5,877, respectively, and was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Note 11—Earnings per Share
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
Stock options totaling 1,390,650, 559,190, and 62,507 for the years ended March 31, 2023, 2022, and 2021, respectively, were outstanding but not included in the calculation of diluted earnings per share because inclusion of the options in the calculation would be antidilutive due to their exercise prices exceeding the average market price of the common shares during the periods.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2023	2022	2021
Net income	16,870	35,569	54,884
Less: net income attributable to non-controlling interest	197	23	—
Net income attributable to Digital Turbine, Inc.	$16,673	$35,546	$54,884
Weighted-average common shares outstanding, basic	98,783	95,198	88,514
Basic net income per common share attributable to Digital Turbine, Inc.	$0.17	$0.37	$0.62
Weighted-average common shares outstanding, diluted	101,816	102,640	96,151
Diluted net income per common share attributable to Digital Turbine, Inc.	$0.16	$0.35	$0.57
Note 12—Income Taxes
The components of the Company’s income tax provision (benefit) attributable to operations are as follows:

	Year ended March 31,
	2023	2022	2021
Current:
U.S. federal	$(38)	$236	$—
State and local	637	703	204
Non-U.S.	10,313	7,439	38
	10,912	8,378	242
Deferred:
U.S. federal	3,026	1,485	(13,185)
State and local	(3,430)	(1,350)	(204)
Non-U.S.	(5,362)	(110)	120
	(5,766)	25	(13,269)
Income tax provision (benefit)	$5,146	$8,403	$(13,027)
(Loss) income before income taxes included (loss) income from domestic operations of $(6,801), $6,504, and $44,800 for the years ended March 31, 2023, 2022, and 2021, respectively, and income (loss) from foreign operations of $28,817, $37,468 and $(2,943) for the years ended March 31, 2023, 2022, and 2021, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision (benefit) follows:

	Year ended March 31,
	2023	2022	2021
Statutory federal income taxes	$4,650	$9,256	$8,819
State income taxes, net of federal benefit	77	938	(1,284)
State rate remeasurement	(2,992)	—	—
Non-deductible expenses	67	2,891	926
Disallowed executive compensation	1,070	—	—
Excess deductions for stock compensation	1,167	(9,946)	(16,523)
Foreign income inclusion, net	3,926	—	—
Foreign rate differential	(2,682)	(1,554)	—
Change in Mobile Posse earn-out	—	—	3,238
Change in Fyber earn-out	—	10,500	—
Change in AdColony earn-out	—	(1,872)	—
Research and development tax credit	(3,000)	—	—
Change in uncertain tax liability	600	52	591
Change in valuation allowance	6,500	(1,503)	(11,223)
Return-to-provision adjustments	(4,237)	(454)	2,243
Other miscellaneous	—	95	186
Income tax provision (benefit)	$5,146	$8,403	$(13,027)

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of nondeductible executive compensation and transaction costs, tax deductions in excess of book for stock compensation, nondeductible changes in stock acquisition earn-outs, and state income taxes.
ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. A net tax expense of $6,500 was realized in the fiscal year ended March 31, 2023, as a result of changes in the valuation allowance. A valuation allowance of $25,921 is recorded against deferred tax assets as of March 31, 2023, related to non-U.S. locations with a history of losses.
A net tax benefit of $1,503 was realized in the fiscal year ended March 31, 2022, as a result of changes in the valuation allowance. An increase in the valuation allowance of $16,130 was recorded through acquisition accounting related to German deferred tax assets of Fyber that are not considered more likely than not realizable. A valuation allowance of $19,914 was recorded against deferred tax assets as of March 31, 2022, related to non-U.S. locations with a history of losses.
The 2017 tax reform act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and to require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, the R&E credit may only be claimed for costs that are eligible to be treated as R&E expenditures under the Code. At March 31, 2023, the Company has charged a total of $44.1 million of R&E expenditures and software development costs to a capital account and has recorded tax amortization of $3.8 million on such costs to date.
The Inflation Reduction Act (“IRA”) was signed into law in August 2022. The Company has evaluated the provisions of the IRA and does not expect any material impact to its consolidated provision for income taxes.

Deferred income tax assets and liabilities consist of the following:

	Year ended March 31,
	2023	2022	2021
Deferred income tax assets
Net operating loss carry-forward	$63,660	$76,219	$25,630
Stock-based compensation	7,009	3,765	1,675
Accrued compensation	1,562	3,724	1,968
Capitalized research and experimentation expenses	4,965	—	—
Other	1,366	1,700	1,919
Gross deferred income tax assets	78,562	85,408	31,192
Valuation allowance	(25,921)	(19,914)	(5,287)
Net deferred income tax assets	52,641	65,494	25,905
Deferred income tax liabilities
Depreciation and amortization	(2,063)	(5,795)	(2,627)
Intangibles and goodwill	(64,518)	(79,675)	(10,315)
Net deferred income tax assets (liabilities)	$(13,940)	$(19,976)	$12,963
The following details the scheduled expiration dates of the Company’s net operating loss (NOL) carryforwards:

	2024 Through 2033	2034 Through 2043	Indefinite	Total
U.S. federal NOLs	$—	$45,741	$49,828	$95,569
State taxing jurisdictions NOLs	6,487	103,636	1,395	111,518
Non-U.S. NOLs	—	—	128,683	128,683
Total, net	$6,487	$149,377	$179,906	$335,770
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
The Company has not provided for deferred taxes on approximately $30,408 of undistributed earnings from foreign subsidiaries as of March 31, 2023. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax, or foreign exchange gain or loss that would be due when cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings, if eventually remitted, is not practicable.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2023, 2022, and 2021, is as follows:

	Year ended March 31,
	2023	2022	2021
Balance at April 1	$1,424	$1,372	$787
Additions for tax positions of prior years	600	52	585
Reductions for tax positions of prior years	—	—	—
Balance at March 31	$2,024	$1,424	$1,372

Included in the net deferred income tax assets (liabilities) balances at March 31, 2023, 2022, and 2021, on our consolidated balance sheets are $2,024, $1,424, and $1,372, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $44, $59, and $23 for interest and penalties on uncertain income tax liabilities in income tax expense for the years ended March 31, 2023, 2022, and 2021, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2018 through 2023.
Note 13—Commitments and Contingencies
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
Future minimum payments under these hosting agreements with a remaining term in excess of one year are as follows:

Fiscal 2024	$21,695
Fiscal 2025	29,537
Fiscal 2026	53,633
Fiscal 2027	14,786
Fiscal 2028	—
Total	$119,651
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
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. A motion to dismiss this case was filed on April 18, 2023 and briefing is ongoing. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277, in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. Management determined that this material weakness had been fully remediated. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2023.
Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A, Disclosure Controls and Procedures, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on this evaluation, management concluded as of such date, the Company’s disclosure controls and procedures were not effective due to the existence of the material weakness in its internal control over financial reporting therein described.
Management took several actions to strengthen the Company’s control environment, including hiring a new Chief Accounting Officer and creating and hiring for other key positions including a Senior Manager of Internal Audit/ICFR and Director of Global Tax.
The Company implemented improvements to its policies and procedures by:
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

As of March 31, 2023, management determined that the enhancements to the controls noted above have been in place for a sufficient period of time and has concluded, through testing, that the material weakness identified in the prior year has been remediated.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts made and described above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

On May 22, 2023, the Company’s Board of Directors (the “Board”) and Compensation and Human Capital Management Committee of the Board (the “Compensation Committee”) approved compensation for William Stone, the Company’s Chief Executive Officer, Barrett Garrison, the Company’s Chief Financial Officer, and Matthew Gillis, the Company’s President. In connection with such approvals, the Compensation Committee granted Messrs. Stone, Garrison and Gillis performance-based restricted stock units (“PSUs”) on the following terms.

First, Messrs. Stone, Garrison and Gillis were granted PSUs covering 212,396, 87,047, and 52,228, shares of Company common stock, respectively, that will vest one-third based upon achievement of a three-year revenue target and one-third based upon achievement of a three-year adjusted EBITDA target, which targets were determined by the Board, and one-third based on total shareholder return (“TSR”), with threshold, target and stretch target payout percentages of 50%, 100%, and 200% of the target number of shares based on the extent of achievement of the applicable performance targets. The TSR performance achievement will be determined based on the Company stock price performance over the three-year period as follows: 20% CAGR (threshold), 30% CAGR (target) and 40% CAGR (stretch), measured from the grant date. Thus, each executive has the opportunity to vest from 50% to a maximum of 200% of such PSUs depending on the extent to which the revenue, adjusted EBITDA and TSR performance goals are achieved.

Second, Messrs. Stone and Garrison were granted PSUs covering 69,638 and 34,819, shares of Company common stock, respectively, that will vest based on meeting both of the following performance hurdles, with vesting payout percentages of the target number of shares as follows based on meeting such hurdles:

	100% Vesting	150% Vesting	200% Vesting
Hurdle #1: Absolute TSR	3.0x grant date closing price	3.5x grant date closing price	4.0x grant date closing price
Hurdle #2: Relative TSR	Index CAGR + 2%	Index CAGR + 4%	Index CAGR + 6%

The absolute TSR performance achievement will be determined based on the Company stock price performance over the three-year period measured from the grant date. The relative TSR will be determined based on a comparison of the Company’s TSR over the three-year period to the TSR of the S&P Software and Services Select Industry Index over the same period. Thus, each executive has the opportunity to vest from 100% to a maximum of 200% of such PSUs depending on the extent to which both the absolute TSR and relative TSR performance hurdles are achieved.

If the Company’s achievement of performance goals falls in between the threshold and stretch percentages, such amounts will be interpolated on a linear basis in calculating the number of target shares vested.

The Compensation Committee also granted time-vesting restricted stock units and stock options to the executives as part of the annual long-term incentive grants.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
    Refer to “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
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

3.10	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).
3.11	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.
3.12	Fourth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Commission on February 3, 2021).
3.13	Fifth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
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

10.16
Second Amendment, dated as of October 26, 2022, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022).

10.17
Employment Agreement, dated as of December 3, 2021, by and among Digital Turbine, Inc. and Matthew Gillis (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the Commission on June 6, 2023).

10.18	Employment Agreement, dated as of November 7, 2022, by and among Digital Turbine, Inc. and Senthilkumaran Kanagaratnam. *
21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith

**    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digital Turbine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing
†    Management contract or compensatory plan or arrangement
†† Confidential treatment requested and received as to certain portions
ITEM 16. FORM 10-K SUMMARY
    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.

Dated: May 25, 2023	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	May 25, 2023
Robert Deutschman

/s/ William Gordon Stone III	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2023
William Gordon Stone III

/s/ James Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	May 25, 2023
James Barrett Garrison

/s/ Michael Benjamin Miller	Chief Accounting Officer (Principal Accounting Officer)	May 25, 2023
Michael Benjamin Miller

/s/ Roy Chestnutt	Director	May 25, 2023
Roy Chestnutt

/s/ Holly Hess Groos	Director	May 25, 2023
Holly Hess Groos

/s/ Mohan Gyani	Director	May 25, 2023
Mohan Gyani

/s/ Jeffrey Karish	Director	May 25, 2023
Jeffrey Karish

/s/ Mollie V. Spilman	Director	May 25, 2023
Mollie V. Spilman

/s/ Michelle Sterling	Director	May 25, 2023
Michelle Sterling