Form 10-Q
period 2023-06-30
Digital Turbine, Inc.
filed 2023-08-08
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 4, 2023, the Company had 100,517,142 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,559	$75,058
Restricted cash	510	500
Accounts receivable, net	203,887	178,189
Prepaid expenses and other current assets	15,172	12,319
Total current assets	278,128	266,066
Property and equipment, net	41,535	39,327
Right-of-use assets	9,422	10,073
Intangible assets, net	362,541	379,632
Goodwill	558,646	561,576
Other non-current assets	11,114	9,882
TOTAL ASSETS	$1,261,386	$1,266,556

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$138,194	$119,338
Accrued license fees and revenue share	49,755	69,221
Accrued compensation	10,284	10,984
Other current liabilities	30,051	21,377
Total current liabilities	228,284	220,920
Long-term debt, net of debt issuance costs	405,732	410,522
Deferred tax liabilities, net	15,559	13,940
Other non-current liabilities	12,996	13,919
Total liabilities	662,571	659,301
Commitments and contingencies
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 101,044,782 issued and 100,286,657 outstanding at June 30, 2023; 100,216,494 issued and 99,458,369 outstanding at March 31, 2023	10	10
Additional paid-in capital	830,861	822,217
Treasury stock (758,125 shares at June 30, 2023, and March 31, 2023)	(71)	(71)
Accumulated other comprehensive loss	(48,791)	(41,945)
Accumulated deficit	(183,294)	(175,115)
Total stockholders’ equity	598,815	605,196
Non-controlling interest	—	2,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,261,386	$1,266,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Three months ended June 30,
	2023	2022
Net revenue	$146,366	$188,633
Costs of revenue and operating expenses
License fees and revenue share	69,592	87,367
Other direct costs of revenue	9,613	8,915
Product development	15,800	14,133
Sales and marketing	15,577	16,058
General and administrative	40,499	37,725
Total costs of revenue and operating expenses	151,081	164,198
(Loss) income from operations	(4,715)	24,435
Interest and other income (expense), net
Interest expense, net	(7,390)	(4,082)
Foreign exchange transaction gain (loss)	1,923	(331)
Other income, net	244	72
Total interest and other expense, net	(5,223)	(4,341)
(Loss) income before income taxes	(9,938)	20,094
Income tax (benefit) provision	(1,539)	5,136
Net (loss) income	(8,399)	14,958
Less: net (loss) income attributable to non-controlling interest	(220)	36
Net (loss) income attributable to Digital Turbine, Inc.	(8,179)	14,922
Other comprehensive loss
Foreign currency translation adjustment	(6,107)	(5,542)
Comprehensive (loss) income	(14,506)	9,416
Less: comprehensive income attributable to non-controlling interest	519	243
Comprehensive (loss) income attributable to Digital Turbine, Inc.	$(15,025)	$9,173
Net (loss) income per common share
Basic	$(0.08)	$0.15
Diluted	$(0.08)	$0.15
Weighted-average common shares outstanding
Basic	99,877	97,822
Diluted	99,877	102,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(8,399)	$14,958
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,258	19,929
Non-cash interest expense	571	210
Stock-based compensation expense	10,017	6,244
Foreign exchange transaction (gain) loss	(1,923)	331
Right-of-use asset	644	2,654
Deferred income taxes	1,619	1,050
(Increase) decrease in assets:
Accounts receivable, gross	(24,739)	6,626
Allowance for credit losses	752	886
Prepaid expenses and other current assets	(2,801)	(4,967)
Other non-current assets	(1,233)	212
Increase (decrease) in liabilities:
Accounts payable	18,620	5,718
Accrued license fees and revenue share	(19,723)	(9,433)
Accrued compensation	(792)	(11,585)
Other current liabilities	7,943	7,368
Other non-current liabilities	(496)	(3,572)
Net cash provided by operating activities	1,318	36,629

Cash flows from investing activities
Capital expenditures	(7,276)	(6,413)
Net cash used in investing activities	(7,276)	(6,413)

Cash flows from financing activities
Proceeds from borrowings	5,000	—
Repayment of debt obligations	(10,000)	(60,508)
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—
Payment of withholding taxes for net share settlement of equity awards	(931)	(4,357)
Options exercised	731	296
Net cash used in financing activities	(8,951)	(64,569)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,580)	(2,970)

Net change in cash, cash equivalents, and restricted cash	(16,489)	(37,323)

Cash, cash equivalents, and restricted cash, beginning of period	75,558	127,162

Cash, cash equivalents, and restricted cash, end of period	$59,069	$89,839

Supplemental disclosure of cash flow information
Interest paid	$6,810	$3,340
Income taxes paid	$444	$445

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$—	$50,000
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,738	$2,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
Net loss	—	—	—	—	—	—	—	—	(8,179)	(220)	(8,399)
Foreign currency translation	—	—	—	—	—	—	—	(6,846)	—	739	(6,107)
Stock-based compensation expense	—	—	—	—	—	—	10,017	—	—	—	10,017
Shares issued:
Exercise of stock options	378,507	—	—	—	—	—	731	—	—	—	731
Issuance of restricted shares and vesting of restricted units	449,781	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	(1,173)	—	—	(2,578)	(3,751)
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(931)	—	—	—	(931)
Balance at June 30, 2023	100,286,657	$10	100,000	$100	758,125	$(71)	$830,861	$(48,791)	$(183,294)	$—	$598,815

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	14,922	36	14,958
Foreign currency translation	—	—	—	—	—	—	—	(5,749)	—	207	(5,542)
Stock-based compensation expense	—	—	—	—	—	—	6,463	—	—	—	6,463
Shares issued:
Exercise of stock options	380,176	—	—	—	—	—	296	—	—	—	296
Vesting of restricted and performance stock units	7,763	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(4,357)	—	—	—	(4,357)
Balance at June 30, 2022	98,757,622	$10	100,000	$100	758,125	$(71)	$798,063	$(45,090)	$(176,866)	$1,887	$578,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023 for $3,751. As a result, the Company owned 100% of all its subsidiaries as of June 30, 2023.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three months ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year.
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
Management considered the potential impacts of ongoing macroeconomic uncertainty due to global events such as the conflict in Ukraine, inflation, disruptions in supply chains, recessionary concerns impacting the markets in which the Company operates, and others, on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management’s estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
The Company acquired In App for total estimated consideration in the range of $2,250 to $5,500, paid as follows: (1) $2,708 paid in cash at closing, including a working capital adjustment of approximately $460, with $1,000 of that amount held in escrow for one-year and (2) potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target. The revenue target was not met for the year ended December 31 2022 and the impact on the fair value of the purchase price liability was not material for the three months ended June 30, 2023.
The Company recorded the fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, (4) and goodwill of $4,957.
Note 4—Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. The Company reports its results of operations through the following two segments, each of which represents an operating and reportable segment, as follows:
•On Device Solutions (“ODS”) - This segment generates revenue from the delivery of mobile application media or content to end users with solutions for all participants in the mobile application ecosystem that want to connect with end users and consumers who hold the device. This includes mobile carriers and device OEMs that participate in the app economy, app publishers and developers, and brands and advertising agencies. This segment's product offerings are enabled through relationships with mobile device carriers and OEMs.
•App Growth Platform (“AGP”) - AGP customers are primarily advertisers and publishers and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.

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
A summary of segment information follows:

	Three months ended June 30, 2023
	ODS	AGP	Elimination	Consolidated
Net revenue	$98,250	$48,959	$(843)	$146,366
License fees and revenue share	58,298	12,137	(843)	69,592
Segment profit	$39,952	$36,822	$—	$76,774

	Three months ended June 30, 2022
	ODS	AGP	Elimination	Consolidated
Net revenue	$118,637	$72,366	$(2,370)	$188,633
License fees and revenue share	68,450	21,287	(2,370)	87,367
Segment profit	$50,187	$51,079	$—	$101,266
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	June 30, 2023	March 31, 2023
United States and Canada	$26,086	$25,903
Europe, Middle East, and Africa	15,415	13,395
Asia Pacific and China	34	29
Consolidated property and equipment, net	$41,535	$39,327

	June 30, 2023	March 31, 2023
United States and Canada	$152,002	$122,377
Europe, Middle East, and Africa	206,000	252,524
Asia Pacific and China	4,539	4,731
Consolidated intangible assets, net	$362,541	$379,632
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended June 30, 2023
	ODS	AGP	Consolidated
United States and Canada	$38,941	$30,917	$69,858
Europe, Middle East, and Africa	46,022	13,552	59,574
Asia Pacific and China	12,543	4,447	16,990
Mexico, Central America, and South America	744	43	787
Elimination	—	—	(843)
Consolidated net revenue	$98,250	$48,959	$146,366

	Three months ended June 30, 2022
	ODS	AGP	Consolidated
United States and Canada	$62,963	$46,238	$109,201
Europe, Middle East, and Africa	40,544	19,415	59,959
Asia Pacific and China	13,874	6,124	19,998
Mexico, Central America, and South America	1,256	589	1,845
Elimination	—	—	(2,370)
Consolidated net revenue	$118,637	$72,366	$188,633
Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2023	$80,176	$481,400	$561,576
Foreign currency translation	—	(2,930)	(2,930)
Goodwill as of June 30, 2023	$80,176	$478,470	$558,646
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of June 30, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.02 years	$169,131	$(44,674)	$124,457
Developed technology	5.04 years	146,609	(43,988)	102,621
Trade names	2.08 years	69,988	(31,710)	38,278
Publisher relationships	17.59 years	108,993	(11,808)	97,185
Total		$494,721	$(132,180)	$362,541

	As of March 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.06 years	$170,281	$(39,925)	$130,356
Developed technology	5.28 years	146,596	(38,813)	107,783
Trade names	2.33 years	69,983	(27,115)	42,868
Publisher relationships	17.83 years	109,028	(10,403)	98,625
Total		$495,888	$(116,256)	$379,632
The Company recorded amortization expense of $16,189 during the three months ended June 30, 2023, and $16,117 during the three months ended June 30, 2022, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2024	$48,272
Fiscal year 2025	55,724
Fiscal year 2026	41,460
Fiscal year 2027	35,335
Fiscal year 2028	35,335
Thereafter	146,415
Total	$362,541
Note 6—Accounts Receivable

	June 30, 2023	March 31, 2023
Billed	$165,568	$136,921
Unbilled	48,638	51,474
Allowance for credit losses	(10,319)	(10,206)
Accounts receivable, net	$203,887	$178,189
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of June 30, 2023, are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $739 of bad debt expense during the three months ended June 30, 2023, and $886 of bad debt expense during the three months ended June 30, 2022, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Note 7—Property and Equipment

	June 30, 2023	March 31, 2023
Computer-related equipment	$3,653	$3,527
Developed software	70,848	63,891
Furniture and fixtures	2,020	2,103
Leasehold improvements	3,613	3,647
Property and equipment, gross	80,134	73,168
Accumulated depreciation	(38,599)	(33,841)
Property and equipment, net	$41,535	$39,327
Depreciation expense was $5,055 for the three months ended June 30, 2023, and $3,815 for the three months ended June 30, 2022. Depreciation expense for the three months ended June 30, 2023, includes $3,299 related to internal-use software included in general and administrative expense and $1,756 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2022, includes $2,615 related to internal-use software included in general and administrative expense and $1,200 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.

Note 8—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	June 30, 2023
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$408,134	7.13%	0.20%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	June 30, 2023	March 31, 2023
Revolver	$408,134	$413,134
Less: Debt issuance costs	(2,402)	(2,612)
Long-term debt, net of debt issuance costs	$405,732	$410,522
Revolver
On February 3, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“BoA”), which provided for a revolving line of credit (the “Revolver”) of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000.
On April 29, 2021, the Company amended and restated the Credit Agreement (the “New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the Revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement was subsequently amended as follows:
•First Amendment: Increase in the Revolver to $600,000, including the accordion feature mentioned above on December 29, 2021.
•Second Amendment: LIBOR was replaced with the Term Secured Overnight Financing Rate (“SOFR”). As a result, borrowings under the New Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25% beginning on the effective date of the Second Amendment, which was October 26, 2022.
The First and Second Amendments discussed above made no other changes to the terms of the New Credit Agreement, which contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Company incurred debt issuance costs of $4,064 for the New Credit Agreement, inclusive of costs incurred for the First and Second Amendments. Deferred debt issuance costs are recorded as a reduction of the carrying value of the debt on the condensed consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of June 30, 2023, the Company had $408,134 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheets, with remaining unamortized debt issuance costs of $2,402.

As of June 30, 2023, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of June 30, 2023, the interest rate was 7.13% and the unused line of credit fee was 0.20%.
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
As of June 30, 2023, the Company had $191,866 available to draw on the revolving line of credit under the New Credit Agreement and was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended June 30,
	2023	2022
Interest expense, net	$(7,114)	$(3,862)
Amortization of debt issuance costs	(212)	(210)
Unused line of credit fees and other	(64)	(10)
Total interest expense, net	$(7,390)	$(4,082)

Note 9—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”)
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of June 30, 2023, 5,684,615 shares of common stock were available for issuance as future awards under the 2020 Plan.
Stock Options
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2023	6,950,436	$12.73	6.12	$45,689
Granted	510,085	13.62
Exercised	(548,310)	3.14
Forfeited / Expired	(86,946)	48.30
Options outstanding as of June 30, 2023	6,825,265	$13.14	5.98	$26,891
Exercisable as of June 30, 2023	5,225,275	$9.33	5.00	$26,798
At June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $23,480, with an expected remaining weighted-average recognition period of 2.18 years.
Restricted Stock
Awards of restricted stock units may be either grants of time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PSUs”) that are issued at no cost to the recipient. The stock-based compensation expense for these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. The Company periodically grants PSUs to certain key employees that are subject to the achievement of specified internal performance metrics over a specified performance period. The terms and conditions of the PSUs generally allow for vesting of the awards ranging between forfeiture and up to 200% of target. Stock-based compensation expense for PSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario over the performance period. The most likley attainment scenario is re-evaluated each period.
Restricted stock awards (“RSAs”) are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions. The stock-based compensation expense for these awards is determined using the fair market value of the Company’s common stock on the date of the grant. The RSAs have time conditions and in some cases, once the stock vests, the individual is restricted from selling the shares of stock for a certain defined period, from three months to one year, depending on the terms of the RSA.

The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2023	1,670,589	$24.96
Granted	2,646,987	13.69
Vested	(483,368)	19.28
Forfeited	(33,825)	17.57
Unvested restricted shares outstanding as of June 30, 2023	3,800,383	$17.32
At June 30, 2023, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $53,270, with an expected remaining weighted-average recognition period of 2.46 years.
Stock-based compensation expense for the three months ended June 30, 2023 and 2022, was $10,017 and $6,244, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 10—Earnings per Share
Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods.
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2023	2022
Net (loss) income per common share	(8,399)	14,958
Less: net (loss) income attributable to non-controlling interest	(220)	36
Net (loss) income attributable to Digital Turbine, Inc.	$(8,179)	$14,922
Weighted-average common shares outstanding, basic	99,877	97,822
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.08)	$0.15
Weighted-average common shares outstanding, diluted	99,877	102,686
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.08)	$0.15
Potentially dilutive outstanding securities of 4,903,410 and 1,529,761 for the three months ended June 30, 2023 and 2022, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 11—Income Taxes
The Company’s effective tax rate is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740, Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in the Company’s forecasted effective tax rate.
During the three months ended June 30, 2023, the Company recognized a tax benefit of $1,539, resulting in an effective tax benefit rate of 15.5%. The effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to the loss before income taxes, increase in valuation allowances and foreign income tax return-to-provision adjustments.

During the three months ended June 30, 2022, the Company recognized a tax provision of $5,136, resulting in an effective tax rate of 25.6%, which differs from the U.S. federal statutory tax rate of 21% primarily due to state income taxes, foreign income inclusions, and one-time discrete items.
Note 12—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $109,909 over the next four years.
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
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs have twenty one days from such date to file an amended complaint. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
On July 25, 2023, a derivative action was filed against the Company and the members of the Company’s Compensation and Human Capital Management Committee that asserts a claim of breach of fiduciary duties related to the grant of equity awards to the Company’s CEO in excess of the annual share limit set forth in the Company’s 2020 Equity Incentive Plan. The case is Robert Garfield v. Digital Turbine, Inc., et al.; Case No. 2023-0755 in state court in the Delaware Chancery Court. The Company and individual defendants deny any allegations of wrongdoing. Due to the early stages of the case, management is unable to assess a likely outcome or potential liability at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) , as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
Recent Developments
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China based developers and publishers, and Russia’s invasion of Ukraine.
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
As of June 30, 2023, we considered the developments discussed above, our current operating results, and our estimates of future operating results. We concluded there were no triggering events that indicated it was more likely than not that the fair values of our reporting units were less than their respective carrying values or that our finite-lived intangible assets were impaired. We will continue to closely monitor macroeconomic conditions and their impacts on our business, financial condition, and results of operations.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three months ended June 30,
	2023	2022	% of Change
Net revenue	$146,366	$188,633	(22.4)%
Costs of revenue and operating expenses
License fees and revenue share	69,592	87,367	(20.3)%
Other direct costs of revenue	9,613	8,915	7.8%
Product development	15,800	14,133	11.8%
Sales and marketing	15,577	16,058	(3.0)%
General and administrative	40,499	37,725	7.4%
Total costs of revenue and operating expenses	151,081	164,198	(8.0)%
(Loss) income from operations	(4,715)	24,435	(119.3)%
Interest and other income (expense), net
Interest expense, net	(7,390)	(4,082)	81.0%
Foreign exchange transaction gain (loss)	1,923	(331)	(681.0)%
Other income, net	244	72	238.9%
Total interest and other expense, net	(5,223)	(4,341)	20.3%
(Loss) income before income taxes	(9,938)	20,094	(149.5)%
Income tax (benefit) provision	(1,539)	5,136	(130.0)%
Net (loss) income	(8,399)	14,958	(156.2)%
Net revenue

	Three months ended June 30,
	2023	2022	% of Change
Net revenue
On Device Solutions	$98,250	$118,637	(17.2)%
App Growth Platform	48,959	72,366	(32.3)%
Elimination	(843)	(2,370)	(64.4)%
Total net revenue	$146,366	$188,633	(22.4)%
Comparison of the three months ended June 30, 2023 and 2022
Net revenue decreased by $42,267 or 22.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. See the segment discussion below for further details regarding net revenue.
On Device Solutions
On Device Solutions revenue decreased by $20,387 or 17.2% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Revenue from content media declined by approximately $17,099 primarily due to the end of a carrier partnership that resulted in lower daily active users on prepaid devices. Revenue from application media declined by approximately $3,288 due to lower new device volumes in the US and internationally, which was partially offset by an increase in revenue-per-device in the US.
App Growth Platform
App Growth Platform revenue decreased by $23,407 or 32.3% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Performance and brand advertising revenue declined by approximately $13,414 and advertising exchange revenue declined by $6,212 for the three months ended June 30,

2023 compared to the three months ended June 30, 2022, primarily due to weaker demand in digital advertising and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. In addition, revenue declined by $3,781 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to a reseller partnership in the Nordic region, which ended on December 31, 2022.
Costs of revenue and operating expenses

	Three months ended June 30,
	2023	2022	% of Change
Costs of revenue and operating expenses
License fees and revenue share	$69,592	$87,367	(20.3)%
Other direct costs of revenue	9,613	8,915	7.8%
Product development	15,800	14,133	11.8%
Sales and marketing	15,577	16,058	(3.0)%
General and administrative	40,499	37,725	7.4%
Total costs of revenue and operating expenses	$151,081	$164,198	(8.0)%
Comparison of the three months ended June 30, 2023 and 2022
Costs of revenue and operating expenses decreased by $13,117 or 8.0% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to lower license fees and revenue share, which is the result of lower revenue over the same comparative periods. This decrease was partially offset by higher operating costs, primarily for general and administrative and product development activities. Costs of revenue and operating expenses included severance costs of $367 and transaction costs of $36 for the three months ended June 30, 2023, compared to transaction costs of $1,299 for the three months ended June 30, 2022. See below for further discussion regarding changes in costs of revenue and operating expenses.
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
License fees and revenue share decreased by $17,775 or 20.3%, to $69,592 for the three months ended June 30, 2023, compared to $87,367, for the three months ended June 30, 2022. The decrease in license fees and revenue share was similar to the decrease in total net revenues for the same comparable periods.
License fees and revenue share as a percentage of total net revenue was 47.5% for the three months ended June 30, 2023, compared to 46.3% for the three months ended June 30, 2022. The increase in license fees and revenue share as a percentage of total net revenue was primarily due to revenue mix changes, specifically a lower mix of revenue reported on a net basis as compared to revenue reported on a gross basis during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 .
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue increased by $698 to $9,613 for the three months ended June 30, 2023 and was 6.6% as a percentage of total net revenue compared to 8,915, or 4.7% of total net revenue, for the three months ended June 30, 2022. The increase in other direct costs was primarily due to higher amortization of developed technology intangible assets. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue.

Product development
Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel.
Product development expenses increased by $1,667 to $15,800 for the three months ended June 30, 2023 compared to $14,133 for the three months ended June 30, 2022. Product development expenses included severance costs of $183 for the three months ended June 30, 2023 and acquisition-related costs of $541 for the three months ended June 30, 2022. Excluding acquisition-related costs and severance costs, product development expenses increased by $2,025 for the three months ended June 30, 2023.
The increase in product development expenses, excluding acquisition-related costs and severance costs, was primarily due to higher employee-related costs of approximately $1,503 due to additional headcount to support the Company’s continued investment in its technology platforms. In addition, other categories increased approximately $522 primarily due to higher depreciation expense, partially offset by lower professional fees.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses decreased by $481 to $15,577 for the three months ended June 30, 2023 compared to $16,058 for the three months ended June 30, 2022. The decrease in sales and marketing expense was primarily due to lower employee-related costs of approximately $285, inclusive of severance costs of $125, due to lower headcount and incentive compensation and a decrease of $196 for other categories, primarily due to higher professional fees.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses increased by $2,774 to $40,499 for the three months ended June 30, 2023 compared to $37,725 for the three months ended June 30, 2022. General and administrative expenses included acquisition-related costs of $705 for the three months ended June 30, 2022.
General and administrative expenses, after excluding acquisition-related costs, increased by $3,332. The increase was primarily due to higher employee-related costs for stock-based compensation of approximately $3,582 and salaries and cash incentive compensation of approximately $1,125. These increases were partially offset by lower professional fees for legal, tax and audit services of $856 and depreciation and amortization expense of approximately $519.
Interest and other income (expense), net

	Three months ended June 30,
	2023	2022	% of Change
Interest and other income (expense), net
Interest expense, net	$(7,390)	$(4,082)	81.0%
Foreign exchange transaction gain (loss)	1,923	(331)	(681.0)%
Other income, net	244	72	238.9%
Total interest and other expense, net	$(5,223)	$(4,341)	20.3%

Interest expense, net
For the three months ended June 30, 2023, interest expense, net, increased by $3,308 or 81.0% compared to the three months ended June 30, 2022, primarily due to an increase in interest rates of 396 basis points offset by lower average outstanding borrowings of $93,833 over the comparative period.
Foreign exchange transaction gain (loss)
For the three months ended June 30, 2023 and 2023, the Company recorded foreign exchange transaction gains and losses of $1,923 and $331, respectively, that were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of June 30, 2023, we had unrestricted cash of approximately $58,559 and $191,866 available to draw under the New Credit Agreement with BoA. We generated $1,318 in cash flows from operating activities for the three months ended June 30, 2023.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics including COVID-19, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine and the political climate related to China. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We believe we will generate sufficient cash flow from operations and have the liquidity and capital resources to meet our business requirements for at least 12 months from the filing date of this Report.
Outstanding Secured Indebtedness
Our outstanding secured indebtedness under the New Credit Agreement is $408,134 as of June 30, 2023. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,402, on our condensed consolidated balance sheets as of June 30, 2023.
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
Hosting Agreements
We enter into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $109,909 over the next four fiscal years.

Cash Flow Summary ($ in thousands)

	Three months ended June 30,
	2023	2022	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$1,318	$36,629	(96.4)%
Capital expenditures	(7,276)	(6,413)	13.5%
Net cash used in investing activities	$(7,276)	$(6,413)	13.5%
Proceeds from borrowings	5,000	—	100.0%
Repayment of debt obligations	(10,000)	(60,508)	(83.5)%
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(931)	(4,357)	(78.6)%
Options exercised	731	296	147.0%
Net cash used in financing activities	$(8,951)	$(64,569)	(86.1)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $1,318 for the three months ended June 30, 2023, compared to $36,629 for the three months ended June 30, 2022. The decrease of $35,311 was due to the following:
•$23,357 decrease in net income;
•$13,722 decrease due to changes in operating assets and liabilities due primarily to working capital changes, including an increase in accounts receivable and a decrease in accrued compensation; and
• $1,768 increase due to increased non-cash charges during the three months ended June 30, 2023 primarily related to higher stock-based compensation and depreciation and amortization, partially offset by a foreign exchange transaction gain for the three months ended June 30, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the three months ended June 30, 2023, net cash used in investing activities increased by $863 to approximately $7,276. Our cash used in investing activities for the three months ended June 30, 2023 and June 30, 2022, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the three months ended June 30, 2023, net cash used in financing activities was approximately $8,951, which was comprised of: (1) the net repayment of debt obligations of $5,000, (2) payments of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $931. These cash outflows were partially offset by cash inflows from stock option exercises of $731.
For the three months ended June 30, 2022, net cash used in financing activities was approximately $64,569, which was comprised of repayment of debt obligations of $60,508, payment of payroll withholding taxes for net share settlement of equity awards of $4,357, partially offset by cash inflows from stock option exercises of $296.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal first quarter ended June 30, 2023.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business.
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs have twenty one days from such date to file an amended complaint. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
On July 25, 2023, a derivative action was filed against the Company and the members of the Company’s Compensation and Human Capital Management Committee that asserts a claim of breach of fiduciary duties related to the grant of equity awards to the Company’s CEO in excess of the annual share limit set forth in the Company’s 2020 Equity Incentive Plan. The case is Robert Garfield v. Digital Turbine, Inc., et al.; Case No. 2023-0755 in state court in the Delaware Chancery Court. The Company and individual defendants deny any allegations of wrongdoing. Due to the early stages of the case, management is unable to assess a likely outcome or potential liability at this time.
ITEM 1A.    RISK FACTORS
The Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on May 25, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement (Performance-Vesting).*
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *
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

Digital Turbine, Inc.

Dated: August 8, 2023	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 8, 2023	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)