Form 10-Q
period 2023-09-30
Digital Turbine, Inc.
filed 2023-11-08
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 3, 2023, the Company had 101,307,609 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,138	$75,058
Restricted cash	511	500
Accounts receivable, net	195,531	178,189
Prepaid expenses and other current assets	15,644	12,319
Total current assets	269,824	266,066
Property and equipment, net	44,931	39,327
Right-of-use assets	8,376	10,073
Intangible assets, net	345,392	379,632
Goodwill	408,976	561,576
Other non-current assets	13,689	9,882
TOTAL ASSETS	$1,091,188	$1,266,556

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$139,852	$119,338
Accrued revenue share	55,149	69,221
Accrued compensation	8,627	10,984
Other current liabilities	41,219	21,377
Total current liabilities	244,847	220,920
Long-term debt, net of debt issuance costs	383,810	410,522
Deferred tax liabilities, net	2,816	13,940
Other non-current liabilities	11,853	13,919
Total liabilities	643,326	659,301
Commitments and contingencies
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 101,847,271 issued and 101,089,146 outstanding at September 30, 2023; 100,216,494 issued and 99,458,369 outstanding at March 31, 2023	10	10
Additional paid-in capital	842,677	822,217
Treasury stock (758,125 shares at September 30, 2023, and March 31, 2023)	(71)	(71)
Accumulated other comprehensive loss	(50,078)	(41,945)
Accumulated deficit	(344,776)	(175,115)
Total stockholders’ equity	447,862	605,196
Non-controlling interest	—	2,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,091,188	$1,266,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net revenue	$143,259	$174,859	$289,625	$363,492
Costs of revenue and operating expenses
Revenue share	68,719	76,881	138,311	164,248
Other direct costs of revenue	9,017	9,199	18,630	18,114
Product development	14,037	14,736	29,837	28,869
Sales and marketing	15,537	15,490	31,114	31,548
General and administrative	41,385	37,471	81,884	75,196
Impairment of goodwill	147,181	—	147,181	—
Total costs of revenue and operating expenses	295,876	153,777	446,957	317,975
(Loss) income from operations	(152,617)	21,082	(157,332)	45,517
Interest and other income (expense), net
Change in fair value of contingent consideration	372	—	372	—
Interest expense, net	(7,844)	(5,229)	(15,234)	(9,311)
Foreign exchange transaction loss	(2,106)	(281)	(183)	(612)
Other income, net	—	312	244	384
Total interest and other expense, net	(9,578)	(5,198)	(14,801)	(9,539)
(Loss) income before income taxes	(162,195)	15,884	(172,133)	35,978
Income tax (benefit) provision	(713)	4,181	(2,252)	9,317
Net (loss) income	(161,482)	11,703	(169,881)	26,661
Less: net (loss) income attributable to non-controlling interest	—	39	(220)	75
Net (loss) income attributable to Digital Turbine, Inc.	(161,482)	11,664	(169,661)	26,586
Other comprehensive loss
Foreign currency translation adjustment	(1,287)	(9,246)	(7,394)	(14,788)
Comprehensive (loss) income	(162,769)	2,457	(177,275)	11,873
Less: comprehensive income attributable to non-controlling interest	—	32	519	275
Comprehensive (loss) income attributable to Digital Turbine, Inc.	$(162,769)	$2,425	$(177,794)	$11,598
Net (loss) income per common share
Basic	$(1.61)	$0.12	$(1.69)	$0.27
Diluted	$(1.61)	$0.11	$(1.69)	$0.26
Weighted-average common shares outstanding
Basic	100,604	98,887	100,272	98,324
Diluted	100,604	102,898	100,272	102,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(169,881)	$26,661
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,926	40,010
Non-cash interest expense	424	408
Allowance for credit losses	1,227	2,249
Stock-based compensation expense	19,033	12,023
Foreign exchange transaction (gain) loss	183	612
Change in fair value of contingent consideration	(372)	—
Right-of-use asset	1,817	5,079
Deferred income taxes	(10,732)	(2,228)
Impairment of goodwill	147,181	—
(Increase) decrease in assets:
Accounts receivable, gross	(16,637)	9,916
Prepaid expenses and other current assets	(3,135)	(4,608)
Other non-current assets	(3,799)	160
Increase (decrease) in liabilities:
Accounts payable	20,283	2,371
Accrued revenue share	(14,373)	(16,866)
Accrued compensation	(2,698)	(15,109)
Other current liabilities	19,751	9,406
Other non-current liabilities	(1,426)	(5,775)
Net cash provided by operating activities	28,772	64,309
Cash flows from investing activities
Capital expenditures	(14,277)	(12,930)
Net cash used in investing activities	(14,277)	(12,930)
Cash flows from financing activities
Proceeds from borrowings	17,000	—
Repayment of debt obligations	(44,136)	(86,500)
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—
Payment of withholding taxes for net share settlement of equity awards	(1,037)	(5,929)
Options exercised	2,729	939
Net cash used in financing activities	(29,195)	(91,490)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,209)	(3,838)
Net change in cash, cash equivalents, and restricted cash	(16,909)	(43,949)
Cash, cash equivalents, and restricted cash, beginning of period	75,558	127,162
Cash, cash equivalents, and restricted cash, end of period	$58,649	$83,213
Supplemental disclosure of cash flow information
Interest paid	$15,582	$7,410
Income taxes paid	$444	$1,076
Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$—	$50,000
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,366	$2,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
Net loss	—	—	—	—	—	—	—	—	(8,179)	(220)	(8,399)
Foreign currency translation	—	—	—	—	—	—	—	(6,846)	—	739	(6,107)
Stock-based compensation expense	—	—	—	—	—	—	10,017	—	—	—	10,017
Shares issued:
Exercise of stock options	378,507	—	—	—	—	—	731	—	—	—	731
Issuance of restricted shares and vesting of restricted units	449,781	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	(1,173)	—	—	(2,578)	(3,751)
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(931)	—	—	—	(931)
Balance at June 30, 2023	100,286,657	$10	100,000	$100	758,125	$(71)	$830,861	$(48,791)	$(183,294)	$—	$598,815
Net loss	—	—	—	—	—	—	—	—	(161,482)	—	(161,482)
Foreign currency translation	—	—	—	—	—	—	—	(1,287)	—	—	(1,287)
Stock-based compensation expense	—	—	—	—	—	—	9,924	—	—	—	9,924
Shares issued:
Exercise of stock options	575,599	—	—	—	—	—	1,998	—	—	—	1,998
Issuance of restricted shares and vesting of restricted units	226,890	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(106)	—	—	—	(106)
Balance at September 30, 2023	101,089,146	$10	100,000	$100	758,125	$(71)	$842,677	$(50,078)	$(344,776)	$—	$447,862

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
September 30, 2023
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023 for $3,751. As a result, the Company owned 100% of all its subsidiaries as of September 30, 2023.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and six months ended September 30, 2023, are not necessarily indicative of the operating results for the full fiscal year.
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
Management considered the potential impacts of ongoing macroeconomic uncertainty due to global events such as the conflict in Ukraine, the conflict in Israel, inflation, disruptions in supply chains, recessionary concerns impacting the markets in which the Company operates, and others, on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management’s estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
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
On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, (4) and goodwill of $4,957.

As of September 30, 2023, the Company reassessed the fair value of the purchase price liability based on current forecasts, which resulted in a remeasurement gain equal to the change in fair value of $372 for the three and six months ended September 30, 2023. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
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

•App Growth Platform (“AGP”) - AGP customers are primarily advertisers and publishers, and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
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
A summary of segment information follows:

	Three months ended September 30, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$99,060	$46,183	$(1,984)	$143,259
Revenue share	60,980	9,723	(1,984)	68,719
Segment profit	$38,080	$36,460	$—	$74,540

	Three months ended September 30, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$108,466	$68,256	$(1,863)	$174,859
Revenue share	59,786	18,958	(1,863)	76,881
Segment profit	$48,680	$49,298	$—	$97,978

	Six months ended September 30, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$197,310	$95,142	$(2,827)	$289,625
Revenue share	119,278	21,860	(2,827)	138,311
Segment profit	$78,032	$73,282	$—	$151,314

	Six months ended September 30, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$227,103	$140,622	$(4,233)	$363,492
Revenue share	128,236	40,245	(4,233)	164,248
Segment profit	$98,867	$100,377	$—	$199,244
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	September 30, 2023	March 31, 2023
United States and Canada	$30,030	$25,903
Europe, Middle East, and Africa	14,827	13,395
Asia Pacific and China	74	29
Consolidated property and equipment, net	$44,931	$39,327

	September 30, 2023	March 31, 2023
United States and Canada	$145,795	$122,377
Europe, Middle East, and Africa	195,192	252,524
Asia Pacific and China	4,405	4,731
Consolidated intangible assets, net	$345,392	$379,632
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended September 30, 2023
	ODS	AGP	Total
United States and Canada	$40,176	$32,256	$72,432
Europe, Middle East, and Africa	48,348	8,966	57,314
Asia Pacific and China	10,114	4,940	15,054
Mexico, Central America, and South America	422	21	443
Elimination	—	—	(1,984)
Consolidated net revenue	$99,060	$46,183	$143,259

	Three months ended September 30, 2022
	ODS	AGP	Total
United States and Canada	$50,978	$39,808	$90,786
Europe, Middle East, and Africa	42,598	22,254	64,852
Asia Pacific and China	13,140	6,149	19,289
Mexico, Central America, and South America	1,750	45	1,795
Elimination	—	—	(1,863)
Consolidated net revenue	$108,466	$68,256	$174,859

	Six months ended September 30, 2023
	ODS	AGP	Total
United States and Canada	$79,117	$63,173	$142,290
Europe, Middle East, and Africa	94,370	22,518	116,888
Asia Pacific and China	22,657	9,387	32,044
Mexico, Central America, and South America	1,166	64	1,230
Elimination	—	—	(2,827)
Consolidated net revenue	$197,310	$95,142	$289,625

	Six months ended September 30, 2022
	ODS	AGP	Total
United States and Canada	$113,941	$86,046	$199,987
Europe, Middle East, and Africa	83,142	41,669	124,811
Asia Pacific and China	27,014	12,273	39,287
Mexico, Central America, and South America	3,006	634	3,640
Elimination	—	—	(4,233)
Consolidated net revenue	$227,103	$140,622	$363,492

Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2023	$80,176	$481,400	$561,576
Foreign currency translation	—	(5,419)	(5,419)
Impairment of goodwill	$—	$(147,181)	$(147,181)
Goodwill as of September 30, 2023	$80,176	$328,800	$408,976

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. During annual testing as of March 31, 2023, the Company determined that the fair value of both reporting units was in excess of their carrying value. As a result of this review, the Company did not record an impairment charge in fiscal year 2023.

As of September 30, 2023, the Company determined that the sustained decline in the quoted market price of the Company’s common stock during the fiscal year (in particular, during the quarter ended September 30, 2023 and following such quarter end), the recent increase in interest rates, and the Company’s current and recently updated forecasted operating trends represented a change in circumstances that indicated that the fair value of the Company’s reporting units may be less than their carrying value. The Company completed an impairment assessment of its goodwill, and as a result of this review, recorded a $147,181 non-deductible, non-cash goodwill impairment charge (or $1.46] per basic and diluted share) for the AGP reporting unit for the quarter ended September 30, 2023. There was no impairment of goodwill for the ODS reporting unit.

The fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach (the “Guideline Public Company Method”). The Company’s September 30, 2023 testing reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach is appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For the September 30, 2023 testing, as compared to the March 31, 2023 testing, the Company reduced its estimated future cash flows used in the impairment assessment, including revenues, gross profits, and EBITDA to reflect its best estimates at this time. The Company also updated key inputs for the discounted cash flow models, including the weighted-average cost of capital, which increased due to higher interest rates, market volatility, and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the September 30, 2023 testing, as compared to the March 31, 2023 testing, the Company reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. These updates, along with those made to the discounted cash flow models described above, had significant impacts on the estimated fair values of the Company’s reporting units.

As of September 30, 2023, the goodwill impairment evaluation indicated the following for the Company’s reporting units:

ODS

For the ODS reporting unit, the Company determined that the estimated fair value was in excess of its carrying value by $233,100. As a result, no impairment charge was recorded.

The ODS reporting unit has remaining goodwill of $80,176 as of September 30, 2023. Prior to the quantitative goodwill impairment test, the Company tested the recoverability of intangibles and other long-lived assets of the ODS reporting unit and concluded that such assets were not impaired.

AGP

For the AGP reporting unit, the Company determined that the carrying value was in excess of its estimated fair value, resulting in an impairment charge of $147,181.

The decline in the fair value of the AGP reporting unit below its carrying value resulted primarily from the Company’s recently reduced estimates in its estimated future cash flows, including revenues, gross profits, and EBITDA as mentioned above. Prior to the quantitative goodwill impairment test, the Company tested the recoverability of intangibles and other long-lived assets of the AGP reporting unit and concluded that such assets were not impaired.

Subsequent to the impairment charge discussed above, the AGP reporting unit has remaining goodwill of $328,800, and an excess of fair value over carrying value of net assets of 0% as of the test date (September 30, 2023). As noted above, the fair value of the AGP reporting unit is derived from a 75%/25% allocation between the discounted cash flows method and the market approach.
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of September 30, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$168,405	$(49,400)	$119,005
Developed technology	4.79 years	146,337	(49,070)	97,267
Trade names	1.83 years	69,894	(36,255)	33,639
Publisher relationships	17.35 years	108,659	(13,178)	95,481
Total		$493,295	$(147,903)	$345,392

	As of March 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.06 years	$170,281	$(39,925)	$130,356
Developed technology	5.28 years	146,596	(38,813)	107,783
Trade names	2.33 years	69,983	(27,115)	42,868
Publisher relationships	17.83 years	109,028	(10,403)	98,625
Total		$495,888	$(116,256)	$379,632
The Company recorded amortization expense of $16,157 and $32,346, respectively, during the three and six months ended September 30, 2023, and $16,185 and $32,302, respectively, during the three and six months ended September 30, 2022, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2024	$32,102
Fiscal year 2025	55,591
Fiscal year 2026	41,348
Fiscal year 2027	35,232
Fiscal year 2028	35,233
Thereafter	145,886
Total	$345,392

Note 6—Accounts Receivable

	September 30, 2023	March 31, 2023
Billed	$165,287	$136,921
Unbilled	40,350	51,474
Allowance for credit losses	(10,106)	(10,206)
Accounts receivable, net	$195,531	$178,189
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represents revenue recognized but billed after period-end. All unbilled receivables as of September 30, 2023 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $488 and $1,227 of credit loss expense during the three and six months ended September 30, 2023, respectively, and $1,363 and $2,249 of credit loss expense during the three and six months ended September 30, 2022, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Note 7—Property and Equipment

	September 30, 2023	March 31, 2023
Computer-related equipment	$3,582	$3,527
Developed software	78,894	63,891
Furniture and fixtures	2,027	2,103
Leasehold improvements	3,641	3,647
Property and equipment, gross	88,144	73,168
Accumulated depreciation	(43,213)	(33,841)
Property and equipment, net	$44,931	$39,327
Depreciation expense was $4,529 and $9,584 for the three and six months ended September 30, 2023, respectively, and $3,893 and $7,708 for the three and six months ended September 30, 2022, respectively. Depreciation expense for the three and six months ended September 30, 2023, includes $3,020 and $6,319, respectively, related to internal-use software included in general and administrative expense and $1,509 and $3,265, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2022, includes $2,130 and $4,745, respectively, related to internal-use software included in general and administrative expense and $1,763 and $2,963, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Note 8—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	September 30, 2023
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.37%	0.30%

Debt obligations on the condensed consolidated balance sheets consist of the following:

	September 30, 2023	March 31, 2023
Revolver	$386,000	$413,134
Less: Debt issuance costs	(2,190)	(2,612)
Long-term debt, net of debt issuance costs	$383,810	$410,522
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
On April 29, 2021, the Company amended and restated the Credit Agreement (the “New Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the Revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The New Credit Agreement was subsequently amended as follows:
•First Amendment: Increase in the Revolver to $525,000 while retaining the $75,000 accordion feature discussed above, for a total potential revolving line of credit of $600,000 on December 29, 2021.
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
As of September 30, 2023, the Company had $386,000 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheets, with remaining unamortized debt issuance costs of $2,190.
As of September 30, 2023, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of September 30, 2023, the interest rate was 7.37% and the unused line of credit fee was 0.30%.
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
As of September 30, 2023, the Company had $139,000 available to draw on the revolving line of credit under the New Credit Agreement, excluding the accordion feature, subject to the required covenants. As of September 30, 2023, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Interest expense, net	$(7,543)	$(5,005)	$(14,657)	$(8,867)
Amortization of debt issuance costs	(212)	(198)	(424)	(408)
Unused line of credit fees and other	(89)	(26)	(153)	(36)
Total interest expense, net	$(7,844)	$(5,229)	$(15,234)	$(9,311)
Note 9—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”)
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of September 30, 2023, 5,673,471 shares of common stock were available for issuance as future awards under the 2020 Plan.
Stock Options
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2023	6,950,436	$12.73	6.12	$45,689
Granted	550,626	13.40
Exercised	(1,123,960)	3.31
Forfeited / Expired	(148,719)	40.93
Options outstanding as of September 30, 2023	6,228,383	$13.80	5.96	$11,195
Exercisable as of September 30, 2023	4,783,626	$10.67	5.06	$11,195
At September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $19,897, with an expected remaining weighted-average recognition period of 2.02 years.
Restricted Stock
Awards of restricted stock units may be either grants of time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PSUs”) that are issued at no cost to the recipient. The stock-based compensation expense for these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. The Company periodically grants PSUs to certain key employees that are subject to the achievement of specified internal performance metrics over a specified performance period. The terms and conditions of the PSUs generally allow for vesting of the awards ranging between forfeiture and up to 200% of target. Stock-based compensation expense for PSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario over the performance period. The most likely attainment scenario is re-evaluated each period.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2023	1,670,589	$24.96
Granted	2,775,331	13.39
Vested	(722,553)	18.64
Forfeited	(132,751)	19.36
Unvested restricted shares outstanding as of September 30, 2023	3,590,616	$16.89
At September 30, 2023, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $46,417, with an expected remaining weighted-average recognition period of 2.23 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended September 30, 2023, was $9,016 and $19,033, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the three and six months ended September 30, 2022, was $5,779 and $12,023, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net (loss) income per common share	(161,482)	11,703	(169,881)	26,661
Less: net (loss) income attributable to non-controlling interest	—	39	(220)	75
Net (loss) income attributable to Digital Turbine, Inc.	$(161,482)	$11,664	$(169,661)	$26,586
Weighted-average common shares outstanding, basic	100,604	98,887	100,272	98,324
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(1.61)	$0.12	$(1.69)	$0.27
Weighted-average common shares outstanding, diluted	100,604	102,898	100,272	102,777
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(1.61)	$0.11	$(1.69)	$0.26
Potentially dilutive outstanding securities of 2,823,586 and 3,273,213 for the three and six months ended September 30, 2023, respectively, and 1,526,531 and 1,445,951 for the three and six months ended September 30, 2022, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
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
During the three and six months ended September 30, 2023, a tax benefit of $713 and $2,252, respectively, resulted in an effective tax rate of 0.4% and 1.3%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on certain deductions and state tax benefits.
During the three and six months ended September 30, 2022, a tax provision of $4,181 and $9,317 resulted in an effective tax rate of 26.3% and 25.9%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
Note 12—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $284,988 over the next four fiscal years.
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

On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing is ongoing. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
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

Note 13—Subsequent Events

The Company evaluated subsequent events through the issuance date of the accompanying condensed consolidated financial statements, which was November 8, 2023. There were no events or transactions during the subsequent event reporting period that required disclosure in the condensed consolidated financial statements, other than:

The Company increased its equity investment in Aptoide, S.A. (“Aptoide”) from 10.6% to 18.6% pursuant to the Addendum to the Class A1 Preferential Shares Investment Agreement (the “Agreement”) between the Company and Aptoide, dated November 8, 2023. The Company will pay consideration of €8,500, or a US Dollar equivalent amount of approximately $9,095 for the additional equity investment.

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
Recent Developments
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China based developers and publishers, Russia’s invasion of Ukraine, and the recent conflict in Israel.
Inflation, rising interest rates, supply chain disruptions, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.
Like other advertising technology companies, we have seen a slowdown in digital advertising spending as well as a demand recession in mobile phone sales, which we believe is driven by the impact of inflation, recession fears, and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result in, a decrease in mobile phone sales volume and/or advertising budgets and spending. While the slowdown in these sales drivers depends on the geography, advertising type, operating system, and business vertical, the current economic environment is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.

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
Additionally, we continue to actively monitor the recent and ongoing conflict in Israel and the Gaza Strip for any material impacts to our business. While no adverse financial or operational impacts have been noted in the current period, if such conflict continues to ensue or escalates, it could have a potential negative impact on our business, given our significant presence in the region.
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
The Company determined that the sustained decline in the quoted market price of the Company’s common stock and current and forecasted operating trends represented a change in circumstances that indicate that the fair value of the Company’s reporting units may be less than their carrying amounts as of September 30, 2023. Therefore, the Company evaluated goodwill for impairment, the result of which determined that an impairment charge of $147,181 was to be recorded as of September 30, 2023.
Business Transformation Initiative
Beginning in fiscal year 2023, the Company entered into a business transformation project that includes the implementation of a new, global cloud-based enterprise resource planning (“ERP”) system to upgrade our existing enterprise-wide operating systems. We are also undertaking the consolidation of existing ancillary systems and deploying other new platforms and systems to improve our operations and drive business and cost efficiencies.

This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new ERP system and certain other ancillary platforms and systems. The Company expects to complete the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $1,237 and $1,291 of business transformation costs in the three months ended September 30, 2023 and are recorded in General and Administrative expenses and Product Development expenses, respectively, in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2023	2022	% of Change	2023	2022	% of Change
Net revenue	$143,259	$174,859	(18.1)%	$289,625	$363,492	(20.3)%
Costs of revenue and operating expenses
Revenue share	68,719	76,881	(10.6)%	138,311	164,248	(15.8)%
Other direct costs of revenue	9,017	9,199	(2.0)%	18,630	18,114	2.8%
Product development	14,037	14,736	(4.7)%	29,837	28,869	3.4%
Sales and marketing	15,537	15,490	0.3%	31,114	31,548	(1.4)%
General and administrative	41,385	37,471	10.4%	81,884	75,196	8.9%
Impairment of goodwill	147,181	—	100.0%	147,181	—	100.0%
Total costs of revenue and operating expenses	295,876	153,777	92.4%	446,957	317,975	40.6%
(Loss) income from operations	(152,617)	21,082	(823.9)%	(157,332)	45,517	(445.7)%
Interest and other income (expense), net
Change in fair value of contingent consideration	372	—		372	—	100.0%
Interest expense, net	(7,844)	(5,229)	50.0%	(15,234)	(9,311)	63.6%
Foreign exchange transaction loss	(2,106)	(281)	649.5%	(183)	(612)	(70.1)%
Other income, net	—	312	(100.0)%	244	384	(36.5)%
Total interest and other expense, net	(9,578)	(5,198)	84.3%	(14,801)	(9,539)	55.2%
(Loss) income before income taxes	(162,195)	15,884	(1121.1)%	(172,133)	35,978	(578.4)%
Income tax (benefit) provision	(713)	4,181	(117.1)%	(2,252)	9,317	(124.2)%
Net (loss) income	(161,482)	11,703	(1479.8)%	(169,881)	26,661	(737.2)%
Net revenue

	Three months ended September 30,			Six months ended September 30,
	2023	2022	% of Change	2023	2022	% of Change
Net revenue
On Device Solutions	$99,060	$108,466	(8.7)%	$197,310	$227,103	(13.1)%
App Growth Platform	46,183	68,256	(32.3)%	95,142	140,622	(32.3)%
Elimination	(1,984)	(1,863)	6.5%	(2,827)	(4,233)	(33.2)%
Total net revenue	$143,259	$174,859	(18.1)%	$289,625	$363,492	(20.3)%
Comparison of the three and six months ended September 30, 2023 and 2022
Over the three-month comparative periods, net revenue decreased by $31,600 or 18.1%, and over the six-month comparative periods, net revenue decreased by $73,867 or 20.3%. See the segment discussion below for further details regarding net revenue.

On Device Solutions

ODS revenue for the three months ended September 30, 2023, decreased by $9,406 or 8.7% compared to the three months ended September 30, 2022. Revenue from content media declined by approximately $9,225 primarily due to the end of a carrier partnership that resulted in lower daily active users on prepaid devices. Revenue from application media declined by approximately $181. The decline was primarily due to lower revenue from strategic demand customers of approximately $3,352, which includes the impact of a contract amendment during the three months ended September 30, 2022. This decline was partially offset by an increase in revenue-per-device, primarily in our US market, which offset lower device volumes.

ODS revenue for the six months ended September 30, 2023, decreased by $29,793 or 13.1% compared to the six months ended September 30, 2022. Revenue from content media declined by approximately $26,325 for the same reason as noted above for the three months ended September 30, 2023. In addition, application media revenue declined by approximately $3,469 for the six months ended September 30, 2023. The decline in revenue in application media was primarily due to: (1) lower device volumes in the US and internationally, which offset an increase in revenue-per-device in the US of approximately $1,812 and (2) lower revenue from strategic demand customers of approximately $1,657, which includes the impact of a contract amendment during the six months ended September 30, 2022.
App Growth Platform
AGP revenue for the three months ended September 30, 2023, decreased by $22,073 or 32.3% compared to the three months ended September 30, 2022. Performance and brand advertising revenue declined by approximately $13,586 and advertising exchange revenue declined by $5,771, primarily due to weaker demand in digital advertising and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. In addition, revenue declined by $2,716 due to a reseller partnership in the Nordic region, which ended on December 31, 2022.
AGP revenue for the six months ended September 30, 2023, decreased by $45,480 or 32.3% compared to the six months ended September 30, 2022. Performance and brand advertising revenue declined by approximately $27,027 and advertising exchange revenue declined by $11,956, primarily due to weaker demand in digital advertising and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. In addition, revenue declined by $6,497 due to a reseller partnership in the Nordic region, which ended on December 31, 2022.
Costs of revenue and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2023	2022	% of Change	2023	2022	% of Change
Costs of revenue and operating expenses
Revenue share	$68,719	$76,881	(10.6)%	$138,311	$164,248	(15.8)%
Other direct costs of revenue	9,017	9,199	(2.0)%	18,630	18,114	2.8%
Product development	14,037	14,736	(4.7)%	29,837	28,869	3.4%
Sales and marketing	15,537	15,490	0.3%	31,114	31,548	(1.4)%
General and administrative	41,385	37,471	10.4%	81,884	75,196	8.9%
Impairment of goodwill	147,181	—	100.0%	147,181	—	100.0%
Total costs of revenue and operating expenses	$295,876	$153,777	92.4%	$446,957	$317,975	40.6%
Comparison of the three and six months ended September 30, 2023 and 2022
Total costs of revenue and operating expenses increased by $142,099 or 92.4% and $128,982 or 40.6%, respectively, for the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022.
Total costs of revenue and operating expenses included an impairment of goodwill of 147,181. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $5,082 or 3.3% and

$18,199 or 5.7%, respectively, for the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022.
The decrease in total costs of revenue and operating expenses for both comparative periods, after excluding the impairment of goodwill, was primarily due to lower revenue share, partially offset by higher general and administrative costs. The reduced revenue share is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included total business transformation, severance and transaction costs of $3,416 and $3,819, respectively, for the three and six months ended September 30, 2023, compared to $1,284 and $2,584, respectively, for the three and six months ended September 30, 2022.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share decreased by $8,162 or 10.6% to $68,719 for the three months ended September 30, 2023, and was 48.0% as a percentage of total net revenue compared to $76,881, or 44.0% of total net revenue, for the three months ended September 30, 2022.
Revenue share decreased by $25,937 or 15.8% to $138,311 for the six months ended September 30, 2023, and was 47.8% as a percentage of total net revenue compared to $164,248, or 45.2% of total net revenue, for the six months ended September 30, 2022.
The decrease in revenue share was attributable to the decrease in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. The increase in revenue share as a percentage of total net revenue for the three and six months ended September 30, 2023 compared to the prior year comparative periods, was primarily due to revenue mix changes.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue decreased by $182 or 2.0% to $9,017 for the three months ended September 30, 2023, and was 6.3% as a percentage of total net revenue compared to $9,199, or 5.3% of total net revenue, for the three months ended September 30, 2022. The decrease in other direct costs was primarily due to slightly lower amortization of developed technology intangible assets. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue.
Other direct costs of revenue increased by $516 or 2.8% to $18,630 for the six months ended September 30, 2023, and was 6.4% as a percentage of total net revenue compared to $18,114, or 5.0% of total net revenue, for the six months ended September 30, 2022. The increase in other direct costs was primarily due to slightly higher amortization of developed technology intangible assets and hosting costs. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.
Product development expenses decreased by $699 or 4.7% to $14,037 for the three months ended September 30, 2023, compared to $14,736 for the three months ended September 30, 2022. Product development expenses included severance and acquisition-related costs of approximately $217 and $543 for the three months ended September 30, 2023 and September 30, 2022, respectively. Product development expenses for the three months ended September 30, 2023 also included business transformation costs of approximately $1,291. Product development expenses, after excluding severance, acquisition-related and business transformation costs, decreased by approximately $1,664. The decrease in product development expenses was primarily due to lower employee-related costs, primarily cash incentive compensation, of approximately $3,098, partially offset by higher hosting costs of approximately $1,453 for the three months ended September 30, 2023.
Product development expenses increased by $968 or 3.4% to $29,837 for the six months ended September 30, 2023, compared to $28,869 for the six months ended September 30, 2022. Product development expenses included severance and acquisition-related costs of approximately $391 and $1,085 for the six months ended September 30, 2023 and September 30, 2022, respectively. Product development expenses for six months ended September 30, 2023 also included business transformation costs of approximately $1,291. Product development expenses, after excluding severance, acquisition-related and business transformation costs, increased by approximately $371. The increase in product development expenses was primarily due to higher hosting costs of approximately $1,543, for the six months ended September 30, 2023.
Product development expenses, excluding business transformation costs, acquisition-related costs and severance costs, increased to 8.7% and 9.7% of total net revenue for the three and six months ended September 30, 2023, respectively, compared to 8.1% and 7.6% of total net revenue for the three and six months ended September 30, 2022, respectively. The increase in product development expenses as a percentage of total net revenue was due to higher costs and lower revenues.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses were relatively unchanged, increasing by $47 or 0.3% to $15,537 for the three months ended September 30, 2023, and was 10.8% as a percentage of total net revenue compared to $15,490, or 8.9% of total net revenue, for the three months ended September 30, 2022. Sales and marketing expenses included severance and acquisition-related costs of approximately $575 and $55 for the three months ended September 30, 2023 and September 30, 2022, respectively. Sales and marketing expenses, after excluding severance and acquisition-related expenses, decreased by approximately $473. The decrease in sales and marketing expense was primarily due to lower costs for sales-related events of approximately $593 and software and professional services of approximately $516, partially offset by higher employee benefits costs of approximately $630.
Sales and marketing expenses were relatively unchanged, decreasing by $434 or 1.4% to $31,114 for the six months ended September 30, 2023, and was 10.7% as a percentage of total net revenue compared to $31,548, or 8.7% of total net revenue, for the six months ended September 30, 2022. Sales and marketing expenses included severance and acquisition-related costs of approximately $623 and $108 for the six months ended September 30, 2023 and September 30, 2022, respectively. Sales and marketing expenses, after excluding severance and acquisition-related expenses, decreased by approximately $949. The decrease in sales and marketing expenses was primarily due to lower costs for software and professional services of approximately $883 and sales-related events of approximately $449, partially offset by higher employee benefits costs of approximately $376.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense. Additionally, general and administrative expenses include certain integration and business transformation costs, which may impact the comparability of general and administrative expenses between periods.

General and administrative expenses increased by $3,914 or 10.4% to $41,385 for the three months ended September 30, 2023 compared to $37,471 for the three months ended September 30, 2022. General and administrative expenses included severance and acquisition-related costs of approximately $96 and $686 for the three months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expenses for three months ended September 30, 2023 also included business transformation costs of approximately $1,237.
General and administrative expenses, after excluding severance, acquisition-related and business transformations costs, increased by $3,267. The increase was primarily due to higher stock-based compensation of approximately $3,429, depreciation and amortization expense of approximately $2,993, and other costs, primarily professional fees, of approximately $99. These increases were partially offset by a decline in employee-related costs, primarily cash incentive compensation and salaries, of $2,180 and bad debt expense of $889.
General and administrative expenses increased by $6,688 or 8.9% to $81,884 for the six months ended September 30, 2023, compared to $75,196 for the six months ended September 30, 2022. General and administrative expenses included severance and acquisition-related costs of approximately $277 and $1,391 for the six months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expenses for six months ended September 30, 2023 also included business transformation costs of approximately $1,237.
General and administrative expenses, after excluding severance, acquisition-related costs and business transformation costs, increased by $6,565. The increase was primarily due to higher stock-based compensation of approximately $7,010, partially offset by lower bad debt expense of approximately $1,027 and employee-related costs, primarily cash incentive compensation and salaries, of approximately $1,120.
Impairment of goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. During annual testing as of March 31, 2023, the Company determined that the fair value of both reporting units was in excess of their carrying value. As a result of this review, the Company did not record an impairment charge in fiscal year 2023.

As of September 30, 2023, the Company determined that the sustained decline in the quoted market price of the Company’s common stock during the current fiscal year (in particular during the quarter ended September 30, 2023 and following such quarter), the increase in interest rates, and the Company’s current and recently updated forecasted operating trends represented a change in circumstances that indicate that the fair value of the Company’s reporting units may be less than their carrying value. The Company completed an impairment assessment of its goodwill, and as a result of this review, recorded a $147,181 non-deductible, non-cash goodwill impairment charge (or $1.46 per basic and diluted share) for the AGP reporting unit for the quarter ended September 30, 2023. There was no impairment of goodwill for the ODS reporting unit.

The fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flows method, and the market approach (the “Guideline Public Company Method”). The Company’s September 30, 2023 testing reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach is appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For the September 30, 2023 testing, as compared to the March 31, 2023 testing, the Company reduced its estimated future cash flows used in the impairment assessment, including revenues, gross profits, and EBITDA, to reflect its best estimates at this time. The Company also updated key inputs for the discounted cash flow models, including the weighted-average cost of capital, which increased due to higher interest rates, market volatility, and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting units operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the September 30, 2023 testing, as compared to the March 31, 2023 testing, the Company reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. These updates, along with those made to the discounted cash flow models described above, had significant impacts on the estimated fair values of the Company’s reporting units.

As of September 30, 2023, the goodwill impairment evaluation indicated the following for the Company’s reporting units:

ODS

For the ODS reporting unit, the Company determined that the estimated fair value was in excess of its carrying value by $233,100. As a result, no impairment charge was recorded.

The ODS reporting unit has remaining goodwill allocated of $80,176 as of September 30, 2023. The On Device business is facing challenges reflected in the current fiscal year primarily related to fewer daily active users on prepaid devices and lower new device volumes in the US and internationally. The Company currently believes these challenges will be successfully addressed when seasonality-driven increases in new device volumes occur as well as when adverse macro-economic factors begin to subside. However, if the Company continues to see a sustained decline in its stock price, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or the global macroeconomic or geopolitical conditions worsen, it is possible its estimates about the ODS reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the ODS reporting unit exceeding its estimated fair value, and potential impairment charges. Prior to the quantitative goodwill impairment test, the Company tested the recoverability of intangibles and other long-lived assets of the ODS reporting unit and concluded that such assets were not impaired.

AGP

For the AGP reporting unit, the Company determined that the carrying value was in excess of its estimated fair value, resulting in an impairment charge of $147,181.

The decline in the fair value of the AGP reporting unit below its carrying value resulted primarily from the Company’s recently reduced estimates in the Company’s estimated future cash flows, including revenues, gross profits, and EBITDA as mentioned above. Prior to the quantitative goodwill impairment test, the Company tested the recoverability of intangibles and other long-lived assets of the AGP reporting unit and concluded that such assets were not impaired.

Subsequent to the impairment charge discussed above, the AGP reporting unit has remaining goodwill allocated of $328,800, and an excess of fair value over carrying value of net assets of 0% as of the test date (September 30, 2023). As noted above, the fair value of the AGP reporting unit is derived from a 75%/25% allocation between the discounted cash flows method and the market approach. The App Growth business is facing challenges reflected in the current fiscal year primarily related to weaker demand in digital advertising and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. If market demand further weakens or the Company is not able to effectively operationalize new product and product feature deployments and improve results, revenue expectations might not be met. This could result in the carrying value of the AGP reporting unit exceeding its future estimated fair value and potential future impairment charges.
Interest and other income (expense), net

	Three months ended September 30,			Six months ended September 30,
	2023	2022	% of Change	2023	2022	% of Change
Interest and other income (expense), net
Change in fair value of contingent consideration	$372	$—	100.0%	$372	$—	100.0%
Interest expense, net	$(7,844)	$(5,229)	50.0%	(15,234)	(9,311)	63.6%
Foreign exchange transaction loss	(2,106)	(281)	649.5%	(183)	(612)	(70.1)%
Other income, net	—	312	(100.0)%	244	384	36.5%
Total interest and other expense, net	$(9,578)	$(5,198)	84.3%	$(14,801)	$(9,539)	55.2%
Comparison of the three and six months ended September 30, 2023 and 2022

Interest expense, net
For the three and six months ended September 30, 2023, interest expense, net, increased by $2,615 or 50.0% and $5,923 or 63.6%, respectively, compared to the three and six months ended September 30, 2022, primarily due to an increase in interest rates of 330 basis points and 363 basis points, respectively, and higher average outstanding borrowings of $65,734 and $79,783, respectively, over the comparative periods.
Income tax provision (benefit)

During the three and six months ended September 30, 2023, a tax benefit of ($713) and ($2,252), respectively, resulted in an effective tax rate of (0.4%) and (1.3%), respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on certain deductions and state tax benefits.

During the three and six months ended September 30, 2022, a tax provision of $4,181 and $9,317 resulted in an effective tax rate of 26.3% and 25.9%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to state income taxes, nontaxable adjustments to the AdColony and Fyber earn-outs, and tax deductions for stock compensation that exceed the book expense.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of September 30, 2023, we had unrestricted cash of approximately $58,138 and $139,000 available to draw under the New Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. We generated $28,772 in cash flows from operating activities for the three months ended September 30, 2023.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics including COVID-19, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We believe we will generate sufficient cash flow from operations and have the liquidity and capital resources to meet our business requirements for at least 12 months from the filing date of this Report.
Outstanding Secured Indebtedness

Our outstanding secured indebtedness under the New Credit Agreement is $386,000 as of September 30, 2023. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,190, on our condensed consolidated balance sheets as of September 30, 2023. For further description of the terms of the New Credit Agreement, see Note 8—Debt under the heading “Revolver” in the notes to our consolidated financial statements under Part I, Item 1 of this Report.
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
Hosting Agreements

We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $284,988 over the next four fiscal years.
Cash Flow Summary ($ in thousands)

	Six months ended September 30,
	2023	2022	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$28,772	$64,309	(55.3)%
Capital expenditures	(14,277)	(12,930)	10.4%
Net cash used in investing activities	$(14,277)	$(12,930)	10.4%
Proceeds from borrowings	17,000	—	100.0%
Repayment of debt obligations	(44,136)	(86,500)	(49.0)%
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(1,037)	(5,929)	(82.5)%
Options exercised	2,729	939	190.6%
Net cash used in financing activities	$(29,195)	$(91,490)	(68.1)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $28,772 for the six months ended September 30, 2023, compared to $64,309 for the six months ended September 30, 2022. The decrease of $35,537 was due to the following:
•$196,542 decrease in net income;
•$18,471 increase due to changes in operating assets and liabilities, driven primarily by working capital changes, including a decrease in accounts payable, accrued compensation, and other current liabilities; and
• $142,534 increase in non-cash charges during the six months ended September 30, 2023 primarily related to goodwill impairment and increased stock-based compensation, partially offset by lower right-of-use assets for the six months ended September 30, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the six months ended September 30, 2023, net cash used in investing activities increased by $1,347 to approximately $14,277. Our cash used in investing activities for the six months ended September 30, 2023 and September 30, 2022, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the six months ended September 30, 2023, net cash used in financing activities was approximately $29,195, which was comprised of: (1) the net repayment of debt obligations of $44,136, (2) payment of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries, (3) payment of payroll withholding taxes for net share settlement of equity awards of $1,037. These cash outflows were partially offset by cash inflows comprising of proceeds from borrowings of $17,000 and stock option exercises of

$2,729.
For the six months ended September 30, 2022, net cash used in financing activities was approximately $91,490, which was comprised of repayment of debt obligations of $86,500, payment of payroll withholding taxes for net share settlement of equity awards of $5,929, partially offset by cash inflows from stock option exercises of $939.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal second quarter ended September 30, 2023.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be affected by changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. dollar, principally the euro, Turkish lira, and British pound, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. In certain of the Company’s foreign operations, the Company transacts primarily in the U.S. dollar, including for net revenue, revenue share, and employee-related compensation costs, which reduces the Company’s exposure to foreign currency exchange risk. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business.
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing is ongoing. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
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
ITEM 1A.    RISK FACTORS
The information in this Report should be read in conjunction with the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on May 25, 2023. The Company is not aware of any change to such risk factors except for the addition of the following:
Risks associated with the ongoing conflict in Israel has caused, and is currently expected to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, operating results and financial condition, especially given our significant business presence in the region.
Since October 7, 2023, the hostilities in Israel and the Gaza Strip have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. The Company has a significant business presence in the region, and therefore, continuation or escalation of the conflict could cause significant adverse financial impacts, due to reductions in demand and/or interruptions in business operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Amendment to Notice of Grant and Restricted Stock Unit Agreement (Performance-Based), dated as of September 30, 2023, by and between Digital Turbine, Inc. and William Stone. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *
*    Filed herewith.
+    In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of this Quarterly Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.
•SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.

Dated: November 8, 2023	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 8, 2023	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)