Form 10-Q
period 2023-12-31
Digital Turbine, Inc.
filed 2024-02-07
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of February 5, 2024, the Company had 102,021,342 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,959	$75,058
Restricted cash	506	500
Accounts receivable, net	217,239	178,189
Prepaid expenses and other current assets	20,586	12,319
Total current assets	287,290	266,066
Property and equipment, net	43,598	39,327
Right-of-use assets	9,594	10,073
Intangible assets, net	330,531	379,632
Goodwill	411,055	561,576
Other non-current assets	24,567	9,882
TOTAL ASSETS	$1,106,635	$1,266,556

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$159,525	$119,338
Accrued revenue share	66,161	69,221
Accrued compensation	7,523	10,984
Other current liabilities	35,447	21,377
Total current liabilities	268,656	220,920
Long-term debt, net of debt issuance costs	374,034	410,522
Deferred tax liabilities, net	4,664	13,940
Other non-current liabilities	13,583	13,919
Total liabilities	660,937	659,301
Commitments and contingencies
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 102,454,268 issued and 101,696,143 outstanding at December 31, 2023; 100,216,494 issued and 99,458,369 outstanding at March 31, 2023	10	10
Additional paid-in capital	850,989	822,217
Treasury stock (758,125 shares at December 31, 2023, and March 31, 2023)	(71)	(71)
Accumulated other comprehensive loss	(46,493)	(41,945)
Accumulated deficit	(358,837)	(175,115)
Total stockholders’ equity	445,698	605,196
Non-controlling interest	—	2,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,106,635	$1,266,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net revenue	$142,634	$162,310	$432,259	$525,802
Costs of revenue and operating expenses
Revenue share	70,364	73,370	208,675	237,618
Other direct costs of revenue	8,614	9,324	27,244	27,438
Product development	13,036	14,218	42,873	43,087
Sales and marketing	14,432	16,469	45,546	48,017
General and administrative	45,455	39,132	127,339	114,328
Impairment of goodwill	—	—	147,181	—
Total costs of revenue and operating expenses	151,901	152,513	598,858	470,488
(Loss) income from operations	(9,267)	9,797	(166,599)	55,314
Interest and other income (expense), net
Change in fair value of contingent consideration	—	—	372	—
Interest expense, net	(7,666)	(6,913)	(22,900)	(16,224)
Foreign exchange transaction (loss) gain	338	17	155	(595)
Other income / (expense), net	(311)	8	(67)	392
Total interest and other expense, net	(7,639)	(6,888)	(22,440)	(16,427)
(Loss) income before income taxes	(16,906)	2,909	(189,039)	38,887
Income tax (benefit) provision	(2,845)	(1,153)	(5,097)	8,164
Net (loss) income	(14,061)	4,062	(183,942)	30,723
Less: net (loss) income attributable to non-controlling interest	—	43	(220)	118
Net (loss) income attributable to Digital Turbine, Inc.	(14,061)	4,019	(183,722)	30,605
Other comprehensive loss
Foreign currency translation adjustment	3,585	10,144	(3,809)	(4,644)
Comprehensive (loss) income	(10,476)	14,206	(187,751)	26,079
Less: comprehensive income attributable to non-controlling interest	—	59	519	334
Comprehensive (loss) income attributable to Digital Turbine, Inc.	$(10,476)	$14,147	$(188,270)	$25,745
Net (loss) income per common share
Basic	$(0.14)	$0.04	$(1.83)	$0.31
Diluted	$(0.14)	$0.04	$(1.83)	$0.30
Weighted-average common shares outstanding
Basic	101,376	99,108	100,643	98,623
Diluted	101,376	103,348	100,643	103,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(183,942)	$30,723
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,934	60,147
Non-cash interest expense	633	619
Allowance for credit losses	2,575	3,009
Stock-based compensation expense	27,020	19,643
Foreign exchange transaction (gain) loss	(155)	581
Change in fair value of contingent consideration	(372)	—
Right-of-use asset	545	4,868
Deferred income taxes	(9,009)	(2,494)
Impairment of goodwill	147,181	—
(Increase) decrease in assets:
Accounts receivable, gross	(44,427)	32,816
Prepaid expenses and other current assets	(8,299)	(11,397)
Other non-current assets	(5,004)	100
Increase (decrease) in liabilities:
Accounts payable	40,082	(14,113)
Accrued revenue share	(2,836)	(20,324)
Accrued compensation	(3,441)	(13,131)
Other current liabilities	16,963	11,784
Other non-current liabilities	(15)	(5,317)
Net cash provided by operating activities	40,433	97,514
Cash flows from investing activities
Equity investments	(9,678)	(4,000)
Purchase price adjustment related to business acquisition	65	(2,708)
Capital expenditures	(17,384)	(18,598)
Net cash used in investing activities	(26,997)	(25,306)
Cash flows from financing activities
Proceeds from borrowings	25,000	18,000
Payment of debt issuance costs	—	(94)
Repayment of debt obligations	(62,134)	(129,500)
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—
Payment of withholding taxes for net share settlement of equity awards	(1,176)	(6,202)
Options exercised	2,786	1,095
Net cash used in financing activities	(39,275)	(116,701)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(254)	(2,808)
Net change in cash, cash equivalents, and restricted cash	(26,093)	(47,301)
Cash, cash equivalents, and restricted cash, beginning of period	75,558	127,162
Cash, cash equivalents, and restricted cash, end of period	$49,465	$79,861
Supplemental disclosure of cash flow information
Interest paid	$22,876	$12,912
Income taxes paid	$536	$3,917
Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of Fyber	$—	$50,000
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$—	$2,578
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,366	$2,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
Net loss	—	—	—	—	—	—	—	—	(8,179)	(220)	(8,399)
Foreign currency translation	—	—	—	—	—	—	—	(6,846)	—	739	(6,107)
Stock-based compensation expense	—	—	—	—	—	—	10,017	—	—	—	10,017
Shares issued:
Exercise of stock options	378,507	—	—	—	—	—	731	—	—	—	731
Issuance of restricted shares and vesting of restricted units	449,781	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	(1,173)	—	—	(2,578)	(3,751)
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(931)	—	—	—	(931)
Balance at June 30, 2023	100,286,657	$10	100,000	$100	758,125	$(71)	$830,861	$(48,791)	$(183,294)	$—	$598,815
Net loss	—	—	—	—	—	—	—	—	(161,482)	—	(161,482)
Foreign currency translation	—	—	—	—	—	—	—	(1,287)	—	—	(1,287)
Stock-based compensation expense	—	—	—	—	—	—	9,924	—	—	—	9,924
Shares issued:
Exercise of stock options	575,599	—	—	—	—	—	1,998	—	—	—	1,998
Issuance of restricted shares and vesting of restricted units	226,890	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(106)	—	—	—	(106)
Balance at September 30, 2023	101,089,146	$10	100,000	$100	758,125	$(71)	$842,677	$(50,078)	$(344,776)	$—	$447,862
Net loss	—	—	—	—	—	—	—	—	(14,061)	—	(14,061)
Foreign currency translation	—	—	—	—	—	—	—	3,585	—	—	3,585
Stock-based compensation expense	—	—	—	—	—	—	8,395	—	—	—	8,395
Shares issued:
Exercise of stock options	29,225	—	—	—	—	—	57	—	—	—	57
Issuance of restricted shares and vesting of restricted units	577,772	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(140)	—	—	—	(140)
Balance at December 31, 2023	101,696,143	$10	100,000	$100	758,125	$(71)	$850,989	$(46,493)	$(358,837)	$—	$445,698

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
December 31, 2023
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023 for $3,751. As a result, the Company owned 100% of all its subsidiaries as of December 31, 2023.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended December 31, 2023, are not necessarily indicative of the operating results for the full fiscal year.
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
Management considered the potential impacts of ongoing macroeconomic uncertainty due to global events such as the conflicts in Ukraine and Israel, inflation, disruptions in supply chains, recessionary concerns impacting the markets in which the Company operates, and others, on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management’s estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
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
The Company acquired In App for total estimated consideration in the range of $2,250 to $5,500, paid as follows: (1) $2,708 paid in cash at closing, including a working capital adjustment of approximately $460, with $1,000 of that amount held in escrow for one-year and (2) potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target. The earn out was not achieved for the calendar year ended December 31, 2022. The Company expects to pay approximately $1,100 for the earn out for the calendar year ended December 31, 2023.
On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, and (4) goodwill of $4,957.
During the three months ended December 31, 2023, the Company reassessed the fair value of the purchase price liability based on current forecasts. As a result of this assessment, no additional remeasurement was recorded. As of December 31, 2023, the total remeasurement gain was equal to $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Additionally, during the three months ended December 31, 2023, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $65 (see Note 6). The Company made these measurement period adjustments to reflect the release and refund of escrow amounts in relation to the acquisition purchase price adjustment.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
During the three months ended December 31, 2023, the Company purchased certain non-marketable equity securities for total proceeds of $9,138. As of December 31, 2023 and March 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $17,637 and $8,499, respectively, and is included in “Other non-current assets” in the accompanied consolidated balance sheet. The Company’s investments in these equity securities without readily determinable fair values represents a strategic investment in one of the largest independent Android application stores.
As the non-marketable equity securities are investments in a privately held company without a readily determinable fair value, the Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (loss), net in the Company's condensed consolidated statement of operations.
For the three and nine months ended December 31, 2023, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
Fair Value Measurements
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.
As of December 31, 2023 and March 31, 2023, Level 1 equity securities recorded at fair value were $546 and $0, respectively, and are classified as other non-current assets.

Note 5—Segment Information
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
A summary of segment information follows:

	Three months ended December 31, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$94,298	$49,181	$(845)	$142,634
Revenue share	60,276	10,933	(845)	70,364
Segment profit	$34,022	$38,248	$—	$72,270

	Three months ended December 31, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$96,316	$67,407	$(1,413)	$162,310
Revenue share	57,555	17,228	(1,413)	73,370
Segment profit	$38,761	$50,179	$—	$88,940

	Nine months ended December 31, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$291,608	$144,323	$(3,672)	$432,259
Revenue share	179,554	32,793	(3,672)	208,675
Segment profit	$112,054	$111,530	$—	$223,584

	Nine months ended December 31, 2022
	ODS	AGP	Eliminations	Consolidated
Net revenue	$323,419	$208,029	$(5,646)	$525,802
Revenue share	185,791	57,473	(5,646)	237,618
Segment profit	$137,628	$150,556	$—	$288,184
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	December 31, 2023	March 31, 2023
United States and Canada	$30,128	$25,903
Europe, Middle East, and Africa	13,394	13,395
Asia Pacific and China	76	29
Consolidated property and equipment, net	$43,598	$39,327

	December 31, 2023	March 31, 2023
United States and Canada	$139,588	$122,377
Europe, Middle East, and Africa	186,493	252,524
Asia Pacific and China	4,450	4,731
Consolidated intangible assets, net	$330,531	$379,632
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2023
	ODS	AGP	Total
United States and Canada	$37,927	$33,671	$71,598
Europe, Middle East, and Africa	42,947	11,290	54,237
Asia Pacific and China	12,823	4,201	17,024
Mexico, Central America, and South America	601	19	620
Elimination	—	—	(845)
Consolidated net revenue	$94,298	$49,181	$142,634

	Three months ended December 31, 2022
	ODS	AGP	Total
United States and Canada	$38,949	$29,911	$68,860
Europe, Middle East, and Africa	42,321	26,449	68,770
Asia Pacific and China	12,975	10,564	23,539
Mexico, Central America, and South America	2,071	483	2,554
Elimination	—	—	(1,413)
Consolidated net revenue	$96,316	$67,407	$162,310

	Nine months ended December 31, 2023
	ODS	AGP	Total
United States and Canada	$117,044	$96,844	$213,888
Europe, Middle East, and Africa	137,317	33,808	171,125
Asia Pacific and China	35,480	13,588	49,068
Mexico, Central America, and South America	1,767	83	1,850
Elimination	—	—	(3,672)
Consolidated net revenue	$291,608	$144,323	$432,259

	Nine months ended December 31, 2022
	ODS	AGP	Total
United States and Canada	$152,890	$115,957	$268,847
Europe, Middle East, and Africa	125,463	68,118	193,581
Asia Pacific and China	39,989	22,837	62,826
Mexico, Central America, and South America	5,077	1,117	6,194
Elimination	—	—	(5,646)
Consolidated net revenue	$323,419	$208,029	$525,802
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2023	$80,176	$481,400	$561,576
Purchase price adjustment	—	(65)	(65)
Foreign currency translation	—	(3,275)	(3,275)
Impairment of goodwill	$—	$(147,181)	$(147,181)
Goodwill as of December 31, 2023	$80,176	$330,879	$411,055

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

During the three months ended September 30, 2023, as a result of sustained decline in the quoted market price of the Company’s common stock, increase in interest rates, and the Company’s forecasted operating trends, the Company identified interim indicators of impairment related to the goodwill assigned to the AGP reporting unit. The Company completed an impairment assessment of its goodwill, and as a result of this review, recorded a $147,181 non-deductible, non-cash goodwill impairment charge for the AGP reporting unit for the three months ended September 30, 2023. There was no impairment of goodwill for the ODS reporting unit during the fiscal year.

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

For the three months ended December 31, 2023, no goodwill impairment charges were recorded.

As of December 31, 2023, the Company recorded a purchase price adjustment of $65 associated with the acquisition of In App Video.
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of December 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.01 years	$169,106	$(54,525)	$114,581
Developed technology	4.55 years	152,561	(60,204)	92,357
Trade names	1.58 years	70,032	(40,922)	29,110
Publisher relationships	17.10 years	109,134	(14,651)	94,483
Total		$500,833	$(170,302)	$330,531

	As of March 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.06 years	$170,281	$(39,925)	$130,356
Developed technology	5.28 years	146,596	(38,813)	107,783
Trade names	2.33 years	69,983	(27,115)	42,868
Publisher relationships	17.83 years	109,028	(10,403)	98,625
Total		$495,888	$(116,256)	$379,632
The Company recorded amortization expense of $15,936 and $48,282, respectively, during the three and nine months ended December 31, 2023, and $16,120 and $48,422, respectively, during the three and nine months ended December 31, 2022, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2024	$16,102
Fiscal year 2025	55,759
Fiscal year 2026	41,484
Fiscal year 2027	35,356
Fiscal year 2028	35,356
Thereafter	146,474
Total	$330,531
Note 7—Accounts Receivable

	December 31, 2023	March 31, 2023
Billed	$140,668	$136,921
Unbilled	85,295	51,474
Allowance for credit losses	(8,724)	(10,206)
Accounts receivable, net	$217,239	$178,189
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of December 31, 2023 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company recorded $1,348 and $2,575 of credit loss expense during the three and nine months ended December 31, 2023, respectively, and $683 and $2,932 of credit loss expense during the three and nine months ended December 31, 2022, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Note 8—Property and Equipment

	December 31, 2023	March 31, 2023
Computer-related equipment	$4,209	$3,527
Developed software	83,776	63,891
Furniture and fixtures	2,142	2,103
Leasehold improvements	3,754	3,647
Property and equipment, gross	93,881	73,168
Accumulated depreciation	(50,283)	(33,841)
Property and equipment, net	$43,598	$39,327
Depreciation expense was $5,073 and $14,657 for the three and nine months ended December 31, 2023, respectively, and $4,014 and $11,722 for the three and nine months ended December 31, 2022, respectively. Depreciation expense for the three and nine months ended December 31, 2023, includes $4,501 and $10,820, respectively, related to internal-use software included in general and administrative expense and $572 and $3,837, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2022, includes $2,394 and $7,139, respectively, related to internal-use software included in general and administrative expense and $1,620 and $4,583, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of December 31, 2023, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $7,302, of which $1,239 was included in prepaid expenses and other current assets and $6,063 was included in other non-current assets. As of March 31, 2023, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $736, and was included in other non-current assets.
As of December 31, 2023 and 2022, amortization expenses for implementation costs of cloud-based computing arrangements were $310 and $0, respectively.
Note 9—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	December 31, 2023
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$376,000	7.49%	0.30%
Debt obligations on the condensed consolidated balance sheets consist of the following:

	December 31, 2023	March 31, 2023
Revolver	$376,000	$413,134
Less: Debt issuance costs	(1,966)	(2,612)
Long-term debt, net of debt issuance costs	$374,034	$410,522
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
As of December 31, 2023, the Company had $376,000 drawn against the New Credit Agreement, classified as long-term debt on the condensed consolidated balance sheets, with remaining unamortized debt issuance costs of $1,966.
As of December 31, 2023, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.25%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.25%, based on the Company’s consolidated secured leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of December 31, 2023, the interest rate was 7.49% and the unused line of credit fee was 0.30%.
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
As of December 31, 2023, the Company had $149,000 available to draw on the revolving line of credit under the New Credit Agreement, excluding the accordion feature, subject to the required covenants. As of December 31, 2023, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
The Company entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund growth initiatives and meet general corporate obligations. Refer to Note 14 for further discussion.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Interest expense, net	$(7,351)	$(6,671)	$(22,008)	$(15,538)
Amortization of debt issuance costs	(211)	(211)	(635)	(619)
Unused line of credit fees and other	(104)	(31)	(257)	(67)
Total interest expense, net	$(7,666)	$(6,913)	$(22,900)	$(16,224)
Note 10—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”)
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of December 31, 2023, 4,407,643 shares of common stock were available for issuance as future awards under the 2020 Plan.

Stock Options
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2023	6,950,436	$12.73	6.12	$45,689
Granted	602,491	12.66
Exercised	(1,156,633)	3.31
Forfeited / Expired	(247,175)	34.28
Options outstanding as of December 31, 2023	6,149,119	$13.56	5.58	$14,162
Exercisable as of December 31, 2023	4,881,767	$11.23	4.77	$14,051
At December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $16,221, with an expected remaining weighted-average recognition period of 1.88 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2023	1,670,589	$24.96
Granted	4,171,248	10.53
Vested	(1,328,364)	17.23
Forfeited	(227,894)	16.84
Unvested restricted shares outstanding as of December 31, 2023	4,285,579	$13.23
At December 31, 2023, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $44,831, with an expected remaining weighted-average recognition period of 2.03 years.

Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended December 31, 2023, was $7,987 and $27,020, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the three and nine months ended December 31, 2022, was $7,620 and $19,643, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended December 31, 2023, the Company determined that achievement of the performance goals for certain PSU’s was improbable, and as a result, compensation expense of $985 related to the PSUs granted was reversed.
Note 11—Earnings per Share
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net (loss) income per common share	(14,061)	4,062	(183,942)	30,723
Less: net (loss) income attributable to non-controlling interest	—	43	(220)	118
Net (loss) income attributable to Digital Turbine, Inc.	$(14,061)	$4,019	$(183,722)	$30,605
Weighted-average common shares outstanding, basic	101,376	99,108	100,643	98,623
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.14)	$0.04	$(1.83)	$0.31
Weighted-average common shares outstanding, diluted	101,376	103,348	100,643	103,674
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.14)	$0.04	$(1.83)	$0.30
Potentially dilutive outstanding securities of 2,082,662 and 3,157,800 for the three and nine months ended December 31, 2023, respectively, and 1,477,381 and 1,462,517 for the three and nine months ended December 31, 2022, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 12—Income Taxes
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
During the three and nine months ended December 31, 2023, a tax benefit of $2,845 and $5,097, respectively, resulted in an effective tax rate of 16.8% and 2.7%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on deductions for compensation, state tax benefits and foreign rate differences.
During the three and nine months ended December 31, 2022, a tax benefit of $1,153 and a tax provision of $8,164 resulted in an effective tax rate of (39.6)% and 21.0%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to return to provision true-ups filed during the period.
Note 13—Commitments and Contingencies

Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $278,600 over the next four fiscal years.
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
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing on the motion to dismiss is complete as of November 13, 2023. The court has not yet issued a ruling on the Company’s motion to dismiss the amended complaint. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
As previously disclosed, on July 25, 2023, a stockholder (the “Plaintiff”) filed a Verified Stockholder Derivative and Class Action Complaint captioned Garfield v. Gyani, et al., C.A. No. 2023-0755-JTL (the “Action”) in the Delaware Court of Chancery (the “Court”). Plaintiff alleged that in May 2023, the Compensation and Human Capital Management Committee of the Company’s Board of Directors (the “Board”) granted the Company’s Chief Executive Officer certain equity awards that allegedly exceeded annual limits in the Company’s 2020 Equity Incentive Plan. Defendants denied any and all allegations that they engaged in any wrongdoing. On September 15, 2023, the Board amended the terms of the awards to the Company’s Chief Executive Officer to clarify that any awards exceeding the annual limit were void, thereby mooting the Plaintiff’s claims. The Plaintiff and the Company agreed that the Board’s amendment of the awards rendered the Plaintiff’s claims moot. The Company agreed to pay $180 to settle the Plaintiff’s claim to entitlement to an award of attorneys’ fees and reimbursement of expenses. On December 20, 2023, the Court entered a Stipulation and Order of Dismissal in the Action to reflect the settlement.

Note 14—Subsequent Events

The Company evaluated subsequent events through the issuance date of the accompanying condensed consolidated financial statements, which was February 7, 2024. There were no events or transactions during the subsequent event reporting period that required disclosure in the condensed consolidated financial statements, other than:

The Company entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund growth initiatives and meet general corporate obligations. The Third Amendment to the New Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate, which will be SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.

On February 5, 2024, the Company entered into an agreement with One Store Co., Ltd. (“One Store”), whereby the Company will invest $10,000 into One Store in exchange for shares of common stock of One Store, the largest alternative app store in South Korea. In addition, the Company agreed to make additional investments of $10,000 and $10,000 upon the achievement of two distinct performance milestones. Further, the Company agreed to invest $5,000 in a joint venture (“European Joint Venture”) upon achievement of the first above performance milestone and an additional $10,000 into the European Joint Venture upon achievement of the second performance milestone. It is anticipated that the Company would receive a 49.9% interest in the European Joint Venture. The Company expects to fund the initial investment of $10,000 during the three months ended March 31, 2024.

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
We are impacted by the volume of sales of new mobile devices by our partners, which has been below our expectations. We believe this is is driven by the impact of inflation, economic uncertainty, and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result in, a decrease in mobile phone sales volume. Continued weakness in the sale of new mobile devices is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.
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
While Russia’s invasion of Ukraine has not had a direct, material impact on our business, any European conflict, if expanded to include other countries would likely have a material, negative impact on general economic conditions and would impact our business directly.
Additionally, we continue to actively monitor the recent and ongoing conflict in Israel and the Gaza Strip for any material impacts to our business. While no adverse financial or operational impacts have been noted in the current period, if such conflict continues or escalates, it could have a potential negative impact on our business, given our significant presence in the region.
The extent of the impact of these macroeconomic factors on our operational and financial performance is also dependent on their impact on carriers and OEMs in relation to their sales of smartphones, tablets, and other devices, as well as the impact on application developers and in-app advertisers. If negative macroeconomic factors or geopolitical developments materially impact our partners over a prolonged period, our results of operations and financial condition could also be adversely impacted, the size and duration of which we cannot accurately predict at this time.
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
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment, including qualitative and quantitative factors such as the identification of reporting units, identification and allocation of assets and liabilities to reporting units, and determinations of fair value. In estimating the fair value of our reporting units when performing our annual impairment test, or when an indicator of impairment is present, we make estimates and significant judgments about the future cash flows of those reporting units and other estimates including appropriate discount rates. Discount rates can fluctuate based on various economic conditions including our capital allocation and interest rates, including the interest rates on U.S. treasury bonds. Changes in judgments on these assumptions and estimates, particularly expectations of revenue and cash flow growth rates in future periods and discount rates, could result in goodwill impairment charges.
As of September 30, 2023, the Company determined that the sustained decline in the quoted market price of the Company’s common stock and current and forecasted operating trends represented a change in circumstances that indicated that the fair value of the Company’s reporting units may be less than their carrying amounts. Therefore, the Company evaluated goodwill for impairment, which resulted in the recognition of an impairment charge for our AGP reporting unit of $147,181 during the three months ended September 30, 2023. There was no goodwill impairment charge recorded during the three months ended December 31, 2023.
In addition to evaluating goodwill for impairment when events or circumstances indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company also evaluates goodwill for impairment on an annual basis. The Company’s next annual evaluation of goodwill for impairment will be as of March 31, 2024. Given the goodwill impairment recorded for our AGP reporting unit during the three months ended September 30, 2023, material reductions in expected growth rates or increases in the discount rate could result in further goodwill impairments.
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
The Company entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund strategic growth initiatives and meet general corporate obligations. The Third Amendment to the New Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate, which will be SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.
On February 5, 2024, the Company entered into an agreement with One Store Co., Ltd. (“One Store”), whereby the Company will invest $10,000 into One Store in exchange for shares of common stock of One Store, the largest alternative app store in South Korea. In addition, the Company agreed to make additional investments of $10,000 and $10,000 upon the achievement of two distinct performance milestones. Further, the Company agreed to invest $5,000 in a joint venture (“European Joint Venture”) upon achievement of the first above performance milestone and an additional $10,000 into the European Joint Venture upon achievement of the second performance milestone. It is anticipated that the Company would receive a 49.9% interest in the European Joint Venture. The Company expects to fund the initial investment of $10,000 during the three months ended March 31, 2024.
Business Transformation Initiative
Beginning in fiscal year 2023, the Company entered into a business transformation project that includes the implementation of a new, global cloud-based enterprise resource planning (“ERP”) system to upgrade our existing enterprise-wide operating systems. Additionally, a new human resource system was also implemented to streamline employee management processes and enhance organizational effectiveness.We are also undertaking the consolidation of existing ancillary systems and deploying other new platforms and systems to improve our operations and drive business and cost efficiencies.

This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $4,763 and $7,291 of business transformation costs in the three and nine months ended December 31, 2023, respectively. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	% of Change	2023	2022	% of Change
Net revenue	$142,634	$162,310	(12.1)%	$432,259	$525,802	(17.8)%
Costs of revenue and operating expenses
Revenue share	70,364	73,370	(4.1)%	208,675	237,618	(12.2)%
Other direct costs of revenue	8,614	9,324	(7.6)%	27,244	27,438	(0.7)%
Product development	13,036	14,218	(8.3)%	42,873	43,087	(0.5)%
Sales and marketing	14,432	16,469	(12.4)%	45,546	48,017	(5.1)%
General and administrative	45,455	39,132	16.2%	127,339	114,328	11.4%
Impairment of goodwill	—	—	100.0%	147,181	—	100.0%
Total costs of revenue and operating expenses	151,901	152,513	(0.4)%	598,858	470,488	27.3%
(Loss) income from operations	(9,267)	9,797	(194.6)%	(166,599)	55,314	(401.2)%
Interest and other income (expense), net
Change in fair value of contingent consideration	—	—	100.0%	372	—	100.0%
Interest expense, net	(7,666)	(6,913)	10.9%	(22,900)	(16,224)	41.1%
Foreign exchange transaction (loss) gain	338	17	1888.2%	155	(595)	(126.1)%
Loss on extinguishment of debt	—	—		—	—	(126.1)%
Other income / (expense), net	(311)	8	(3987.5)%	(67)	392	(117.1)%
Total interest and other expense, net	(7,639)	(6,888)	10.9%	(22,440)	(16,427)	36.6%
(Loss) income before income taxes	(16,906)	2,909	(681.2)%	(189,039)	38,887	(586.1)%
Income tax (benefit) provision	(2,845)	(1,153)	146.7%	(5,097)	8,164	(162.4)%
Net (loss) income	(14,061)	4,062	(446.2)%	(183,942)	30,723	(698.7)%
Net revenue

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	% of Change	2023	2022	% of Change
Net revenue
On Device Solutions	$94,298	$96,316	(2.1)%	$291,608	$323,419	(9.8)%
App Growth Platform	49,181	67,407	(27.0)%	144,323	208,029	(30.6)%
Elimination	(845)	(1,413)	(40.2)%	(3,672)	(5,646)	(35.0)%
Total net revenue	$142,634	$162,310	(12.1)%	$432,259	$525,802	(17.8)%
Comparison of the three and nine months ended December 31, 2023 and 2022
Over the three-month comparative periods, net revenue decreased by $19,676 or 12.1%, and over the nine-month comparative periods, net revenue decreased by $93,543 or 17.8%. See the segment discussion below for further details regarding net revenue.

On Device Solutions

ODS revenue for the three months ended December 31, 2023, decreased by $2,018 or 2.1% compared to the three months ended December 31, 2022. Revenue from content media declined by approximately $3,332 primarily due to the end of a carrier partnership that resulted in lower daily active users on prepaid devices. Revenue from application media increased by approximately $1,314. The increase was primarily driven by higher strategic demand and revenue-per-device in the United States (“US”) market. This increase was partially offset by lower device volume in our international markets.

ODS revenue for the nine months ended December 31, 2023, decreased by $31,811 or 9.8% compared to the nine months ended December 31, 2022. Revenue from content media declined by approximately $29,656 for the same reason as noted above for the three months ended December 31, 2023. In addition, application media revenue declined by approximately $2,155 for the nine months ended December 31, 2023. The decline in revenue in application media was primarily due to lower device volumes in the US and internationally, partially offset by higher revenue-per-device, resulting in a $2,908 decrease in revenue. This decrease was partially offset by higher revenue from strategic demand customers of approximately $754. The nine months ended December 31, 2022 included revenue of $13,700 for two contract amendments with strategic demand customers.
App Growth Platform
AGP revenue for the three months ended December 31, 2023, decreased by $18,226 or 27.0% compared to the three months ended December 31, 2022. Performance and brand advertising revenue declined by approximately $11,132 and advertising exchange revenue declined by approximately $2,398, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. Revenue also declined by $4,696 due to a reseller partnership in the Nordic region, which ended on December 31, 2022.
AGP revenue for the nine months ended December 31, 2023, decreased by $63,706 or 30.6% compared to the nine months ended December 31, 2022. Performance and brand advertising revenue declined by approximately $29,425 and advertising exchange revenue declined by $23,088, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. In addition, revenue declined by $11,193 due to a reseller partnership in the Nordic region, which ended on December 31, 2022.
Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	% of Change	2023	2022	% of Change
Costs of revenue and operating expenses
Revenue share	$70,364	$73,370	(4.1)%	$208,675	$237,618	(12.2)%
Other direct costs of revenue	8,614	9,324	(7.6)%	27,244	27,438	(0.7)%
Product development	13,036	14,218	(8.3)%	42,873	43,087	(0.5)%
Sales and marketing	14,432	16,469	(12.4)%	45,546	48,017	(5.1)%
General and administrative	45,455	39,132	16.2%	127,339	114,328	11.4%
Impairment of goodwill	—	—	100.0%	147,181	—	100.0%
Total costs of revenue and operating expenses	$151,901	$152,513	(0.4)%	$598,858	$470,488	27.3%
Comparison of the three and nine months ended December 31, 2023 and 2022
Total costs of revenue and operating expenses decreased by $612 or 0.4% and increased by $128,370 or 27.3%, respectively, for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022.
Total costs of revenue and operating expenses included an impairment of goodwill of 147,181. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $612 or 0.4% and $18,811 or 4.0%, respectively, for the three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022.

The decrease in total costs of revenue and operating expenses for both comparative periods, after excluding the impairment of goodwill, was primarily due to lower revenue share, partially offset by higher general and administrative costs. The reduced revenue share is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included total business transformation, severance and transaction costs of $5,718 and $9,535, respectively, for the three and nine months ended December 31, 2023, compared to $2,407 and $4,990, respectively, for the three and nine months ended December 31, 2022.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share decreased by $3,006 or 4.1% to $70,364 for the three months ended December 31, 2023, and was 49.3% as a percentage of total net revenue compared to $73,370, or 45.2% of total net revenue, for the three months ended December 31, 2022.
Revenue share decreased by $28,943 or 12.2% to $208,675 for the nine months ended December 31, 2023, and was 48.3% as a percentage of total net revenue compared to $237,618, or 45.2% of total net revenue, for the nine months ended December 31, 2022.
The decrease in revenue share was attributable to the decrease in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. The increase in revenue share as a percentage of total net revenue for the three and nine months ended December 31, 2023 compared to the prior year comparative periods, was primarily due to revenue mix changes, specifically net revenue from AGP, which has a higher margin profile, represented a lower portion of total revenue. In addition, the three and nine months ended December 31, 2022 included the benefit of a contractual revenue share adjustment with an ODS partner.
Other direct costs
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue decreased by $710 or 7.6% to $8,614 for the three months ended December 31, 2023, and was 6.0% as a percentage of total net revenue compared to $9,324, or 5.7% of total net revenue, for the three months ended December 31, 2022. The decrease in other direct costs was primarily due to slightly lower amortization of developed technology intangible assets. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue.
Other direct costs of revenue decreased by $194 or 0.7% to $27,244 for the nine months ended December 31, 2023, and was 6.3% as a percentage of total net revenue compared to $27,438, or 5.2% of total net revenue, for the nine months ended December 31, 2022. The decrease in other direct costs was primarily due to slightly lower amortization of developed technology intangible assets. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.

Product development expenses decreased by $1,182 or 8.3% to $13,036 for the three months ended December 31, 2023, compared to $14,218 for the three months ended December 31, 2022. Product development expenses included severance and acquisition-related costs of approximately $256 for the three months ended December 31, 2023. Product development expenses for the three months ended December 31, 2023 also included business transformation costs of approximately $1,424. Product development expenses included acquisition-related costs of $542 and severance costs of $323 for the three months ended December 31, 2022.

Product development expenses, after excluding severance, acquisition-related and business transformation costs, decreased by approximately $1,997 for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in product development expenses was primarily due to lower employee-related costs, including base salary and incentive compensation of $1,478, depreciation and amortization expense of $1,015, and other operating costs, including third-party development of $682. These decreases were partially offset by higher hosting and software costs of $1,177.
Product development expenses decreased by $214 or (0.5)% to $42,873 for the nine months ended December 31, 2023, compared to $43,087 for the nine months ended December 31, 2022. Product development expenses included severance and acquisition-related costs of approximately $647 for the nine months ended December 31, 2023. Product development expenses for nine months ended December 31, 2023 also included business transformation costs of approximately $2,716. Product development expenses included acquisition-related costs of $1,627 and severance costs of $323 for the nine months ended December 31, 2022.
Product development expenses, after excluding severance, acquisition-related and business transformation costs, decreased by approximately $1,647 for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The decrease in product development expenses was primarily due to lower employee-related costs, mostly incentive compensation of $1,043, depreciation and amortization expense of $1,918, reduced third-party development costs of $864, and other operating costs, including facilities and travel of $932. These decreases were partially offset by higher hosting and software costs of $3,131.
Product development expenses, excluding business transformation costs, acquisition-related costs and severance costs, changed to 8.0% and 9.1% of total net revenue for the three and nine months ended December 31, 2023, respectively, compared to 8.2% and 7.8% of total net revenue for the three and nine months ended December 31, 2022, respectively. The increase in product development expenses as a percentage of total net revenue for the nine months ended December 31, 2023 was due to revenues declining at a rate faster than product development expenses due to the Company’s continued investments in its technology platforms.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.

Sales and marketing expenses decreased by $2,037 or 12.4% to $14,432 for the three months ended December 31, 2023, and was 10.1% as a percentage of total net revenue compared to $16,469, or 10.1% of total net revenue, for the three months ended December 31, 2022. Sales and marketing expenses included severance costs of approximately $575 and $652 for the three months ended December 31, 2023 and December 31, 2022, respectively.

Sales and marketing expenses, after excluding severance expenses, decreased by approximately $1,960 for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in sales and marketing expenses was primarily due to lower incentive compensation costs of $937, lower costs for sales events and sales related travel of $632, and other operating costs, including recruiting and relocation costs, of $337.
Sales and marketing expenses decreased by $2,471 or 5.1% to $45,546 for the nine months ended December 31, 2023, and was 10.5% as a percentage of total net revenue compared to $48,017, or 9.1% of total net revenue, for the nine months ended December 31, 2022. Sales and marketing expenses included severance and acquisition-related costs of approximately $1,199 and $814 for the nine months ended December 31, 2023 and December 31, 2022, respectively.
Sales and marketing expenses, after excluding severance expenses, decreased by approximately $2,856 for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The decrease in sales and marketing expenses was primarily due to lower costs for sales events and sales related travel of $1,123 mostly due to timing, reduced recruiting and relocation of sales personnel of $384, reduction in the use of professional services of $337, and lower incentive compensation of $366. In addition, other operating costs declined due to lower sales volume, including marketing supplies, of $885.

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

General and administrative expenses increased by $6,323 or 16.2% to $45,455 for the three months ended December 31, 2023 compared to $39,132 for the three months ended December 31, 2022. General and administrative expenses included severance and acquisition-related costs of approximately $78 and $46 for the three months ended December 31, 2023, respectively. General and administrative expenses for three months ended December 31, 2023 also included business transformation costs of approximately $3,339. General and administrative expenses included acquisition-related and severance costs of approximately $700 and $135, respectively for the three months ended December 31, 2022.
General and administrative expenses, after excluding severance, acquisition-related and business transformations costs, increased by $3,695 for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was primarily due to higher depreciation and amortization of $2,949, professional services including audit, tax and legal fees of $943, and bad debt expense of approximately $481. These increases were partially offset by lower compensation costs, primarily incentive compensation, of $676,
General and administrative expenses increased by $13,011 or 11.4% to $127,339 for the nine months ended December 31, 2023, compared to $114,328 for the nine months ended December 31, 2022. General and administrative expenses included severance and acquisition-related costs of approximately $400 and $2,226 for the nine months ended December 31, 2023 and December 31, 2022, respectively. General and administrative expenses for nine months ended December 31, 2023 also included business transformation costs of approximately $4,575.
General and administrative expenses, after excluding severance, acquisition-related costs and business transformation costs, increased by $10,262 for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The increase was primarily due to higher stock-based compensation of approximately $7,302, depreciation and amortization of $5,471, and professional services including audit, tax and legal fees, of $1,131, These increases were partially offset by lower employee-related costs, primarily cash incentive compensation of approximately $1,436, bad debt expense of approximately $547, recruiting and relocation costs of $478, and other operating costs, including software and travel of approximately $1,182.
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

For the three months ended December 31, 2023, no goodwill impairment charges were recorded.

Interest and other income (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	% of Change	2023	2022	% of Change
Interest and other income (expense), net
Change in fair value of contingent consideration	$—	$—	100.0%	$372	$—	100.0%
Interest expense, net	$(7,666)	$(6,913)	10.9%	(22,900)	(16,224)	41.1%
Foreign exchange transaction (loss) gain	338	17	1,888.2%	155	(595)	(126.1)%
Other income / (expense), net	(311)	8	(3,987.5)%	(67)	392	117.1%
Total interest and other expense, net	$(7,639)	$(6,888)	10.9%	$(22,440)	$(16,427)	36.6%
Comparison of the three and nine months ended December 31, 2023 and 2022
Interest expense, net
For the three and nine months ended December 31, 2023, interest expense, net, increased by $753 or 10.9% and $6,676 or 41.1%, respectively, compared to the three and nine months ended December 31, 2022, primarily due to an increase in interest rates of 201 basis points and 309 basis points, respectively, and lower average outstanding borrowings of $71,967 and $77,178, respectively, over the comparative periods.
Income tax provision (benefit)

During the three and nine months ended December 31, 2023, a tax benefit of $2,845 and $5,097, respectively, resulted in an effective tax rate of 16.8% and 2.7%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on deductions for compensation, state tax benefits and foreign rate differences.

During the three and nine months ended December 31, 2022, a tax benefit of $1,153 and a tax provision of $8,164 resulted in an effective tax rate of (39.6)% and 21.0%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to return to provision true-ups filed during the period.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of December 31, 2023, we had unrestricted cash of approximately $48,959 and $149,000 available to draw under the New Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. We generated $40,433 in cash flows from operating activities for the nine months ended December 31, 2023.
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

Outstanding Secured Indebtedness

Our outstanding secured indebtedness under the New Credit Agreement is $376,000 as of December 31, 2023. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $1,966, on our condensed consolidated balance sheets as of December 31, 2023. For further description of the terms of the New Credit Agreement, see Note 9—Debt under the heading “Revolver” in the notes to our consolidated financial statements under Part I, Item 1 of this Report.
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
As of December 31, 2023, we were in compliance with all covenants under the New Credit Agreement. Additionally, the Company entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund growth initiatives and meet general corporate obligations. Refer to Note 14 for further discussion.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $278,600 over the next four fiscal years.
Cash Flow Summary ($ in thousands)

	Nine months ended December 31,
	2023	2022	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$40,433	$97,514	(58.5)%
Equity investments	(9,678)	(4,000)	142.0%
Purchase price adjustment related to business acquisition	65	(2,708)	(102.4)%
Capital expenditures	(17,384)	(18,598)	(6.5)%
Net cash used in investing activities	$(26,997)	$(25,306)	6.7%
Proceeds from borrowings	25,000	18,000	38.9%
Payment of debt issuance costs	—	(94)	(100.0)%
Repayment of debt obligations	(62,134)	(129,500)	(52.0)%
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(1,176)	(6,202)	(81.0)%
Options exercised	2,786	1,095	154.4%
Net cash used in financing activities	$(39,275)	$(116,701)	(66.3)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $40,433 for the nine months ended December 31, 2023, compared to $97,514 for the nine months ended December 31, 2022. The decrease of $57,081 was due to the following:
•$214,665 decrease in net income, which includes the goodwill impairment charge of $147,181.
•$12,605 increase due to changes in operating assets and liabilities, driven primarily by working capital changes, including an increase in accounts payable, accrued compensation, and other current liabilities, partially offset by a decrease in accounts receivable; and
• $144,979 increase in non-cash charges during the nine months ended December 31, 2023 primarily related to goodwill impairment and increased stock-based compensation, partially offset by lower right-of-use assets and deferred income taxes for the nine months ended December 31, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the nine months ended December 31, 2023, net cash used in investing activities increased by $1,691 to approximately $26,997. Our cash used in investing activities for the nine months ended December 31, 2023 and December 31, 2022, was primarily comprised of capital expenditures related to internally-developed software and equity investments in strategic businesses.
Financing Activities
For the nine months ended December 31, 2023, net cash used in financing activities was approximately $39,275, which was comprised of: (1) the net repayment of debt obligations of $62,134, (2) payment of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries, (3) payment of payroll withholding taxes for net share settlement of equity awards of $1,176. These cash outflows were partially offset by cash inflows comprising of proceeds from borrowings of $25,000 and stock option exercises of $2,786.
For the nine months ended December 31, 2022, net cash used in financing activities was approximately $116,701, which was comprised of repayment of debt obligations of $129,500, payment of payroll withholding taxes for net share settlement of equity awards of $6,202, partially offset by cash inflows from stock option exercises of $1,095.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal third quarter ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended December 31, 2023, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced our previous ERP systems, including our accounting systems and general ledgers. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time-to-time in the ordinary course of its business.
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing on the motion to dismiss is complete as of November 13, 2023. The court has not yet issued a ruling on the Company’s motion to dismiss the amended complaint. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases have been stayed under a court order, pending a ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
As previously disclosed, on July 25, 2023, a stockholder (the “Plaintiff”) filed a Verified Stockholder Derivative and Class Action Complaint captioned Garfield v. Gyani, et al., C.A. No. 2023-0755-JTL (the “Action”) in the Delaware Court of Chancery (the “Court”). Plaintiff alleged that in May 2023, the Compensation and Human Capital Management Committee of the Company’s Board of Directors (the “Board”) granted the Company’s Chief Executive Officer certain equity awards that allegedly exceeded annual limits in the Company’s 2020 Equity Incentive Plan. Defendants denied any and all allegations that they engaged in any wrongdoing. On September 15, 2023, the Board amended the terms of the awards to the Company’s Chief Executive Officer to clarify that any awards exceeding the annual limit were void, thereby mooting the Plaintiff’s claims. The Plaintiff and the Company agreed that the Board’s amendment of the awards rendered the Plaintiff’s claims moot. The Company agreed to pay $180 to settle the Plaintiff’s claim to entitlement to an award of attorneys’ fees and reimbursement of expenses. On December 20, 2023, the Court entered a Stipulation and Order of Dismissal in the Action to reflect the settlement.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

The Company entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund growth initiatives and meet general corporate obligations. The Third Amendment to the New Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate, which will be SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio. The description of the Third Amendment provided herein is qualified by reference to the Third Amendment, which is attached to this Form 10-Q as Exhibit 10.2 and is incorporated by reference herein.

On February 5, 2024, the company entered into a Master Agreement (“Master Agreement”) with One Store Co., Ltd. (“One Store”), pursuant to which (a) the Company would invest $10,000 into One Store in exchange for shares of common stock of One Store, (b) upon the achievement of a performance milestone, the Company would invest an additional $10,000 into One Store in exchange for shares of common stock of One Store, which milestone would be achieved upon (i) the execution of a joint venture agreement between the Company and One Store, which joint venture would operate the alternative app market business for the companies in Europe (the “European Joint Venture”), and (ii) the entry into an agreement between One Store and at least two major carriers pursuant to which such major carriers would preload an ADK that would contain the Company’s Ignite SDK functions (provided, that either party may terminate this funding obligation if such funding does not occur within 18 months of the initial funding), (c) upon the achievement of a second performance milestone, the Company would invest an additional $10,000 into One Store in exchange for shares of common stock of One Store, which milestone would be achieved upon the deployment of a device in Europe by a major carrier preloaded with an ADK that would contain the Company’s Ignite SDK functions (provided, that either party may terminate this funding obligation if such funding does not occur by December 31, 2025), and (d) the Company would invest $5,000 in the European Joint Venture upon achievement of the first above performance milestone and an additional $10,000 into the European Joint Venture upon achievement of the second above performance milestone. The Company would receive a 49.9% interest in the European Joint Venture. The description of the Master Agreement provided herein is qualified by reference to the Master Agreement, which is attached to this Form 10-Q as Exhibit 10.3 and is incorporated by reference herein.

On February 6, 2024, the Company and Matt Gillis entered into a mutual Separation and Release Agreement pursuant to which the employment of Matt Gillis, President of the Company, will terminate effective on March 31, 2024. Under the Separation and Release Agreement (1) Mr. Gillis would provide transition services to the Company until March 31, 2024, (2) Mr. Gillis would be eligible to receive his annual bonus for fiscal year 2024 (if any) to the extent earned and payable under the terms of the Company’s annual bonus plan, (3) the Company will pay Mr. Gillis a severance amount of $420, (4) the Company will automatically accelerate the vesting of his stock option and RSU equity awards that were scheduled to vest through June 30, 2024, and (5) Mr. Gillis would provide the Company a release. The Separation and Release Agreement is filed as Exhibit 10.4 to this Form 10-Q and is incorporated in this Item 5 by reference.

On February 5, 2024, Mike Miller, the Chief Accounting Officer of the Company, resigned from his positions with the Company to be effective on February 27, 2024.

Barrett Garrison, the Chief Financial Officer of the Company, will assume the responsibilities of the principal accounting officer of the Company in addition to his responsibilities as the principal financial officer of the Company. Mr. Garrison’s biographical information and employment agreement are disclosed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 18, 2023.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1#^	Addendum to the Class A1 Preferential Shares Investment Agreement, dated as of November 8, 2023, by and among the shareholders of Aptoide, S.A., Digital Turbine USA, Inc. and Aptoide, S.A. *
10.2

Third Amendment to Amended and Restated Credit Agreement, dated as of February 5, 2024, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. *

10.3	Master Agreement, dated as of February 5, 2024, by and between Digital Turbine, Inc. and One Store Co., Ltd. *
10.4	Mutual Separation and Release Agreement, dated as of February 6, 2024, by and between the Company and Matt Gillis. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101	INS XBRL Instance Document. *
101	SCH XBRL Schema Document. *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *
101	LAB XBRL Taxonomy Extension Label Linkbase Document. *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *
*    Filed herewith.
+    In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed, as part of this Quarterly Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.
#    Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
^    Certain portions of this Exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the Securities and Exchange Commission upon its request.
•SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.

Dated: February 7, 2024	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: February 7, 2024	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)