Form 10-K
period 2024-03-31
Digital Turbine, Inc.
filed 2024-05-28
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2023, was $582,248,140.
As of May 23, 2024, the Company had 102,506,695 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

DIGITAL TURBINE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED March 31, 2024

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
•Our business and reputation could be impacted by information technology system failures and network disruptions.
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
•Entry into new lines of business, and our offering of new products and services, resulting from our investments may result in exposure to new risks.
•Litigation may harm our business.
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
•Risk related to geopolitical conditions and the global economy, including conflicts, financial markets, and inflation.
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
•A material weakness in our internal control over financial reporting and disclosure controls and procedures could, if not remediated, result in material misstatements in our financial statements.
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
Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the

“Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries Digital Turbine USA, Inc., Digital Turbine (EMEA) Ltd., Digital Turbine Singapore Pte. Ltd. , Digital Turbine Luxembourg S.a.r.l., GmbH, Digital Turbine Media, Inc. (“DT Media”), Mobile Posse, Inc. (“Mobile Posse”), Triapodi Ltd and Triapodi Inc. (collectively, “Appreciate”), AdColony Holding AS (“AdColony”), and Fyber N.V. (“Fyber”).
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
Our Products and Services
The Company reports its results of operations through the following two segments, each of which represents an operating and a reportable segment, as follows:
On Device Solutions
The Company’s ODS business consists of products and services that simplify the discovery and delivery of mobile apps and content media for device end-users. ODS is comprised of the following product and service groups:
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
•User acquisition tools including SingleTap® and the Company’s DSP (“DT DSP”) that removes friction in the app install process, delivering apps to devices with a single touch, resulting in higher conversion rates.
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
•Our primary competition for ODS comes from the Google Play application store. Broadly, our ODS platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as Facebook, Snapchat, Unity Software, lnMobi, Magnite, AppLovin, and others. These companies can be both customers for Digital Turbine products, as well as competitors in certain cases. We compete with smaller competitors, but the more material competition is internally-developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
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
•Our competition for AGP products and services comes from a diverse group of companies, including AppLovin, Unity Software, and Liftoff. The competition in this area is significant and multifaceted, including our ability to offer technological advantages to both demand-side and supply-side partners, as well as maintain and expand relationships that provide access to ad inventory.
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
Product Development
We devote substantial resources to the development, technology support, and quality assurance of our products in order to meet the needs of our customers and our own strategic objectives. Our product development expenses consist primarily of salaries and benefits for employees and consultants working on creating, developing, editing, programming, performing quality assurance, obtaining wireless carrier ratification, and deploying our products across various wireless carriers, OEMs, advertisers, publishers, and on our internal platforms. Total product development costs incurred for the fiscal years ended March 31, 2024, 2023, and 2022, were $54,157, $56,486, and $52,723, respectively.
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
We design, test, and update our products, services, and websites regularly, and we have developed our proprietary solutions in-house. Our know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We take steps to protect our know-how, trade secrets, and other confidential information, in part, by entering into confidentiality agreements with our employees, consultants, developers, and vendors who have access to our confidential information, and generally limiting access to and distribution of our confidential information. We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position.
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
Supply partners in our AGP business are primarily comprised of app publishers and are generally non-exclusive. Our contracts with publishers are generally one-year in length, renewable annually, and are cancellable with short-term notification periods by either party. Generally, the Company compensates app publishers through a revenue share model or via direct CPM, cost-per-install (“CPI”), cost-per-placement (“CPP”), or cost-per-acquisition (“CPA”) arrangements. Such payments to app publishers are recorded as an expense in our consolidated financial statements.
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
For the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not generate revenue from any single supply partner that was more than 10% of our net revenue. Further, no single customer was responsible for more than 10% of our net revenue during the fiscal years ended March 31, 2024, 2023, and 2022.
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
People and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. As of March 31, 2024, we employed 754 full-time employees globally, including 335 employees in North America, 337 employees in Europe and the Middle East, 68 employees in Asia Pacific, and 14 employees in Latin America. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives focused on achieving these objectives include:
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
Available Information
Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at https://www.digitalturbine.com generally as soon as reasonably practicable after such reports are electronically filed or furnished with the SEC. Such reports and other information we file with the SEC may also be found on the SEC’s website at https://www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.
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
We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts may be costly and these efforts may not yield the anticipated returns, which could adversely impact our operating results and financial condition.
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
We have operations in North America, Germany, Israel, India, South America, Singapore, and Turkey and a sales presence and customers all over the world. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure such efforts will be successful. We expect our business will return to growth in the foreseeable future as we continue to pursue opportunities globally, which will require the dedication of management attention and financial resources.
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

•geopolitical actions targeting or addressing international regions or countries, including China;
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
Our financial results could vary significantly from period-to-period and are difficult to predict.
Our revenue and operating results could vary significantly from period-to-period because of a variety of factors, many of which are outside of our control, including the seasonal nature of advertiser spending. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. Additionally, Individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenue and margins in any quarter, and the loss of one or more could cause a shortfall in revenue that could adversely affect financial results for that quarter.

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
•changes in regional or global business, political, macroeconomic and market conditions, including as a result of conflicts, hostilities, the COVID-19 pandemic, inflation, and rising interest rates, which may impact the other factors described above.
•the timing of compensation expense associated with equity compensation grants; and
•decisions by us to incur additional expenses for product and service development.
As a result of these and other factors, including seasonality attributable to the holiday seasons, our operating results may not meet the expectations of investors or public market analysts. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
A significant portion of our revenue is currently being derived from a limited number of wireless carriers and customers. If any one of these carriers or customers were to terminate their agreement with us or if they were unable to fulfill their payment obligations, our financial condition and results of operations would suffer.
In our ODS business, we rely on wireless carriers and OEMs to distribute our products and services. A significant portion of our ODS business is derived from a limited number of wireless carriers. Our failure to maintain our relationships with these carriers, establish relationships with new carriers, or a loss or change of terms could materially reduce our revenue and thus harm our business, operating results, and financial condition.
Our contracts with advertiser and publisher customers do not generally include long-term obligations requiring them to purchase our services and are cancellable upon short or no notice and without penalty. We have both exclusive and non-exclusive carrier and OEM agreements. Historically, our carrier and OEM agreements have had terms of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party, but going forward terms in carrier and OEM agreements may vary. In addition, some carrier and OEM agreements provide that the parties can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers and OEMs to market or distribute any of our products or services. We cannot give any assurance that our advertiser and publisher customers will continue to use our services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue.
A significant portion of our revenue is also impacted by the level of advertising spend. If advertising spend is lower than our expectations -- a factor over which we have no control as we do not determine our customers’ advertising budgets -- our revenue will be impacted negatively.
From time-to-time, we expect that a limited number of our advertising customers will account for a significant share of our advertising revenue. This customer concentration increases the risk of quarterly fluctuations in our revenue and operating results. Our advertiser customers may reduce or terminate their business with us at any time for any reason, including changing economic conditions, changes in their financial condition or other business circumstances. If a large advertising customer representing a substantial portion of our business decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.
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

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the U.S. and the global economy, including the conflict in Israel, the Russia-Ukraine Conflict, the impact of U.S. - China relations, inflation and global supply constraints. Current or future global market uncertainties or downturns and associated macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, changes in foreign currency exchange rates, the impact of global instability in many parts of the world and public health crises, may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.
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
We may at times collect, store, process, and transmit information of, or on behalf of, our customers that may include certain types of confidential information that may be considered personal or sensitive and that are subject to laws that apply to data breaches. We intend to take reasonable steps to protect the security, integrity, and confidentiality of the information we collect, process, and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information. If unauthorized disclosure or access occurs, we may need to notify the affected individuals, our business partners, or regulators, as mandated by relevant laws and regulations. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. Further, certain foreign countries have adopted laws applicable to personal data and data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons or business partners whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of the commercial relationships with such partner or a reduction in customer confidence and usage of our services. We may also be subject to litigation alleging the improper use, processing, transmission, or storage of confidential information, which could damage our reputation among our current and potential customers, require significant expenditure of capital and other resources, and cause us to lose business and revenue.
Our business and reputation are impacted by information technology system failures and network disruptions.
We and our products are dependent on complex information technology systems and could be exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System upgrades, redundancy and other continuity measures may be ineffective or inadequate, and our or our vendors’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact our business by, among other things, preventing access to our online services, interfering with customer transactions or impeding the development of our products. These events could materially adversely affect our business, reputation, results of operations and financial condition.
System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
Malicious software like ransomware, viruses, and social engineering tactics such as phishing attacks are increasingly common in advertising and mobile app environments. Any successful or attempted security breaches could result in system disruptions, degrade user experiences, and impair our internal operations. Moreover, these incidents could damage our reputation, financial stability, and overall business performance. Despite our efforts to safeguard data and respond to threats, challenges like software bugs, human errors, cyberattacks, or physical breaches may undermine our defenses. Consequently, clients and users may lose confidence in our products, leading to reputational harm and market setbacks.
As cyber threats advance in complexity and frequency, they may remain undetected for extended periods. While we've implemented systems and protocols to safeguard our data, user information, and collaborations, and to mitigate risks such as data loss and unauthorized activities, we cannot guarantee absolute security. Despite our efforts, we may not always identify breaches promptly or respond effectively. Therefore, we cannot always ensure the efficacy of our security measures or the success of our remedial actions.
The expenses incurred to mitigate cyber or security issues, such as viruses, worms, and malware, could be substantial. Despite our efforts, resolving these issues may not always be successful and could lead to service interruptions, delays, or the loss of customers. We handle proprietary and sensitive data related to our operations, and any breaches or accidental disclosures of this information, including due to fraud or deception, could pose significant risks. Such incidents may result in litigation, liability, damage to our brand, or harm to our business and reputation.
We are bound by numerous laws and regulations in the United States and internationally concerning cybersecurity and data protection. Some of these laws allow individuals to take legal action against us. Many regions have imposed obligations regarding breach notifications, and our agreements with specific customers or partners may necessitate us to inform them or fulfill other duties in case of a security breach. Individuals affected by breaches or governmental bodies may pursue legal or regulatory measures against us for actual or perceived breaches or unauthorized access or disclosure of data.
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
Our future success also depends on our ability to identify, attract, and retain highly skilled technical, managerial, financial, marketing, and creative talent. We face intense competition for qualified individuals from numerous technology, marketing, and mobile entertainment companies. Further, we conduct international operations in North America, Germany, Israel, India, South America, Singapore, and Turkey, areas that, similarly to our headquarters’ region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals, which may require us to incur significant costs to attract and retain them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational, and managerial requirements, or may be required to pay increased compensation in order to do so.
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
Entry into new lines of business, and our offering of new products and services, resulting from our investments may result in exposure to new risks.
New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
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

•Our primary competition for media distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, Unity (ironSource), WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor International, Magnite, Brightcove, AppLovin, and others. These companies can be customers for Digital Turbine products, but also competitors in certain cases. Our more material competition is internally developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
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
Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or publishers or by introducing new technology tools for advertisers or developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. Our business will suffer to the extent that our developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share.
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
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged and subsequently spread worldwide. A future major epidemic or pandemic could result in foreign, federal, state, and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses and recommendations that people remain at home. Such an event may come with significant uncertainty regarding the extent to which and how long it disrupts the U.S. and/or global economy.
Disruption to our business operations as a result of war and hostilities in Israel and other conditions in Israel that affect our operations may limit our ability to develop, produce and sell our products.
Our operations and personnel located in Israel may be affected by the ongoing hostilities the region is facing. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in several armed conflicts and is the target of terrorist activity, including threats from Hezbollah militants in Lebanon, Iranian militia in Syria, and others. While our offices are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to operate and deliver products to customers, a prolonged war or an escalation of the current conditions in Israel could adversely affect our business.
Since October 7, 2023, the hostilities in Israel and the Gaza Strip have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. We have a significant business presence in the region, and therefore, continuation or escalation of the conflict could cause significant adverse financial impacts, due to reductions in demand and/or interruptions in business operations.
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
Industry Regulatory Risks
We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to data governance, privacy and data security. The restrictions and costs imposed by these legal requirements, or our actual or perceived failure to comply with them, could harm our business.

Our platform relies on our ability to process the information of our customers and end users. These activities are regulated by a variety of federal, state, local, and international privacy, data governance, and data security laws and regulations, which have become increasingly stringent in recent years.

Most jurisdictions in which we or our customers operate have enacted or are in the process of enacting privacy, data governance, and data security laws and regulations. In this regard, it is important to highlight the European Union’s GDPR and the UK GDPR that regulate the processing of personal data in the European Economic Area (“EEA”) member states and in the UK. Both impose a strict data protection compliance regime. We are subject to the supervision of local data protection and data governance authorities in those EEA and UK jurisdictions where we are established or otherwise subject to the GDPR and the UK GDPR. Fines for certain breaches of the GDPR are significant. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of personal data, enforcement notices, or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. This private right of action may increase the likelihood of, and risks associated with data breach litigation. In addition to increasing our compliance costs and potential liability, the California Consumer privacy Act (“CCPA”) created restrictions on “sales” of personal information that may restrict the disclosure of personal information for advertising purposes. Our advertising business relies, in part, on such disclosure and could be materially and adversely affected by the CCPA’s restrictions.

Data privacy legislation imposes restrictions on cross-border personal data transfers, with some countries enacting data localization laws. Notably, the GDPR, UK GDPR, and other European and UK data protection statutes generally bar personal data transfer from the EEA, UK, and Switzerland to the U.S. and many other nations, except to entities in countries offering adequate protection or with specific safeguards in place. When transferring personal data outside the EEA or UK to non-"adequate" countries, we ensure compliance with relevant laws, potentially utilizing derogation or implementing standard contractual clauses. Since November 2023, we've participated in the EU-US Data Privacy Framework (“EU-US DPF”), UK Extension to the EU-US DPF (“UK Extension”), and Swiss-US Data Privacy Framework (“Swiss-US DPF”) per the US Department of Commerce. We've certified adherence to the EU-US DPF Principles for data received from the EU and UK (including Gibraltar) and to the Swiss-US DPF

Principles for data received from Switzerland. Should the DPF be invalidated by the Court of Justice of the European Union (“CJEU”) in the future, we may face challenges in EU-US data transfers, necessitating the implementation of a CJEU-approved framework.

Children’s online privacy has been a focus of recent enforcement activity under longstanding privacy laws as well as privacy and data protection laws enacted in recent years worldwide. With increased enforcement of children’s online privacy in the EU and the UK, the U.S. Federal Trade Commission (“FTC”) and state attorneys general have also, in recent years, increased enforcement of the Children’s Online Privacy Protection Act (“COPPA”), and other US State laws that restrict the processing of children’s personal information without a parental consent.

We are also subject to Regulation (EU) 2022/2065 (the Digital Services Act, or “DSA”), effective as of November 2022 and was fully implemented on February 17, 2024, which is a comprehensive piece of legislation for consumer protection. The DSA focuses on content governance and moderation and applies to various online services. The DSA addresses several critical aspects related to online services, including providing a consistent framework for digital services offered in the EU, preventing illegal and harmful online activities, and protecting service recipients’ fundamental rights.

Apart from the requirements of privacy, data governance, and data security laws, we have obligations relating to privacy, data governance and data security under our published policies, contracts, and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. We could be subject to enforcement action or litigation alleging that our methods of data collection or our other data processing practices violate our published policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.

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

Various jurisdictions around the world continue to propose new laws that regulate the privacy, data governance and/or security of certain types of data or information. Complying with these laws, if enacted, would require significant resources, and leave us vulnerable to possible fines and penalties if we are unable to comply. Our obligations under privacy and data security laws, our contracts and applicable industry standards (including requirements by operating system platforms or app stores) are increasing, becoming more complex and changing rapidly, which has increased and may continue to increase the cost and effort required to comply with them. The privacy and data security compliance challenges we and our customers face in the EU, the UK, the U.S., and other jurisdictions may also limit our ability to operate, or offer certain product features, in those jurisdictions, which could reduce demand for our solutions from customers subject to their laws. We may also be required to adapt our solutions to comply with changing regulations. Despite our efforts, we may not be successful in achieving compliance with these rapidly evolving requirements. We could be perceived to be in non-compliance with applicable privacy laws, especially when acquiring new companies and before we have completed our gap analysis and remediation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals, or others; fines and civil, criminal, or administrative penalties for us or company officials; obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions; negative publicity; harm to our brand and reputation and reduced overall demand for our solutions or reduced revenue. Such occurrences could materially and adversely affect our business, financial condition, and results of operations.
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
Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret, patent, and other intellectual property rights.
We face risks associated with our trademarks. For example, there is a risk that our international trademark applications may be considered too generic or that the words “Digital” or “Turbine” could be separately or compositely trademarked by third parties with competitive products who may try and block our applications or sue us for trademark dilution, which could have adverse effects on our financial status and operations. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.
Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property, and enforcing our rights, is difficult and costly, and we cannot be certain the steps we have taken will prevent infringement, piracy, and other unauthorized uses of our intellectual property, particularly internationally where the laws may not protect our intellectual property rights as fully as in the U.S., or where our intellectual property is not registered. We may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources. In addition, although we require third parties to sign agreements not to disclose or improperly use our intellectual property, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent.
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
Our platform contains software modules by third-party authors that are publicly available under “open-source” licenses, and we expect to use open-source software in the future. While the use and distribution of open-source software is common in the industry, it may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent our platform depends on the successful operation of open-source software, any undetected errors or defects in such open-source software could prevent the deployment or impair the functionality of our platform, delay introductions of new solutions, result in a failure of any of our solutions, and injure our reputation. While our developed software undergoes testing, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches. The public availability of such software may make it easier for others to compromise our platform.
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
In the ordinary course of our business, most of our agreements with carriers, customers, and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products and services, including as a result of intellectual property infringement and damages caused by viruses, worms, and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results, and financial condition.
Risks Relating to Our Common Stock and Capital Structure
We have secured and unsecured indebtedness, which could limit its financial flexibility.
Our outstanding secured indebtedness of $386,000 as of March 31, 2024, and our ability to borrow additional amounts under its $600,000 revolving credit facility, could have significant negative consequences including:
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
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control, availability of borrowing capacity under our credit facility, and our ability to access capital markets. We cannot ensure we will generate cash flow from operations, or that future borrowings or capital markets will be available in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to accomplish any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
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
•whether our results of operations and forecasts meet the expectations of securities analysts or investors;
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
In addition, employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results, and financial condition could be harmed.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.
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
Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet its reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to maintain, evaluate and report on disclosure controls and procedures and internal control over financial reporting, that meet the applicable standards. During fiscal year 2022, we identified a material weakness in our internal control over financial reporting related to the presentation of certain revenue net of revenue share expense and the classification of certain hosting costs described. Management concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of March 31, 2022. During fiscal year 2023, management actively engaged in implementing a remediation plan designed to address the material weakness, and the material weakness in our internal control over financial reporting was fully remediated as of March 31, 2023.
In the event management identifies a future material weakness in internal control over financial reporting, we cannot be certain that measures we take to remediate the material weakness will be successful. Also, we cannot be certain that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future.

In the event management successfully remediates a future material weakness in internal control over financial reporting and consequently concludes that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
Further, the disclosure of such an event and subsequent remediation or lack of remediation could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we fail to comply with the applicable portions of the Sarbanes-Oxley Act, we could be subject to a variety of civil and administrative sanctions and penalties, including ineligibility for short form resale registration, action by the SEC, shareholder litigation, and the inability of registered broker-dealers to make a market in our common stock.
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
The Sarbanes-Oxley Act makes it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers will be significantly curtailed.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. This cybersecurity risk management process includes a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access and other security incidents and vulnerabilities.

As part of our cybersecurity risk management process, we conduct regular application security assessments, vulnerability management, external penetration testing, security audits, and risk assessments. We leverage third-party security service providers to provide continuous and uninterrupted identification and mitigation of risk-prioritized security events. We maintain an incident response plan that is utilized when incidents are detected. Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to prepare to respond, recover from and mitigate cybersecurity incidents, which include processes to assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational harm.

We require employees with access to information systems, including all corporate employees, to undertake data protection, cybersecurity, privacy and compliance programs at least annually. We maintain a team of dedicated security and compliance professionals who oversee cybersecurity risk management, mitigation, incident prevention, detection, and remediation, which is led by our Chief Information Security Officer (“CISO”). The team has deep cybersecurity experience with an average tenure of over 20 years with expertise in protecting critical assets for top firms in a myriad of different industries.

We leverage SOC 2 Type 2 attestation framework to determine the operating effectiveness of our internal security controls and use NIST Cybersecurity framework to better understand, manage and reduce cybersecurity risk and protect our business from ever-changing cyber threats.

As part of our cybersecurity risk management process, we contractually require third-party service providers to implement and maintain key security measures in connection with their work with us when appropriate that is consistent with applicable laws. Additionally, our third-party service providers are to promptly report any breach of their security measures or systems that may affect our Company. Our security and compliance professionals track and log privacy and security incidents across our vendors and other third-party service providers to remediate and resolve any such incidents. Significant incidents associated with our vendors and service providers are reviewed regularly to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management.

Our executive leadership team, along with input from the above team, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the Company.

The Audit Committee has oversight responsibility over our cybersecurity risk management process, including risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration.

Senior management regularly discusses on at least a quarterly basis and otherwise as needed, cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
The principal offices of Digital Turbine, Inc. are located in Austin, Texas. The Company also leases properties, primarily for office space, in Durham, North Carolina, Arlington, Virginia, and New York, New York, in the U.S. Internationally, the Company leases properties, primarily for office space, in Singapore, Istanbul, Turkey, Berlin, Germany, and Tel Aviv, Israel.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 15—Commitments and Contingencies, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.”
Holders
    As of May 23, 2024, there were 89 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2024.
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
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2019, and March 31, 2024, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses the results of our operations for the year ended March 31, 2024, compared with the year ended March 31, 2023. For a discussion of the results of our operations for the year ended March 31, 2023, compared with the year ended March 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended March 31, 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A. Risk Factors and the Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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

Recent Developments
Credit Agreement
The Company entered into a Third Amendment to the New Credit Agreement (as defined under the caption “Revolver” in Note 11—Debt of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report) on February 5, 2024 to provide further financing flexibility to fund strategic growth initiatives and meet general corporate obligations. The Third Amendment to the New Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate, which will be SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.
As of March 31, 2024, we had $386,000 drawn against the revolving line of credit under the New Credit Agreement. The proceeds from the borrowings were primarily used to finance past acquisitions. As of March 31, 2024, the interest rate was 7.71% and the unused line of credit fee was 0.35%, and we were in compliance with the consolidated leverage ratio, interest coverage ratio, and other covenants under the New Credit Agreement.
Business Transformation Initiative
Beginning in fiscal year 2023, the Company entered into a business transformation project that includes the implementation of a new, global cloud-based enterprise resource planning (“ERP”) system to upgrade our existing enterprise-wide operating systems. Additionally, a new human resource system was also implemented to streamline employee management processes and enhance organizational effectiveness. We are also undertaking the consolidation of existing ancillary systems and deploying other new platforms and systems to improve our operations and drive business and cost efficiencies.

This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $9,417 of business transformation costs in the twelve months ended March 31, 2024. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China based app developers and publishers, the recent conflict in Israel, and Russia’s invasion of Ukraine.
Inflation, rising interest rates, supply chain disruptions, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.
We are impacted by the volume of sales of new mobile devices by our partners, which has been below our expectations. We believe this is driven by the impact of inflation, economic uncertainty, and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result, in a decrease in mobile phone sales volume. Continued weakness in the sale of new mobile devices is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.

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
As of March 31, 2024, we considered the developments discussed above, our current operating results, and our estimates of future operating results. Please see Note 2—Basis of Presentation and Summary of Significant Accounting Policies for further information.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the years ended March 31, 2024 and 2023 (in thousands):

	Year ended March 31,
	2024	2023	% of Change
Net revenue	$544,482	$665,920	(18.2)%
Costs of revenue and operating expenses
Revenue share	262,226	309,247	(15.2)%
Other direct costs of revenue	34,799	36,445	(4.5)%
Product development	54,157	56,486	(4.1)%
Sales and marketing	61,481	63,295	(2.9)%
General and administrative	169,617	154,282	9.9%
Impairment of goodwill	336,640	—	100.0%
Total costs of revenue and operating expenses	918,920	619,755	48.3%
(Loss) income from operations	(374,438)	46,165	(911.1)%
Interest and other (expense) income, net
Change in fair value of contingent consideration	372	—	100.0%
Interest expense, net	(30,838)	(23,352)	32.1%
Foreign exchange transaction gain (loss)	101	(1,026)	(109.8)%
Other (expense) income, net	(328)	229	(243.2)%
Total interest and other (expense) income, net	(30,693)	(24,149)	27.1%
(Loss) income before income taxes	(405,131)	22,016	(1940.2)%
Income tax provision	15,317	5,146	197.6%
Net (loss) income	(420,448)	16,870	(2592.3)%
Net revenue ($ in thousands)

	Year ended March 31,
	2024	2023	% of Change
Net revenue
On Device Solutions	$370,112	$420,328	(11.9)%
App Growth Platform	178,760	252,995	(29.3)%
Elimination	(4,390)	(7,403)	40.7%
Total net revenue	$544,482	$665,920	(18.2)%
Fiscal 2024 compared to fiscal 2023
During the year ended March 31, 2024, net revenue decreased by $121,438 or 18.2% compared to the prior year. See the segment discussion below for further details regarding net revenue.
On Device Solutions
ODS revenue for the year ended March 31, 2024, decreased by $50,216 or 11.9% compared to the year ended March 31, 2023. Revenue from content media declined by approximately $30,812 primarily due to the end of a carrier partnership that resulted in lower daily active users on prepaid devices. Revenue from application media declined by approximately $19,403 primarily due to lower new device volume in the U.S. and internationally and weakness in mobile advertising and user acquisition spending.
App Growth Platform
AGP revenue for the year ended March 31, 2024, decreased by $74,235 or 29.3% compared to the year ended March 31, 2023. The decrease was primarily due to a decline in brand and performance advertising of approximately $41,963 and a decline in advertising exchange of approximately $21,275 due to broader weakness in mobile advertising markets and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. In addition, there was a decline of approximately $10,997, primarily due to the end of a reseller partnership in the Nordic region.
Costs of revenue and operating expenses ($ in thousands)

	Year ended March 31,
	2024	2023	% of Change
Costs of revenue and operating expenses
Revenue share	$262,226	$309,247	(15.2)%
Other direct costs of revenue	34,799	36,445	(4.5)%
Product development	54,157	56,486	(4.1)%
Sales and marketing	61,481	63,295	(2.9)%
General and administrative	169,617	154,282	9.9%
Impairment of goodwill	336,640	—	100.0%
Total costs of revenue and operating expenses	$918,920	$619,755	48.3%
Fiscal 2024 compared to fiscal 2023
For the year ended March 31, 2024, total costs of revenue and operating expenses increased by $299,165 compared to the year ended March 31, 2023.
Total costs of revenue and operating expenses included total impairment of goodwill charges of $336,640. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $37,475 or 6.0% for the year ended March 31, 2024, compared to the year ended March 31, 2023.
The increase in total costs of revenue and operating expenses is primarily due to the impairment of goodwill charges in 2024 of $336,640 partially offset by lower revenue share, which is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included total business transformation costs, severance and transaction costs of $9,418, $2,795 and $338, respectively, for the year ended March 31, 2024, compared to $0, $2,174, and $4,739, respectively, for the year ended March 31, 2023.
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
Revenue share decreased by $47,021 to $262,226 for the year ended March 31, 2024, and was 48.2% as a percentage of total net revenue compared to $309,247, or 46.4% of total net revenue, for the year ended March 31, 2023.
The increase in revenue share as a percentage of total net revenue for the year ended March 31, 2024, compared to the prior year, was primarily due to revenue mix changes, specifically net revenue from AGP, which has a higher margin profile, representing a lower portion of total revenue. In addition, the year ended March 31, 2024 included the benefit of a contractual revenue share adjustment with an ODS partner.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.

Other direct costs of revenue decreased by $1,646 or 4.5% to $34,799 for the year ended March 31, 2024, and was 6.4% as a percentage of total net revenue compared to $36,445, or 5.5% of total net revenue, for the year ended March 31, 2023.
The decrease in other direct costs of revenue for the year ended March 31, 2024, compared to the prior year, was primarily due to slightly lower amortization of developed technology intangible assets and lower hosting costs. The increase in other direct costs as a percentage of total net revenue was due to the decline in total net revenue for the year ended March 31, 2024.
Product development
Product development expenses include the development and maintenance of the Company’s product suite and are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.
Product development expenses decreased by $2,329 to $54,157 for the year ended March 31, 2024 compared to $56,486 for the year ended March 31, 2023. Product development expenses included severance costs and acquisition-related costs of $858 and business transformation costs of $2,716 for the year ended March 31, 2024. Product development expenses included severance costs and acquisition-related costs of $2,233 for the year ended March 31, 2023. Excluding severance costs, acquisition-related costs and business transformation costs, product development expenses decreased by $3,670 for the year ended March 31, 2024.
The decrease in product development expenses after excluding severance costs, acquisition-related costs and business transformation costs was primarily due to lower employee-related costs of $948, depreciation and amortization expense of $3,085, reduced third-party development costs of $1,530, and other operating costs, including facilities and travel of $1,817. These decreases were partially offset by higher hosting and software costs of $3,709.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses decreased by $1,814 to $61,481 for the year ended March 31, 2024 compared to $63,295 for the year ended March 31, 2023. Sales and marketing expenses included business transformation costs, acquisition-related costs and severance costs of $1,688 for the year ended March 31, 2024. Sales and marketing expenses included acquisition-related costs and severance costs of $1,836 for the year ended March 31, 2023. Excluding business transformation costs, acquisition-related costs and severance costs, sales and marketing expenses decreased by $1,666 for the year ended March 31, 2024.
The decrease in sales and marketing expense after excluding business transformation costs, acquisition-related costs and severance costs was primarily due to lower costs for sales events and sales related travel of $863, reduced recruiting and relocation of sales personnel of $405, a reduction in the use of professional services of $410, and lower facilities and other related costs of $398, partially offset by an increase of personnel related costs of $411.
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

General and administrative expenses increased by $15,335 to $169,617 for the year ended March 31, 2024 compared to $154,282 for the year ended March 31, 2023. General and administrative expenses included acquisition-related costs of $424, business transformation costs of $6,639 and severance costs of $226 for the year ended March 31, 2024. General and administrative expenses included acquisition-related costs of $2,496 and severance costs of $350 for the year ended March 31, 2023. Excluding acquisition-related costs, business transformation costs and severance costs, general and administrative expenses increased by $10,892 for the year ended March 31, 2024.
The increase in general and administrative expenses after excluding acquisition-related costs, business transformation costs and severance costs was primarily due to higher stock-based compensation of approximately $3,233, depreciation and amortization of $8,136, and professional services including audit, tax and legal fees, of $693. These increases were partially offset by lower employee-related costs of approximately $570, bad debt expense of approximately $63, recruiting and relocation costs of $134, and other operating costs, including software and travel of approximately $402.
Impairment of Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the triggering event described below, the Company performed a goodwill impairment evaluation as of September 30, 2023. In addition to this, the Company performed its annual impairment evaluation as of March 31, 2024. For both periods evaluated, the Company determined that the fair value of the AGP reporting unit was below its carrying value. As a result of these evaluations, the Company recorded two separate impairment charges during fiscal year 2024.

During the three months ended September 30, 2023, as a result of sustained decline in the quoted market price of the Company’s common stock, increase in interest rates, and the Company’s forecasted operating trends, the Company identified interim indicators of impairment related to the goodwill assigned to the AGP reporting unit. The Company completed an interim impairment assessment of its goodwill, and as a result of this review, recorded a $147,181 non-deductible, non-cash goodwill impairment charge for the AGP reporting unit as of September 30, 2023.

Additionally, the Company performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast as described above. The Company completed the annual impairment assessment of its goodwill, and as a result, recorded an additional $189,459 non-deductible, non-cash goodwill impairment charge for the AGP reporting unit as of March 31, 2024. Total non-deductible, non-cash goodwill impairment charges for the AGP reporting unit for the twelve months ended March 31, 2024, was $336,640.

For each goodwill impairment evaluation performed at September 30, 2023 and March 31, 2024, respectively, the fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach (the “Guideline Public Company Method”). The Company’s interim and annual testing reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach is appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For the September 30, 2023 impairment evaluation, as compared to the Company’s annual evaluation as of March 31, 2023, the Company reduced its estimated future cash flows used in the impairment assessment, including revenues, gross profits, and EBITDA to reflect its best estimates at that time. For the March 31, 2024 annual impairment evaluation, as compared to the Company’s interim evaluation as of September 30, 2023, the Company further reduced its estimated future cash flows, including revenues, gross profits, and EBITDA to reflect its best estimates at this time. In each evaluation, the Company also updated key inputs for the discounted cash flow models, including the weighted-average cost of capital, which incrementally increased due to higher interest rates, market volatility, and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the September 30, 2023 impairment evaluation, as compared to the March 31, 2023 testing, the Company reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. For the March 31, 2024 impairment evaluation, as compared to the September 30, 2023 evaluation, the Company further reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. These updates, along with those made to the discounted cash flow models described above, had significant impacts on the estimated fair values of the Company’s reporting units.

There was no impairment of goodwill for the ODS reporting unit during the fiscal year.
Interest and other income (expense), net ($ in thousands)

	Year ended March 31,
	2024	2023	% of Change
Interest and other (expense) income, net
Change in fair value of contingent consideration	$372	$—	100.0%
Interest expense, net	(30,838)	(23,352)	(32.1)%
Foreign exchange transaction gain (loss)	101	(1,026)	109.8%
Other (expense) income, net	(328)	229	243.2%
Total interest and other (expense) income, net	$(30,693)	$(24,149)	(27.1)%
Fiscal 2024 compared to fiscal 2023
Total interest and other income (expense), net, for the years ended March 31, 2024 and 2023, was approximately $30,693 and $24,149, respectively, an increase in net expenses of $6,544.
Change in fair value of contingent consideration
For the year ended March 31, 2023, the Company did not record a charge for changes in fair value of contingent consideration in connection with earn-outs associated with its recent acquisitions. For the year ended March 31, 2024, the company reassessed the fair value of the earn-out liability associated with its recent acquisition of In App Video Services UK LTD. and recorded a remeasurement gain equal to the change in fair value of $372.
Interest expense, net
For the years ended March 31, 2024 and 2023, the Company recorded net interest expense of $30,838 and $23,352, respectively, an increase of $7,486 or 32.1%. The increase was primarily due to an increase in interest rates of 262 basis points and lower average outstanding borrowings of $65,500 over the comparative period. Another driving factor of the increase was the Company’s entrance into a Third Amendment to the New Credit Agreement on February 5, 2024, which increased the annual interest rate to SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.
Foreign exchange transaction gain (loss)
For the years ended March 31, 2024 and 2023, the Company recorded foreign exchange transaction gain and loss of $101 and $1,026, respectively, and was primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of March 31, 2024, we had unrestricted cash of approximately $32,916 and $139,000 available to draw under the New Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. We generated $28,677 in cash flows from operating activities for the twelve months ended March 31, 2024.
Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We believe we will generate sufficient cash flow from operations and have the liquidity and capital resources to meet our business requirements for at least 12 months from the filing date of this Annual Report.
Outstanding Secured Indebtedness

Our outstanding secured indebtedness under the New Credit Agreement is $386,000 as of March 31, 2024. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,510, on our consolidated balance sheets as of March 31, 2024. For further description of the terms of the New Credit Agreement, see Note 11—Debt under the heading “Revolver” in the notes to our consolidated financial statements under Part II, Item 8 of this Annual Report.
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
As of March 31, 2024, we were in compliance with all covenants under the New Credit Agreement. Additionally, we entered into a Third Amendment to the New Credit Agreement on February 5, 2024 to provide further financing flexibility to fund growth initiatives and meet general corporate obligations. Refer to Note 11—Debt for further discussion.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $269,315 over the next six fiscal years.

Cash Flow Summary ($ in thousands)

	Year ended March 31,
	2024	2023	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$28,677	$113,376	(74.7)%
Equity investments	(19,634)	(8,499)	131.0%
Purchase price adjustment related to business acquisition	65	(2,708)	(102.4)%
Capital expenditures	(24,279)	(23,858)	1.8%
Net cash used in investing activities	$(43,848)	$(35,065)	25.0%
Proceeds from borrowings	50,000	25,500	96.1%
Payment of debt issuance costs	—	(99)	(100.0)%
Repayment of debt obligations	(77,134)	(149,000)	(48.2)%
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(1,286)	(6,709)	(80.8)%
Options exercised	2,871	2,020	42.1%
Net cash provided by (used in) financing activities	$(29,300)	$(128,288)	(77.2)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $28,677 for the year ended March 31, 2024, compared to $113,376 for the year ended March 31, 2023. The decrease of $84,699 was due to the following:
•$437,318 decrease in net income, which includes the goodwill impairment charge of $336,640.
•$1,955 increase due to changes in operating assets and liabilities, driven primarily by working capital changes.
• $350,664 increase in non-cash charges during the year ended March 31, 2024 primarily related to goodwill impairment, increased deferred income taxes and increased stock-based compensation, partially offset by lower right-of-use assets for the year ended March 31, 2024.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the year ended March 31, 2024, net cash used in investing activities increased by $8,783 to $43,848. Our cash used in investing activities for the twelve months ended March 31, 2024 and March 31, 2023, was primarily comprised of capital expenditures related to internally-developed software and equity investments in strategic businesses.
Financing Activities
For the year ended March 31, 2024, net cash used in financing activities was $29,300, which was comprised of: (1) the repayment of debt obligations of $77,134, (2) payment of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $1,286. These cash outflows were partially offset by cash inflows comprising of proceeds from borrowings of $50,000 and stock option exercises of $2,871.
For the year ended March 31, 2023, net cash used in financing activities was $128,288, which was comprised of repayment of debt obligations of $149,000, payment of payroll withholding taxes for net share settlement of equity awards of $6,709, partially offset by cash inflows from proceeds from borrowings of $25,500 and stock option exercises of $2,020.
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
ODS - Application Media
Supply - Carriers and OEMs
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
Demand - Developers and Advertisers

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
Principal vs Agent Reporting
The determination of whether we act as a principal or as an agent in a transaction requires significant judgement and is based on our assessment of the terms of customer arrangements and the relevant accounting guidance. When we are the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers and agencies. When we are an agent in a transaction, revenue is reported net of revenue share paid to app publishers or developers.

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
The Company recognizes the transaction price received from application developers, advertisers, content providers, or websites gross and the carrier or OEM share of such transaction price as costs of revenue - revenue share - in the accompanying consolidated statements of operations and comprehensive (loss) income.
The carrier or OEM may have the right to market and sell application slots or ad space to advertisers using the Company’s software. The carrier or OEM will share revenue with the Company when it does so. The Company recognizes the revenue shared by the carrier or OEM on a net basis as the Company is not considered the primary obligor in these transactions.
The Company has determined that it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenue billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as revenue share.
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
Software Development Costs
The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of the unamortized cost or net realizable value of the related product. At this time, the Company does not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of its platform products has either already been met or is met very quickly.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and an option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. The Company may issue either new shares or treasury shares upon exercise of these awards. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statement of Operations in the reporting period for which the exercises occur. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, we must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit required the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. For the year ended March 31, 2024, impairment charges of $336,640 were recorded. There was no impairment charge recorded during the years ended March 31, 2023 and 2022. Refer to Note 6—Goodwill and Intangible Assets for further details.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 28, 2024 expressed an unqualified opinion.

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

The principal consideration for our determination that the fair value estimate of the App Growth Platform reporting unit is a critical audit matter is that the significant assumptions made by management involve subjectivity and judgment in the preparation of discounted future cash flows. The App Growth Platform reporting unit’s discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. These assumptions include forward-looking projections related to revenue and expenses and the application of a discount rate. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve valuation specialists.

Our audit procedures for the goodwill impairment evaluation as of September 30, 2023 related to a triggering event and the annual goodwill impairment evaluation as of March 31, 2024 related to the fair value estimate of the App Growth Platform reporting unit included the following, among others:

• We tested the design and operating effectiveness of relevant controls relating to management’s preparation and     review of the discounted future cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
• We evaluated the reasonableness of forecasted revenues and expenses used in the future discounted cash flows by comparing them to historical results, and published industry related trends, and comparing prior year forecasted amounts to respective actual results.
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
May 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2024, and our report dated May 28, 2024 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
May 28, 2024

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2024	March 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$33,605	$75,558
Accounts receivable, net	191,015	178,189
Prepaid expenses	7,704	8,589
Other current assets	10,017	3,730
Total current assets	242,341	266,066
Property and equipment, net	45,782	39,327
Right-of-use assets	9,127	10,073
Intangible assets, net	313,505	379,632
Goodwill	220,072	561,576
Other non-current assets	34,713	9,882
TOTAL ASSETS	$865,540	$1,266,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$159,200	$119,338
Accrued revenue share	33,934	69,221
Accrued compensation	7,209	10,984
Other current liabilities	35,681	21,377
Total current liabilities	236,024	220,920
Long-term debt, net of debt issuance costs	383,490	410,522
Deferred tax liabilities, net	20,424	13,940
Other non-current liabilities	11,670	13,919
Total liabilities	651,608	659,301
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 102,877,057 issued and 102,118,932 outstanding at March 31, 2024; 100,216,494 issued and 99,458,369 outstanding at March 31, 2023	10	10
Additional paid-in capital	858,191	822,217
Treasury stock (758,125 shares at March 31, 2024, and March 31, 2023)	(71)	(71)
Accumulated other comprehensive loss	(48,955)	(41,945)
Accumulated deficit	(595,343)	(175,115)
Total stockholders’ equity	213,932	605,196
Non-controlling interest	—	2,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$865,540	$1,266,556

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year ended March 31,
	2024	2023	2022
Net revenue	$544,482	$665,920	$747,596
Costs of revenue and operating expenses
Revenue share	262,226	309,247	370,648
Other direct costs of revenue	34,799	36,445	29,838
Product development	54,157	56,486	52,723
Sales and marketing	61,481	63,295	63,309
General and administrative	169,617	154,282	138,837
Impairment of goodwill	336,640	—	—
Total costs of revenue and operating expenses	918,920	619,755	655,355
(Loss) income from operations	(374,438)	46,165	92,241
Interest and other (expense) income, net
Change in fair value of contingent consideration	372	—	(41,087)
Interest expense, net	(30,838)	(23,352)	(8,495)
Foreign exchange transaction gain (loss)	101	(1,026)	2,062
Other (expense) income, net	(328)	229	(749)
Total interest and other (expense) income, net	(30,693)	(24,149)	(48,269)
(Loss) income before income taxes	(405,131)	22,016	43,972
Income tax provision	15,317	5,146	8,403
Net (loss) income	(420,448)	16,870	35,569
Less: net (loss) income attributable to non-controlling interest	(220)	197	23
Net (loss) income to Digital Turbine, Inc.	(420,228)	16,673	35,546
Other comprehensive loss
Foreign currency translation loss	(6,271)	(2,386)	(39,395)
Comprehensive (loss) income	(426,719)	14,484	(3,826)
Less: comprehensive income (loss) attributable to non-controlling interest	519	415	(934)
Comprehensive (loss) income attributable to Digital Turbine, Inc.	$(427,238)	$14,069	$(2,892)
Net (loss) income per common share
Basic	$(4.16)	$0.17	$0.37
Diluted	$(4.16)	$0.16	$0.35
Weighted-average common shares outstanding
Basic	100,975	98,783	95,198
Diluted	100,975	101,816	102,640

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(420,448)	$16,870	$35,569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,858	81,073	57,452
Non-cash interest expense	102	836	715
Allowance for credit losses	3,202	3,328	1,097
Stock-based compensation expense	33,763	30,401	19,304
Foreign exchange transaction gain	(101)	(1,026)	(2,062)
Change in fair value of contingent consideration	(372)	—	41,087
Right-of-use asset	906	5,661	6,043
Deferred income taxes	6,900	(6,039)	(3,981)
Impairment of goodwill	336,640	—	—
(Increase) decrease in assets:
Accounts receivable, gross	(19,251)	83,893	(73,656)
Prepaid expenses	688	49	(5,500)
Other current assets	(6,287)	7,958	2,296
Other non-current assets	(5,194)	(636)	283
Increase (decrease) in liabilities:
Accounts payable	40,190	(48,831)	31,762
Accrued revenue share	(34,955)	(26,002)	14,566
Accrued compensation	(3,552)	(18,228)	(43,907)
Other current liabilities	14,335	(10,044)	9,634
Other non-current liabilities	(1,747)	(5,887)	(5,964)
Net cash provided by operating activities	28,677	113,376	84,738
Cash flows from investing activities
Equity investments	(19,634)	(8,499)	—
Purchase price adjustment related to business acquisition	65	(2,708)	(148,722)
Capital expenditures	(24,279)	(23,858)	(23,280)
Net cash used in investing activities	(43,848)	(35,065)	(172,002)
Cash flows from financing activities
Proceeds from borrowings	50,000	25,500	549,060
Payment of debt issuance costs	—	(99)	(4,064)
Payment of deferred business acquisition consideration	—	—	(302,676)
Repayment of debt obligations	(77,134)	(149,000)	(52,772)
Acquisition of non-controlling interest in consolidated subsidiaries	(3,751)	—	—
Payment of withholding taxes for net share settlement of equity awards	(1,286)	(6,709)	(8,605)
Options exercised	2,871	2,020	4,300
Net cash provided by (used in) financing activities	(29,300)	(128,288)	185,243
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,518	(1,627)	(1,935)
Net change in cash, cash equivalents, and restricted cash	(41,953)	(51,604)	96,044
Cash, cash equivalents, and restricted cash, beginning of period	75,558	127,162	31,118
Cash, cash equivalents, and restricted cash, end of period	$33,605	$75,558	$127,162

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$30,716	$20,187	$5,985
Income taxes paid	$1,529	$5,658	$1,715
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$546	$445	$538
Right-of-use assets acquired under operating leases	$2,683	$—	$544
Common stock issued for the acquisition of Fyber	$—	$50,000	$356,686
Unpaid cash consideration for the acquisition of Fyber Minority Interest	$—	$—	$2,578
Fair value of unpaid contingent consideration in connection with business acquisitions	$2,366	$2,738	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
Net income	—	—	—	—	—	—	—	—	(420,228)	(220)	(420,448)
Foreign currency translation	—	—	—	—	—	—	—	(7,010)	—	739	(6,271)
Stock-based compensation expense	—	—	—	—	—	—	35,562	—	—	—	35,562
Shares issued:
Exercise of stock options	1,050,553	—	—	—	—	—	2,871	—	—	—	2,871
Issuance of restricted shares and vesting of restricted units	1,610,010	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	(1,173)	—	—	(2,578)	(3,751)
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(1,286)	—	—	—	(1,286)
Balance at March 31, 2024	102,118,932	$10	100,000	$100	758,125	$(71)	$858,191	$(48,955)	$(595,343)	$—	$213,932

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2022	97,163,701	$10	100,000	$100	758,125	$(71)	$745,661	$(39,341)	$(191,788)	$1,644	$516,215
Net income	—	—	—	—	—	—	—	—	16,673	197	16,870
Foreign currency translation	—	—	—	—	—	—	—	(2,604)	—	218	(2,386)
Stock-based compensation expense	—	—	—	—	—	—	31,245	—	—	—	31,245
Shares issued:
Exercise of stock options	966,536	—	—	—	—	—	2,020	—	—	—	2,020
Issuance of restricted shares and vesting of restricted units	122,150	—	—	—	—	—	—	—	—	—	—
Shares for acquisition of Fyber	1,205,982	—	—	—	—	—	50,000	—	—	—	50,000
Acquisition of non-controlling interests in Fyber	—	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(6,709)	—	—	—	(6,709)
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255

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
March 31, 2024
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
In light of ongoing macroeconomic uncertainty due to global events such as the conflicts in Ukraine and Israel, inflation, disruptions in supply chains, recessionary concerns impacting the markets in which the Company operates, and others, management has considered the potential impacts on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s consolidated financial statements.
Summary of Significant Accounting Policies
Revenue Recognition
The Company generates revenue from transactions for the purchase and sale of digital advertising inventory through our various platforms and service offerings. Our revenue is based on fixed cost-per-thousand (“CPM”), cost-per-install (“CPI”), or cost-per-acquisition (“CPA”) arrangements or a percentage of the ad spend through our platforms. The Company recognizes revenue upon fulfillment of our performance obligation to our customers, which generally occurs at the point in time when an ad is rendered or an end consumer action, such as an app install, is completed.
ODS - Application Media
Supply - Carriers and OEMs
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
Demand - Developers and Advertisers
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
Principal vs Agent Reporting
The determination of whether the Company acts as a principal or as an agent in a transaction requires significant judgement and is based on an assessment of the terms of customer arrangements and the relevant accounting guidance. When the Company is the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers and agencies. When the Company is an agent in a transaction, revenue is reported net of revenue share paid to app publishers or developers.
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
The Company recognizes the transaction price received from application developers, DSPs, and advertisers and recognizes the transaction price received net of the publishers’ share of the transaction price. The Company then bills the DSPs and advertisers on the gross transaction price amount and pays the publishers their share of such transaction price as costs of revenue - revenue share - in the accompanying consolidated statements of operations and comprehensive (loss) income. As a result, receivables and payables are presented gross in the accompanying balance sheet, while certain revenues are reported net.
The carrier or OEM may have the right to market and sell application slots or ad space to advertisers using the Company’s software. The carrier or OEM will share revenue with the Company when it does so. The Company recognizes the revenue shared by the carrier or OEM on a net basis as the Company is not considered the primary obligor in these transactions.
The Company has determined that it is a principal for its Brand and Performance offerings as the advertisers or agencies provide parameters for their target audiences, as well as a budget for ad campaigns. Once an advertiser or advertising agency provides its specifications, the Company has the discretion to fulfill the campaign by utilizing its data and proprietary technology. The Company controls the service because it has the ultimate discretion in purchasing ad inventory; and once an ad inventory slot is purchased, filling that ad inventory slot. As a result, the Company reports the revenue billed to advertisers and agencies on a gross basis and revenue shares paid to publishers as revenue share.
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
Segment Reporting
The Company reports its results of operations through the two segments disclosed in Note 5—Segment Information, each of which represents an operating and reportable segment. Segment results herein are presented on a retrospective basis to reflect the reorganization.
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
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a 3-year useful life. For fiscal years 2024, 2023, and 2022, the Company capitalized software development costs in the amount of $24,367, $22,816, and $23,784, respectively, and classified as property and equipment.
Unamortized computer software for the years ended March 31, 2024 and March 31, 2023, was $40,239 and $35,058, respectively, and is classified as property and equipment.
Cloud Computing Arrangements

The Company incurred costs to implement cloud computing arrangements hosted by third-party vendors. ASC 350-40 requires hosting arrangements that are service contracts to follow the guidance of internal-use software to determine which implementation costs can be capitalized. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense with the consolidated statement of operations.
Beginning in the last quarter of fiscal year 2023, and continuing through September 2023, the Company conducted activities to implement new enterprise resource planning (“ERP”) and human resource (“HR”) systems to accommodate the Company’s expanding operations. During this period, costs that were directly attributable to the development of the software were capitalized. In October 2023, the systems were deemed ready for their intended use. At this time, the Company promptly transitioned to expensing all subsequent costs and began amortizing the capitalized costs. In November 2023, the Company went live with the implementation of the new systems.
As of March 31, 2024, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage was $6,965, of which $1,239 was included in other current assets and $5,727 was included in other non-current assets. As of March 31, 2023, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $736, and was included in other non-current assets.
As of March 31, 2024 and 2023, amortization expenses for implementation costs of cloud-based computing arrangements were $619 and $0, respectively.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and an option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. The Company may issue either new shares or treasury shares upon exercise of these awards. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statement of Operations in the reporting period for which the exercises occur. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, the Company must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of all employees beginning on their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to a certain percentage of an employee’s contributions. For the years ended March 31, 2024, 2023 and 2022, the Company made contributions to the plan of $1,868, $1,360, and $811, respectively.
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
Foreign Currency Translation
The Company uses the U.S. dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $6,271, $2,386, and $39,395 in the years ended March 31, 2024, 2023 and 2022, respectively, has been reported as a component of comprehensive income (loss) in the consolidated statements of operations and comprehensive (loss) income and consolidated statements of stockholders’ equity.
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

Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit required the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. For the year ended March 31, 2024, a goodwill impairment charge of $336,640 was recorded. As of March 31, 2023 and 2022, no impairment of goodwill was identified.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2024, 2023, and 2022.
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
A significant portion of the Company’s cash was held at seven major financial institutions as of March 31, 2024, and March 31, 2023, which management assessed to be of high credit quality. Three of the major financial institutions as of March 31, 2024 and 2023 are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 per depository account. As of March 31, 2024, and 2023, four major financial institutions are located outside the U.S., and therefore not subject to the jurisdiction of the FDIC. As of March 31, 2024, and 2023, the Company had $32,797 and $72,558 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by monitoring customers’ accounts receivable balances. As of March 31, 2024 and 2023, no customer represented more than 10% of the Company’s net accounts receivable balance.

For the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not generate revenue from any single supply partner that was more than 10% of our net revenue. Further, no single customer was responsible for more than 10% of our net revenue during the fiscal years ended March 31, 2024, 2023, and 2022.
Recent Accounting Pronouncements
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This standard modifies the disclosure or presentation requirements of a variety of topics in the ASC and aligns the ASC’s requirements with the SEC’s existing disclosure requirements. ASU 2023-06 is effective on the date each amendment is removed from Regulation S-X or Regulation S-K with early adoption prohibited. The amendments in ASU 2023-06 will be applied prospectively in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2024, the SEC adopted its climate-related final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements related to financial statements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. The Company is currently evaluating the impact of the rule on its disclosures.
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
The Company acquired In App for total estimated consideration in the range of $2,250 to $5,500, paid as follows: (1) $2,708 paid in cash at closing, including a working capital adjustment of approximately $460, with $1,000 of that amount held in escrow for one-year and (2) potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target. The earn out was not achieved for the calendar year ended December 31, 2022. The Company paid approximately $1,100 for the earn-out for the calendar year ended December 31, 2023.

On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the In App Acquisition, which resulted in the recognition of: (1) current assets, net of cash acquired, of $836, (2) current liabilities of $401, (3) acquisition purchase price liability of $2,738, and (4) goodwill of $4,957. The driving factor that makes up the recognized goodwill is the anticipated synergy between the Company’s proprietary technology platforms and In App’s full suite of digital solution offerings.
During the year ended March 31, 2024, the Company reassessed the fair value of the purchase price liability based on current forecasts. As a result of this assessment, no additional remeasurement was recorded. As of March 31, 2024, the total remeasurement gain was equal to $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Additionally, during the year ended March 31, 2024, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $65 (see Note 6—Goodwill and Intangible Assets). The Company made these measurement period adjustments to reflect the release and refund of escrow amounts in relation to the acquisition purchase price adjustment.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
During the year ended March 31, 2024, the Company purchased certain non-marketable equity securities for total proceeds of $9,138. As of March 31, 2024 and March 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $17,637 and $8,499, respectively, and is included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the year ended March 31, 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of March 31, 2024 and March 31, 2023, Level 1 equity securities recorded at fair value were $501 and $0, respectively, and are classified as other non-current assets. As of March 31, 2024 and March 31, 2023, there were no Level 2 or Level 3 equity securities recorded at fair value.
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
A summary of segment information follows:

	Year ended March 31, 2024
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$370,112	$178,760	$(4,390)	$544,482
Revenue share (1)	228,296	38,320	(4,390)	262,226
Segment profit	$141,816	$140,440	$—	$282,256
(1) Amounts are presented on an accrual basis.

	Year ended March 31, 2023
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$420,328	$252,995	$(7,403)	$665,920
Revenue share (1)	247,356	69,294	(7,403)	309,247
Segment profit	$172,972	$183,701	$—	$356,673
(1) Amounts are presented on an accrual basis.

	Year ended March 31, 2022
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$502,636	$262,336	$(17,376)	$747,596
Revenue share (1)	304,673	83,351	(17,376)	370,648
Segment profit	$197,963	$178,985	$—	$376,948
(1) Amounts are presented on an accrual basis.
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	March 31, 2024	March 31, 2023
United States and Canada	$32,899	$25,903
Europe, Middle East, and Africa	12,809	13,395
Asia Pacific and China	74	29
Consolidated property and equipment, net	$45,782	$39,327

	March 31, 2024	March 31, 2023
United States and Canada	$4,314	$3,530
Europe, Middle East, and Africa	4,598	6,543
Asia Pacific and China	215	—
Consolidated right-of-use assets	$9,127	$10,073

	March 31, 2024	March 31, 2023
United States and Canada	$133,381	$122,377
Europe, Middle East, and Africa	175,878	252,524
Asia Pacific and China	4,246	4,731
Consolidated intangible assets, net	$313,505	$379,632
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Year ended March 31, 2024
	ODS	AGP	Total
United States and Canada	$148,482	$119,979	$268,461
Europe, Middle East, and Africa	171,967	41,374	213,341
Asia Pacific and China	47,562	17,319	64,881
Mexico, Central America, and South America	2,101	88	2,189
Elimination	—	—	(4,390)
Consolidated net revenue	$370,112	$178,760	$544,482

	Year ended March 31, 2023
	ODS	AGP	Total
United States and Canada	$188,023	$142,522	$330,545
Europe, Middle East, and Africa	170,585	80,464	251,049
Asia Pacific and China	55,140	28,776	83,916
Mexico, Central America, and South America	6,580	1,233	7,813
Elimination	—	—	(7,403)
Consolidated net revenue	$420,328	$252,995	$665,920

	Year ended March 31, 2022
	ODS	AGP	Total
United States and Canada	$285,062	$132,170	$417,232
Europe, Middle East, and Africa	132,040	99,413	231,453
Asia Pacific and China	72,245	27,882	100,127
Mexico, Central America, and South America	13,289	2,871	16,160
Elimination	—	—	(17,376)
Consolidated net revenue	$502,636	$262,336	$747,596

Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2023	$80,176	$481,400	$561,576
Purchase price adjustment related to business acquisitions	—	(65)	(65)
Foreign currency translation	—	(4,799)	(4,799)
Impairment of goodwill	$—	$(336,640)	$(336,640)
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the triggering event described below, the Company performed a goodwill impairment evaluation as of September 30, 2023. In addition to this, the Company performed its annual impairment evaluation as of March 31, 2024. For both periods evaluated, the Company determined that the fair value of the AGP reporting unit was below its carrying value. As a result of these evaluations, the Company recorded two separate impairment charges during fiscal year 2024.

During the three months ended September 30, 2023, as a result of sustained decline in the quoted market price of the Company’s common stock, increase in interest rates, and the Company’s forecasted operating trends, the Company identified interim indicators of impairment related to the goodwill assigned to the AGP reporting unit. The Company completed an interim impairment assessment of its goodwill, and as a result of this review, recorded a $147,181 non-deductible, non-cash goodwill impairment charge for the AGP reporting unit as of September 30, 2023.

Additionally, the Company performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast as described above. The Company completed the annual impairment assessment of its goodwill, and as a result, recorded an additional $189,459 non-deductible, non-cash goodwill impairment charge for the AGP reporting unit as of March 31, 2024.

For each goodwill impairment evaluation performed at September 30, 2023 and March 31, 2024, respectively, the fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach (the “Guideline Public Company Method”). The Company’s interim and annual testing reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach is appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For the September 30, 2023 impairment evaluation, as compared to the Company’s annual evaluation as of March 31, 2023, the Company reduced its estimated future cash flows used in the impairment assessment, including revenues, gross profits, and EBITDA to reflect its best estimates at that time. For the March 31, 2024 annual impairment evaluation, as compared to the Company’s interim evaluation as of September 30, 2023, the Company further reduced its estimated future cash flows, including revenues, gross profits, and EBITDA to reflect its best estimates at this time. In each evaluation, the Company also updated key inputs for the discounted cash flow models, including the weighted-average cost of capital, which incrementally increased due to higher interest rates, market volatility, and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the September 30, 2023 impairment evaluation, as compared to the March 31, 2023 testing, the Company reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. For the March 31, 2024 impairment evaluation, as compared to the September 30, 2023 evaluation, the Company further reduced its revenue and EBITDA market multiples, reflecting declining valuations across the Company’s selected peer group. These updates, along with those made to the discounted cash flow models described above, had significant impacts on the estimated fair values of the Company’s reporting units.

There was no impairment of goodwill for the ODS reporting unit during the fiscal year.

As of March 31, 2024, the Company recorded a purchase price adjustment of $65 associated with the acquisition of In App Video.
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of March 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.04 years	$168,349	$(59,222)	$109,127
Developed technology	4.31 years	146,524	(59,470)	87,054
Trade names	1.33 years	69,957	(45,470)	24,487
Publisher relationships	16.86 years	108,860	(16,023)	92,837
Total		$493,690	$(180,185)	$313,505

	As of March 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.06 years	$170,281	$(39,925)	$130,356
Developed technology	5.28 years	146,596	(38,813)	107,783
Trade names	2.33 years	69,983	(27,115)	42,868
Publisher relationships	17.83 years	109,028	(10,403)	98,625
Total		$495,888	$(116,256)	$379,632
During the fiscal years ended March 31, 2024, 2023, and 2022, the Company recorded amortization expense of $64,358, $64,608, and $48,420, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income. As of March 31, 2022, the Company changed the useful lives of all its trade names intangible assets to approximately 3.33 years due to the rebranding of the Company’s past acquisitions.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2025	$55,639
Fiscal year 2026	41,381
Fiscal year 2027	35,260
Fiscal year 2028	35,260
Fiscal year 2029	18,375
Thereafter	127,590
Total	$313,505
Note 7—Accounts Receivable

	March 31, 2024	March 31, 2023
Billed	$136,604	$136,921
Unbilled	64,117	51,474
Allowance for credit losses	(9,706)	(10,206)
Accounts receivable, net	$191,015	$178,189
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of March 31, 2024 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.

Changes in the allowance for credit losses on trade receivables were as follows:

	Year ended March 31,
	2024	2023
Balance, beginning of period	10,206	8,393
Provision for credit losses	3,202	3,342
Write-offs, net of recoveries	(3,702)	(1,529)
Balance, end of period	9,706	10,206
The Company recorded $3,202, $3,342, and $1,583 of credit loss expense during the years ended March 31, 2024, 2023, and 2022, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Note 8—Property and Equipment

	March 31, 2024	March 31, 2023
Computer-related equipment	$7,057	$3,527
Developed software	88,258	63,891
Furniture and fixtures	2,069	2,103
Leasehold improvements	3,690	3,647
Property and equipment, gross	101,074	73,168
Accumulated depreciation	(55,292)	(33,841)
Property and equipment, net	$45,782	$39,327
Depreciation expense for the years ended March 31, 2024, 2023, and 2022, was $19,504, $16,465, and $9,032, respectively.
During the years ended March 31, 2024, 2023, and 2022, depreciation expense includes $15,459, $10,190, and $4,617, respectively, related to internal-use assets included in general and administrative expense and $4,045, $6,275, and $4,415, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
During the years ended March 31, 2024, 2023, and 2022, the Company did not write down any computer software balances to net realizable value.
Note 9—Leases
The Company has entered into or assumed through acquisitions, various non-cancellable operating lease agreements primarily for office space. These lease agreements expire between fiscal years 2025 and 2029 and, in certain cases, include one or more options to renew. The Company recognizes a right-of-use (“ROU”) asset and lease liability at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease component and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.
Leases are classified on the balance sheet as follows:

	March 31, 2024	March 31, 2023
Operating lease right-of-use assets	$9,127	$10,073
Current operating lease liabilities	3,038	7,191
Non-current operating lease liabilities	5,747	6,172
Weighted-average remaining terms	3.58 years	3.92 years
Weighted-average discount rate	3.55%	2.53%
The current portion of the Company’s lease liabilities, payable within the next twelve months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the consolidated balance sheet.
Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2024
Fiscal year 2025	$4,371
Fiscal year 2026	2,230
Fiscal year 2027	1,655
Fiscal year 2028	1,215
Fiscal year 2029	1,015
Thereafter	97
Total undiscounted cash flows	10,583
(Less imputed interest)	(1,798)
Present value of lease liabilities	$8,785
During the years ended March 31, 2024, 2023, and 2022, expenses related to operating leases were $4,953, $6,854, and $5,704, respectively, and were included in operating expenses.
Note 10—Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2024	March 31, 2023
Accrued expenses	$7,376	$3,348
Accrued interest	3,414	4,066
Foreign income tax payable	14,371	11,240
Other current liabilities	10,520	2,723
Total	35,681	21,377
Note 11—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	March 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.71%	0.35%

	March 31, 2023
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$413,134	6.54%	0.20%

Debt obligations on the consolidated balance sheets consist of the following:

	March 31, 2024	March 31, 2023
Revolver	$386,000	$413,134
Less: Debt issuance costs	(2,510)	(2,612)
Long-term debt, net of debt issuance costs	$383,490	$410,522
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
•Third Amendment: On February 5, 2024, the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant were amended. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate, which will be SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.
Other than the changes described above regarding the covenants in the Third Amendment, the amendments discussed made no other changes to the terms of the New Credit Agreement, which contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Company incurred debt issuance costs of $4,937 for the New Credit Agreement, inclusive of costs incurred for the First, Second, and Third Amendments. Deferred debt issuance costs are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of March 31, 2024, the Company had $386,000 drawn against the New Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $2,510.
As of March 31, 2024, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.75%, based on the Company’s consolidated secured leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of March 31, 2024, the interest rate was 7.71% and the unused line of credit fee was 0.35%.

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
As of March 31, 2024, the Company had $139,000 available to draw on the revolving line of credit under the New Credit Agreement, excluding the accordion feature, subject to the required covenants. As of March 31, 2024, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the consolidated statements of operations and comprehensive (loss) income, as follows:

	Year ended March 31,
	2024	2023	2022
Interest expense, net	$(29,566)	$(22,420)	$(7,571)
Amortization of debt issuance costs	(906)	(831)	(715)
Unused line of credit fees and other	(366)	(101)	(209)
Total interest expense, net	$(30,838)	$(23,352)	$(8,495)
Note 12—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”)
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of March 31, 2024, 4,677,162 shares of common stock were available for issuance as future awards under the 2020 Plan.
Stock Options
Stock options are granted with an exercise price no lower than the fair market value at the grant date. They typically encompass a vesting period of two to three years and a contractual term of ten years. Share-based compensation expense for stock options is recognized on a straight-line basis over the requisite vesting period, determined by the grant-date fair value for the portion of the award expected to vest. The Company employs the Black-Scholes options-pricing model to estimate the fair value of its stock options. The Company may issue either new shares or treasury shares upon exercise of these awards.
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2023	6,950,436	$12.73	6.12	$45,689
Granted	602,491	12.66
Exercised	(1,223,630)	3.24
Forfeited / Expired	(531,428)	27.42
Options outstanding as of March 31, 2024	5,797,869	$13.26	5.39	$2,423
Exercisable as of March 31, 2024	4,779,833	$11.64	4.70	$2,423
At March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $11,869, with an expected remaining weighted-average recognition period of 1.75 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2023	1,670,589	$24.96
Granted	4,565,093	9.92
Vested	(1,723,149)	15.93
Forfeited	(592,691)	14.53
Unvested restricted shares outstanding as of March 31, 2024	3,919,842	$12.44
At March 31, 2024, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $34,445, with an expected remaining weighted-average recognition period of 1.87 years.
Valuation of Awards
For stock options granted, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2024, 2023, and 2022 are presented below.

Year ended March 31,
	2024	2023	2022
Risk-free interest rate	3.82% to 4.29%	2.71% to 4.38%	0.63% to 1.77%
Expected life of the options (years)	4.70 to 4.72	5.27 to 5.33	4.82 to 5.27
Expected volatility	88% to 88%	72% to 80%	72% to 72%
Expected dividend yield	—%	—%	—%
Total fair value of options vested and total intrinsic value of options exercised was as follows for the fiscal years presented:

	Year ended March 31,
	2024	2023	2022
Total fair value of options vested	$12,334	$15,375	$11,495
Total intrinsic value of options exercised	$6,441	$16,909	$68,163
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended March 31, 2024, 2023, and 2022, was $33,763, $30,401, and $19,304, respectively, and was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Note 13—Earnings per Share
Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2024	2023	2022
Net (loss) income per common share	(420,448)	16,870	35,569
Less: net (loss) income attributable to non-controlling interest	(220)	197	23
Net (loss) income to Digital Turbine, Inc.	$(420,228)	$16,673	$35,546
Weighted-average common shares outstanding, basic	100,975	98,783	95,198
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(4.16)	$0.17	$0.37
Weighted-average common shares outstanding, diluted	100,975	101,816	102,640
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(4.16)	$0.16	$0.35

Potentially dilutive outstanding securities of 4,405,087, 1,390,650, and 559,190 for the years ended March 31, 2024, 2023, and 2022, respectively, were outstanding but not included in the calculation of diluted earnings per share because inclusion of the securities in the calculation would be antidilutive due to their exercise prices exceeding the average market price of the common shares during the periods.
Note 14—Income Taxes

The components of the Company’s income tax provision (benefit) attributable to operations are as follows:

	Year ended March 31,
	2024	2023	2022
Current:
U.S. federal	$—	$(38)	$236
State and local	—	637	703
Non-U.S.	8,262	10,313	7,439
	8,262	10,912	8,378
Deferred:
U.S. federal	5,925	3,026	1,485
State and local	5,491	(3,430)	(1,350)
Non-U.S.	(4,361)	(5,362)	(110)
	7,055	(5,766)	25
Income tax provision	$15,317	$5,146	$8,403
(Loss) income before income taxes included (loss) income from domestic operations of $(170,057), $(6,801), and $6,504 for the years ended March 31, 2024, 2023, and 2022, respectively, and (loss) income from foreign operations of $(235,074), $28,817 and $37,468 for the years ended March 31, 2024, 2023, and 2022, respectively.
A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2024	2023	2022
Statutory federal income taxes	$(85,077)	$4,650	$9,256
State income taxes, net of federal benefit	—	77	938
State rate remeasurement	1,680	(2,992)	—
Non-deductible expenses	176	67	2,891
Disallowed executive compensation	1,145	1,070	—
Excess deductions for stock compensation	2,783	1,167	(9,946)
Foreign income inclusion, net	—	3,926	—
Foreign rate differential	(544)	(2,682)	(1,554)
Impairment of goodwill	64,346	—	—
Change in Mobile Posse earn-out	—	—	—
Change in Fyber earn-out	—	—	10,500
Change in AdColony earn-out	—	—	(1,872)
Research and development tax credit	(721)	(3,000)	—
Change in uncertain tax liability	144	600	52
Change in valuation allowance	29,010	6,500	(1,503)
Return-to-provision adjustments	2,375	(4,237)	(454)
Other miscellaneous	—	—	95
Income tax provision	$15,317	$5,146	$8,403

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of changes in valuation allowance, impairment of goodwill, and nondeductible executive compensation.
ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. A net tax expense of $29,010 was realized in the fiscal year ended March 31, 2024, as a result of changes in the valuation allowance. A valuation allowance of $55,852 was recorded against deferred tax assets as of March 31, 2024, related to non-U.S. locations with a history of losses.
A net tax benefit of $6,500 was realized in the fiscal year ended March 31, 2023, as a result of changes in the valuation allowance. A valuation allowance of $25,921 was recorded against deferred tax assets as of March 31, 2023, related to non-U.S. locations.
The 2017 tax reform act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and to require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, the R&E credit may only be claimed for costs that are eligible to be treated as R&E expenditures under the Code. At March 31, 2024, the Company has charged a total of $20,900 of R&E expenditures and software development costs to a capital account and has recorded tax amortization of $5,800 on such costs to date.
The Inflation Reduction Act (“IRA”) was signed into law in August 2022. The Company has evaluated the provisions of the IRA and does not expect any material impact to its consolidated provision for income taxes.

Deferred income tax assets and liabilities consist of the following:

	Year ended March 31,
	2024	2023	2022
Deferred income tax assets
Net operating loss carry-forward	$74,997	$63,660	$76,219
Stock-based compensation	6,527	7,009	3,765
Accrued compensation	219	1,562	3,724
Capitalized research and experimentation expenses	2,311	4,965	—
Disallowed Interest	7,886	1,366	1,700
Gross deferred income tax assets	91,940	78,562	85,408
Valuation allowance	(55,852)	(25,921)	(19,914)
Net deferred income tax assets	36,088	52,641	65,494
Deferred income tax liabilities
Depreciation and amortization	(1,427)	(2,063)	(5,795)
Intangibles and goodwill	(55,085)	(64,518)	(79,675)
Net deferred income tax assets (liabilities)	$(20,424)	$(13,940)	$(19,976)
The following details the scheduled expiration dates of the Company’s net operating loss (NOL) carryforwards:

	2025 Through 2034	2035 Through 2044	Indefinite	Total
U.S. federal NOLs		$48,115	$53,556	$101,671
State taxing jurisdictions NOLs	8,695	121,466	29,211	159,372
Non-U.S. NOLs			154,548	154,548
Total, net	$8,695	$169,581	$237,315	$415,591
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
The Company has not provided for deferred taxes on approximately $69,429 of undistributed earnings from foreign subsidiaries as of March 31, 2024. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax, or foreign exchange gain or loss that would be due when cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings, if eventually remitted, is not practicable.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2024, 2023, and 2022, is as follows:

	Year ended March 31,
	2024	2023	2022
Balance at April 1	$2,024	$1,424	$1,372
Additions for tax positions of prior years	144	600	52
Reductions for tax positions of prior years	—	—	—
Balance at March 31	$2,168	$2,024	$1,424
Included in the net deferred income tax assets (liabilities) balances at March 31, 2024, 2023, and 2022, on our consolidated balance sheets are $2,168, $2,024, and $1,424, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $24, $44, and $59 for interest and penalties on uncertain income tax liabilities in income tax expense for the years ended March 31, 2024, 2023, and 2022, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2019 through 2024.
Note 15—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $269,315 over the next six fiscal years.
Future minimum payments under these hosting agreements with a remaining term in excess of one year are as follows:

Fiscal year 2025	$36,365
Fiscal year 2026	43,200
Fiscal year 2027	45,750
Fiscal year 2028	49,000
Fiscal year 2029	53,000
Fiscal year 2030	42,000
Total	$269,315
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended March 31, 2024, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced our previous ERP systems, including our accounting systems and general ledgers. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ITEM 9B. OTHER INFORMATION

Executive Compensation Matters
On May 23, 2024, the Company’s Board of Directors (the “Board”) adopted a second amendment (the “Second Amendment”) to the Company’s 2020 Equity Incentive Plan (the “Plan”) pursuant to which the annual per participant numerical share award limit of 500,000 shares was eliminated. The Second Amendment was effective upon the Board’s approval of such Second Amendment and does not require separate stockholder approval because the amendment is immaterial under Nasdaq rules.
On May 24, 2024, the Board and the Compensation and Human Capital Management Committee of the Board (the “Compensation Committee”) approved compensation for William Stone, the Company’s Chief Executive Officer, Barrett Garrison, the Company’s Chief Financial Officer, and Senthil Kanagaratnam, the Company’s Chief Technology Officer. In connection with such approvals, the Compensation Committee granted Messrs. Stone, Garrison and Kanagaratnam performance-based restricted stock units (“PSUs”) and contingent stock options as described below.
Messrs. Stone, Garrison and Kanagaratnam were granted PSUs covering 500,000, 250,000, and 250,000 shares of Company common stock, respectively, that will vest two-thirds based upon achievement of a three-year annual operating plan revenue target and adjusted EBITDA target (each target representing 50% of the achievement vesting) and one-third based on achievement of a three-year growth revenue target and growth adjusted EBITDA target (each target representing 50% of the achievement vesting), which targets were determined by the Board, with threshold, target and stretch target payout percentages of 50%, 100%, and 200% of the target number of shares based on the extent of achievement of the applicable performance targets. Thus, each executive has the opportunity to vest from 50% to a maximum of 200% of such PSUs depending on the extent to which the revenue and adjusted EBITDA goals are achieved. If the Company’s achievement of performance goals falls in between the threshold and stretch percentages, such amounts will be interpolated on a linear basis in calculating the number of target shares vested.
Messrs. Stone, Garrison and Kanagaratnam were granted contingent stock options covering 500,000, 250,000 and 250,000 shares of Company common stock, respectively, with an exercise price equal to the closing price of the Company common stock on May 24, 2024, the contingent option grant date. These stock options are contingent on and subject to stockholder approval of an amendment to the Plan to increase the number of shares available for grant under the Plan at the Company’s upcoming 2024 annual meeting of stockholders (the “2024

Annual Meeting”). Assuming stockholder approval of such Plan amendment at the 2024 Annual Meeting, these stock options would vest 25% on each of the first four anniversaries of the grant date (May 24, 2024) for Mr. Stone and one-third on each of the first three anniversaries of the grant date (May 24, 2024) for Messrs. Garrison and Kanagaratnam.
In addition, the Compensation Committee approved a cash incentive bonus program for Mr. Stone pursuant to which Mr. Stone would be paid a cash bonus of $2,400,000 upon the Company’s achievement of the following performance goals: two-thirds of such bonus would be paid upon the Company’s achievement of a three-year annual operating plan revenue target and adjusted EBITDA target (each target representing 50% of the achievement payout) and one-third of such bonus would be paid upon the Company’s achievement of a three-year growth revenue target and growth adjusted EBITDA target (each target representing 50% of the achievement payout).
In addition, the Compensation Committee approved a cash incentive bonus for Mr. Kanagaratnam of $240,000, to be paid in eight (8) quarterly installments of $30,000 each until the second anniversary of the approval date (so long as Mr. Kanagaratnam continues to be employed by the Company at the time of such payment).

Appointment of New Executive
Michael Akkerman entered into an Employment Agreement with the Company pursuant to which Mr. Akkerman will join the Company as Chief Business Officer on June 3, 2024.
Prior to joining the Company, Mr. Akkerman, age 39, served as GM, Advertising (Rider Mobility Ads) for Uber Technologies Inc., a technology platform company that enables movement to different physical locations, from April 2023 until joining the Company. From June 2022 to January 2023, he served as Chief Revenue Officer and Product Consultant for data.ai, a data artificial intelligence platform company for brands and publishers to optimize mobile and digital performance. He also served from May 2022 to April 2023 as CEO and principal consultant for Beach Road Consulting, a commercial strategy and product management consulting company. From December 2019 to May 2022, he served as Chief Product & Strategy Officer for Cardlytics, Inc., a digital advertising and customer data technology platform company. From July 2015 to December 2019, he served as Global Head of Partnerships for Pinterest, Inc., a visual search and discovery platform technology company focusing on search, commerce and social. Prior to that time, Mr. Akkerman served in various corporate strategy positions for software and technology companies. Mr. Akkerman received a Bachelor’s Degree in Psychology and History from the University of New South Wales.
Under the terms of his Employment Agreement, Mr. Akkerman will receive an annual base salary of $410,000, a signing bonus of $37,000 (which is subject to reimbursement in the event Mr. Akkerman’s voluntarily resigns or is terminated for cause prior to the first anniversary of his start date), will be eligible to participate in the Company’s annual incentive program at an incentive target level of 100% of base salary, will be entitled to severance benefits commensurate with the other senior executives of the Company, and will be granted the following equity awards under the Plan, the grant date for which will be June 3, 2024 (his start date): (a) $750,000 in time-vesting restricted stock unit awards (the number of shares underlying which will be determined based on the closing price per share on his start date), which awards will vest over twenty-four months until the second anniversary of his start date, and (b) $750,000 in contingent stock options to acquire shares of Company common stock (the number of shares underlying which to be determined using the Black-Scholes model), with an exercise price equal to the closing stock price on the date of grant (his start date). These stock options are contingent on and subject to stockholder approval of an amendment to the Plan to increase the number of shares available for grant under the Plan at the 2024 Annual Meeting. Assuming stockholder approval of such Plan amendment at the 2024 Annual Meeting, these stock options would vest over twenty-four months until the second anniversary of his start date.
There are no transactions, or proposed transactions, to which the Company is or was a party and in which Mr. Akkerman had a direct or indirect material interest that are required to be disclosed under Item 404(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
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
The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero remain available as of March 31, 2024. No future grants will be issued pursuant to the 2011 Plan. At the point when the 2011 Plan was retired, 4,452,064 remained unissued. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 12,000,000 shares for issuance, of which 4,677,162 remained available for issuance as of March 31, 2024.
Equity Compensation Plan Information
The following table sets forth information concerning Digital Turbine's Incentive Plans as of March 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	3,749,660	$3.23	—
2020 Equity Incentive Plan	2,048,209	31.63	4,677,162
Equity compensation plan not approved by security holders	—	—	—
Total	5,797,869	13.26	4,677,162

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

2.2
Amendment to Share Purchase Agreement, dated as of August 27, 2021, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine AdColony AS, AdColony Holding AS, and Otello Corporation ASA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on August 27, 2021).

2.3
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

2.4
First Amendment Agreement to the Sale and Purchase Agreement, dated May 25, 2021, by and among Tennor Holding B.V., Advert Finance B.V., Lars Windhorst, Digital Turbine, Inc., Digital Turbine Media, Inc., and Digital Turbine Luxembourg S.à r.l., (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on May 28, 2021).

2.5
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

3.10	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).
3.11	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.
3.12	Fourth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Commission on February 3, 2021).
3.13	Fifth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016.
4.2	Description of our Capital Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †
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

10.5.2	Second Amendment, dated September 19, 2022, to Software as a Service Renewal Agreement between Cellco Partnership d/b/a Verizon Wireless and the Company. ††
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

10.7.2	Amendment No.2 to the License and Software Agreement between AT&T Mobility and the Company, dated as of June 12, 2019. ††
10.7.3	Amendment No.3 to the License and Software Agreement between AT&T Mobility and the Company, dated as of June 7, 2021. ††
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

10.10	Form of Option Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.11	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on September 21, 2020).
10.12	Form of Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
10.13	Form of Restricted Stock Unit Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2023).
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

10.18
Employment Agreement, dated as of November 7, 2022, by and among Digital Turbine, Inc. and Senthilkumaran Kanagaratnam (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 25, 2023).

10.19#^
Addendum to the Class A1 Preferential Shares Investment Agreement, dated as of November 8, 2023, by and among the shareholders of Aptoide, S.A., Digital Turbine USA, Inc. and Aptoide, S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024).

10.20
Third Amendment to Amended and Restated Credit Agreement, dated as of February 5, 2024, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024).

10.21
Master Agreement, dated as of February 5, 2024, by and between Digital Turbine, Inc. and One Store Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024).

10.22
Mutual Separation and Release Agreement, dated as of February 6, 2024, by and between the Company and Matt Gillis (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024).

10.23
Amendment to Notice of Grant and Restricted Stock Unit Agreement (Performance-Based), dated as of September 30, 2023, by and between Digital Turbine, Inc. and William Stone (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2023).

10.24	Second Amendment to 2020 Equity Incentive Plan.*

10.25	Form of Contingent Stock Option Grant Agreement.*
10.26	Employment Agreement, dated as of May 15, 2024 by and among Digital Turbine, Inc. and Michael Akkerman.*
19.1	Insider Trading Policy*
21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Barrett Garrison, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Barrett Garrison, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Compensation Recoupment Policy*
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Digital Turbine, Inc.

Dated: May 28, 2024	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	May 28, 2024
Robert Deutschman

/s/ William Gordon Stone III	Chief Executive Officer (Principal Executive Officer) and Director	May 28, 2024
William Gordon Stone III

/s/ James Barrett Garrison	Chief Financial Officer (Principal Financial Officer)	May 28, 2024
James Barrett Garrison

/s/ Joshua Kinsell	Chief Accounting Officer (Principal Accounting Officer)	May 28, 2024
Joshua Kinsell

/s/ Roy Chestnutt	Director	May 28, 2024
Roy Chestnutt

/s/ Holly Hess Groos	Director	May 28, 2024
Holly Hess Groos

/s/ Mohan Gyani	Director	May 28, 2024
Mohan Gyani

/s/ Jeffrey Karish	Director	May 28, 2024
Jeffrey Karish

/s/ Mollie V. Spilman	Director	May 28, 2024
Mollie V. Spilman

/s/ Michelle Sterling	Director	May 28, 2024
Michelle Sterling