Form 10-Q
period 2024-06-30
Digital Turbine, Inc.
filed 2024-08-07
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 2, 2024, the Company had 102,775,975 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,729	$33,605
Accounts receivable, net	198,035	191,015
Prepaid expenses	6,879	7,704
Other current assets	12,045	10,017
Total current assets	252,688	242,341
Property and equipment, net	46,375	45,782
Right-of-use assets	8,669	9,127
Intangible assets, net	298,064	313,505
Goodwill	219,882	220,072
Other non-current assets	34,519	34,713
TOTAL ASSETS	$860,197	$865,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170,910	$159,200
Accrued revenue share	26,322	33,934
Accrued compensation	6,897	7,209
Other current liabilities	36,246	35,681
Total current liabilities	240,375	236,024
Long-term debt, net of debt issuance costs	393,791	383,490
Deferred tax liabilities, net	18,316	20,424
Other non-current liabilities	11,762	11,670
Total liabilities	664,244	651,608
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 103,276,408 issued and 102,518,283 outstanding at June 30, 2024; 102,877,057 issued and 102,118,932 outstanding at March 31, 2024	10	10
Additional paid-in capital	866,581	858,191
Treasury stock (758,125 shares at June 30, 2024, and March 31, 2024)	(71)	(71)
Accumulated other comprehensive loss	(50,168)	(48,955)
Accumulated deficit	(620,499)	(595,343)
Total stockholders’ equity	195,953	213,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,197	$865,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2024	2023
Net revenue	$117,989	$146,366
Costs of revenue and operating expenses
Revenue share	55,809	69,592
Other direct costs of revenue	7,790	9,613
Product development	10,714	15,800
Sales and marketing	16,247	15,577
General and administrative	43,517	40,499
Total costs of revenue and operating expenses	134,077	151,081
Loss from operations	(16,088)	(4,715)
Interest and other income, net
Interest expense, net	(8,250)	(7,390)
Foreign exchange transaction gain	818	1,923
Other income, net	114	244
Total interest and other income, net	(7,318)	(5,223)
Loss before income taxes	(23,406)	(9,938)
Income tax provision (benefit)	1,750	(1,539)
Net loss	(25,156)	(8,399)
Less: net income (loss) attributable to non-controlling interest	—	(220)
Net loss attributable to Digital Turbine, Inc.	(25,156)	(8,179)
Other comprehensive loss
Foreign currency translation loss	(1,213)	(6,107)
Comprehensive loss	(26,369)	(14,506)
Less: comprehensive income (loss) attributable to non-controlling interest	—	519
Comprehensive loss attributable to Digital Turbine, Inc.	$(26,369)	$(15,025)
Net loss per common share
Basic	$(0.25)	$(0.08)
Diluted	$(0.25)	$(0.08)
Weighted-average common shares outstanding
Basic	102,396	99,877
Diluted	102,396	99,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(25,156)	$(8,399)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,819	21,258
Non-cash interest expense	301	571
Allowance for credit losses	214	752
Stock-based compensation expense	8,168	10,017
Foreign exchange transaction gain	(818)	(1,923)
Right-of-use asset	421	644
Deferred income taxes	(2,074)	1,619
(Increase) decrease in assets:
Accounts receivable, gross	(5,116)	(24,739)
Prepaid expenses	813	587
Other current assets	(1,400)	(3,388)
Other non-current assets	514	(1,233)
Increase (decrease) in liabilities:
Accounts payable	9,058	18,620
Accrued revenue share	(7,556)	(19,723)
Accrued compensation	(299)	(792)
Other current liabilities	619	7,943
Other non-current liabilities	140	(496)
Net cash provided by (used in) operating activities	(1,352)	1,318
Cash flows from investing activities
Capital expenditures	(5,931)	(7,276)
Net cash used in investing activities	(5,931)	(7,276)
Cash flows from financing activities
Proceeds from borrowings	17,000	5,000
Repayment of debt obligations	(7,000)	(10,000)
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)
Payment of withholding taxes for net share settlement of equity awards	(48)	(931)
Options exercised	14	731
Net cash provided by (used in) financing activities	9,966	(8,951)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(559)	(1,580)
Net change in cash, cash equivalents, and restricted cash	2,124	(16,489)
Cash, cash equivalents, and restricted cash, beginning of period	33,605	75,558
Cash, cash equivalents, and restricted cash, end of period	$35,729	$59,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$8,104	$6,810
Income taxes paid	$703	$444
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$403	$440
Right-of-use assets acquired under operating leases	$888	$353
Fair value of unpaid contingent consideration in connection with business acquisitions	$1,015	$2,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2024	102,118,932	$10	100,000	$100	758,125	$(71)	$858,191	$(48,955)	$(595,343)	$213,932
Net loss	—	—	—	—	—	—	—	—	(25,156)	(25,156)
Foreign currency translation	—	—	—	—	—	—	—	(1,213)	—	(1,213)
Stock-based compensation expense	—	—	—	—	—	—	8,424	—	—	8,424
Shares issued:
Exercise of stock options	8,599	—	—	—	—	—	14	—	—	14
Issuance of restricted shares and vesting of restricted units	390,752	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(48)	—	—	(48)
Balance at June 30, 2024	102,518,283	$10	100,000	$100	758,125	$(71)	$866,581	$(50,168)	$(620,499)	$195,953

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
June 30, 2024
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023 for $3,751. As a result, the Company owned 100% of all its subsidiaries as of June 30, 2024.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three months ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Note 3—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. During the three months ended June 30, 2024, the Company did not make any such investments. During the year ended March 31, 2024, the Company purchased non-marketable equity securities for total proceeds of $9,138.
As of June 30, 2024 and March 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $17,637, and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
As the non-marketable equity securities are investments in a privately held company without a readily determinable fair value, the Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (loss), net in the Company's condensed consolidated statement of operations.
For the three months ended June 30, 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of June 30, 2024 and March 31, 2024, Level 1 equity securities recorded at fair value were $501, and are classified as other non-current assets. As of June 30, 2024 and March 31, 2024, there were no Level 2 or Level 3 equity securities recorded at fair value.
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
A summary of segment information follows:

	Three months ended June 30, 2024
	ODS	AGP	Elimination	Consolidated
Net revenue	$80,650	$38,392	$(1,053)	$117,989
Revenue share	49,143	7,719	(1,053)	55,809
Segment profit	$31,507	$30,673	$—	$62,180

	Three months ended June 30, 2023
	ODS	AGP	Elimination	Consolidated
Net revenue	$98,250	$48,959	$(843)	$146,366
Revenue share	58,298	12,137	(843)	69,592
Segment profit	$39,952	$36,822	$—	$76,774
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	June 30, 2024	March 31, 2024
United States and Canada	$34,255	$32,899
Europe, Middle East, and Africa	12,037	12,809
Asia Pacific and China	83	74
Consolidated property and equipment, net	$46,375	$45,782

	June 30, 2024	March 31, 2024
United States and Canada	$3,257	$4,314
Europe, Middle East, and Africa	5,246	4,598
Asia Pacific and China	166	215
Consolidated right-of-use assets	$8,669	$9,127

	June 30, 2024	March 31, 2024
United States and Canada	$127,175	$133,381
Europe, Middle East, and Africa	166,760	175,878
Asia Pacific and China	4,129	4,246
Consolidated intangible assets, net	$298,064	$313,505
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended June 30, 2024
	ODS	AGP	Consolidated
United States and Canada	$33,885	$25,082	$58,967
Europe, Middle East, and Africa	31,704	10,413	42,117
Asia Pacific and China	14,572	2,888	17,460
Mexico, Central America, and South America	489	9	498
Elimination	—	—	(1,053)
Consolidated net revenue	$80,650	$38,392	$117,989

	Three months ended June 30, 2023
	ODS	AGP	Consolidated
United States and Canada	$38,941	$30,917	$69,858
Europe, Middle East, and Africa	46,022	13,552	59,574
Asia Pacific and China	12,543	4,447	16,990
Mexico, Central America, and South America	744	43	787
Elimination	—	—	(843)
Consolidated net revenue	$98,250	$48,959	$146,366
Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072
Impairment of goodwill	—	—	—
Foreign currency translation	$—	$(190)	$(190)
Goodwill as of June 30, 2024	$80,176	$139,706	$219,882

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the three months ended June 30, 2024 and June 30, 2023, respectively, no occurrence of event or circumstance indicated they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during either period.

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

The Company subsequently performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast. The Company completed its annual impairment assessment of goodwill, and as a result, recorded an additional $189,459 non-deductible, non-cash goodwill impairment charge for a total of $336,640 to the AGP reporting unit during the twelve months ended March 31, 2024.

There was no impairment of goodwill for the ODS reporting unit during the fiscal year ended March 31, 2024.
Intangible Assets
The components of intangible assets were as follows as of the periods indicated:

	As of June 30, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.99 years	$137,224	$(32,250)	$104,974
Developed technology	4.06 years	146,450	(64,603)	81,847
Trade names	1.08 years	69,932	(50,044)	19,888
Publisher relationships	16.62 years	108,774	(17,419)	91,355
Total		$462,380	$(164,316)	$298,064

	As of March 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.04 years	$168,349	$(59,222)	$109,127
Developed technology	4.31 years	146,524	(59,470)	87,054
Trade names	1.33 years	69,957	(45,470)	24,487
Publisher relationships	16.86 years	108,860	(16,023)	92,837
Total		$493,690	$(180,185)	$313,505
The Company recorded amortization expense of $15,204 during the three months ended June 30, 2024, and $16,189 during the three months ended June 30, 2023, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2025	$40,408
Fiscal year 2026	41,353
Fiscal year 2027	35,234
Fiscal year 2028	35,234
Fiscal year 2029	18,358
Thereafter	127,477
Total	$298,064
Note 6—Accounts Receivable

	June 30, 2024	March 31, 2024
Billed	$134,612	$136,604
Unbilled	72,638	64,117
Allowance for credit losses	(9,215)	(9,706)
Accounts receivable, net	$198,035	$191,015
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of June 30, 2024 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended June 30,
	2024	2023
Balance, beginning of period	$9,706	$10,206
Provision for credit losses	214	739
Write-offs, net of recoveries	(705)	(626)
Balance, end of period	$9,215	$10,319
The Company recorded $214 of credit loss expense during the three months ended June 30, 2024, and $739 of credit loss expense during the three months ended June 30, 2023, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 7—Property and Equipment

	June 30, 2024	March 31, 2024
Computer-related equipment	$11,022	$7,057
Developed software	90,545	88,258
Furniture and fixtures	2,058	2,069
Leasehold improvements	3,678	3,690
Property and equipment, gross	107,303	101,074
Accumulated depreciation	(60,928)	(55,292)
Property and equipment, net	$46,375	$45,782
Depreciation expense was $5,615 for the three months ended June 30, 2024, and $5,055 for the three months ended June 30, 2023.
Depreciation expense for the three months ended June 30, 2024, includes $5,481 related to internal-use software included in general and administrative expense and $134 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2023, includes $3,299 related to internal-use software included in general and administrative expense and $1,756 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of June 30, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,657, of which $1,233 was included in prepaid expenses and other current assets and $5,425 was included in other non-current assets.
As of March 31, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,965, of which $1,239 was included in prepaid expenses and other current assets and $5,727 was included in other non-current assets.
As of June 30, 2024 and 2023, amortization expenses for implementation costs of cloud-based computing arrangements were $305 and $0, respectively.
Note 8—Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Accrued expenses	$7,773	$7,376
Accrued interest	3,352	3,414
Foreign income tax payable	16,862	14,371
Other current liabilities	8,259	10,520
Total	36,246	35,681
Note 9—Other Non-Current Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Non-current lease liabilities	$5,877	$5,746
Contingent consideration	1,015	1,015
Other long-term liabilities	4,870	4,909
Total	11,762	11,670
During the three months ended June 30, 2024, the Company reassessed the fair value of its contingent consideration based on current forecasts in association with the Company’s acquisition of In App Video Services UK LTD. (“In App”). Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As a result of the Company’s assessment for the three months ended June 30, 2024, no remeasurement was recorded. During fiscal year ended March 31, 2024, the Company 1) paid approximately $1,100 for the earn-out associated with the calendar year ended December 31, 2023 and 2) recognized a change in the fair value of contingent consideration of $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Note 10—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	June 30, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$396,000	8.23%	0.35%

	March 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.71%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	June 30, 2024	March 31, 2024
Revolver	$396,000	$386,000
Less: Debt issuance costs	(2,209)	(2,510)
Long-term debt, net of debt issuance costs	$393,791	$383,490
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
As of June 30, 2024, the Company had $396,000 drawn against the New Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $2,209.

As of June 30, 2024, amounts outstanding under the New Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 1.75%, based on the Company’s consolidated secured leverage ratio. Additionally, the New Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of June 30, 2024, the interest rate was 8.23% and the unused line of credit fee was 0.35%.
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
The Company entered into a Fourth Amendment to the New Credit Agreement on August 6, 2024 to renegotiate its required covenants. Refer to Note 15—Subsequent Events for further discussion.
As of June 30, 2024, the Company had $29,000 available to draw on the revolving line of credit under the New Credit Agreement, excluding the accordion feature, subject to the required covenants. As of June 30, 2024, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended June 30,
	2024	2023
Interest expense, net	$(7,840)	$(7,114)
Amortization of debt issuance costs	(301)	(212)
Unused line of credit fees and other	(109)	(64)
Total interest expense, net	$(8,250)	$(7,390)
Note 11—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”)
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. As of June 30, 2024, 351,017 shares of common stock were available for issuance as future awards under the 2020 Plan.
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

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2024	5,797,869	$13.26	5.39	$2,423
Granted	—	—
Exercised	(8,645)	1.58
Forfeited / Expired	(180,533)	27.91
Options outstanding as of June 30, 2024	5,608,691	$12.81	5.09	$779
Exercisable as of June 30, 2024	4,820,073	$11.62	4.54	$779
At June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $9,142, with an expected remaining weighted-average recognition period of 1.63 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2024	3,919,842	$12.44
Granted	4,648,714	2.17
Vested	(420,743)	11.13
Forfeited	(142,036)	10.70
Unvested restricted shares outstanding as of June 30, 2024	8,005,777	$6.57
At June 30, 2024, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $36,192, with an expected remaining weighted-average recognition period of 1.77 years.

Stock-based compensation expense for the three months ended June 30, 2024 and 2023, was $8,168 and $10,017, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense excludes the portion capitalized to software development costs related to employees who are directly associated with internal-use software development.
Note 12—Earnings per Share
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended June 30,
	2024	2023
Net loss per common share	$(25,156)	$(8,399)
Less: net income (loss) attributable to non-controlling interest	—	(220)
Net loss attributable to Digital Turbine, Inc.	$(25,156)	$(8,179)
Weighted-average common shares outstanding, basic	102,396	99,877
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.25)	$(0.08)
Weighted-average common shares outstanding, diluted	102,396	99,877
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.25)	$(0.08)
Potentially dilutive outstanding securities of 9,638,950 and 4,903,410 for the three months ended June 30, 2024 and June 30, 2023, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 13—Income Taxes
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
During the three months ended June 30, 2024, the Company recognized a tax provision expense of $1,750, resulting in an effective tax rate of (7.5)%. The effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to foreign income expense and a valuation allowance on loss from operations.
During the three months ended June 30, 2023, the Company recognized a tax benefit of $1,539, resulting in an effective tax rate of 15.5%, which differs from the U.S. federal statutory tax rate of 21% primarily due to state income taxes, foreign income inclusions, and one-time discrete items.
Note 14—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $261,359 over the next six fiscal years.
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

Note 15—Subsequent Events

The Company evaluated subsequent events through the issuance date of the accompanying condensed consolidated financial statements, which was August 7, 2024. There were no events or transactions during the subsequent event reporting period that required disclosure in the condensed consolidated financial statements, other than:

The Company entered into a Fourth Amendment to the New Credit Agreement on August 6, 2024 to renegotiate its required covenants and address certain other matters. The Fourth Amendment to the New Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant retroactive to June 30, 2024, reduced the Revolver by $100,000 to $425,000 (while retaining the $75,000 accordion feature), increased the annual interest rate for highest leverage ratio results, which will be SOFR plus between 1.00% and 3.75%, based on the Company’s consolidated leverage ratio, provided for payment against the outstanding Revolver balance to the extent the Company holds cash in excess of $40,000, and reduced the permitted investments threshold limit from $70,000 to $25,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) , as amended. Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seeks,” “should,” “could,” “would,” “may,” and similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
While Russia’s invasion of Ukraine has not had a direct, material impact on our business, any European conflict, if expanded to include other countries, would likely have a material, negative impact on general economic conditions and would impact our business directly.
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
In addition to evaluating goodwill for impairment when events or circumstances indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company also evaluates goodwill for impairment on an annual basis. The Company’s next annual evaluation of goodwill for impairment will be as of March 31, 2025.
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

This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $1,072 of business transformation costs in the three months ended June 30, 2024. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the years ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023	% of Change
Net revenue	$117,989	$146,366	(19.4)%
Costs of revenue and operating expenses
Revenue share	55,809	69,592	(19.8)%
Other direct costs of revenue	7,790	9,613	(19.0)%
Product development	10,714	15,800	(32.2)%
Sales and marketing	16,247	15,577	4.3%
General and administrative	43,517	40,499	7.5%
Impairment of goodwill	—	—	100.0%
Total costs of revenue and operating expenses	134,077	151,081	(11.3)%
Loss from operations	(16,088)	(4,715)	241.2%
Interest and other income, net
Change in fair value of contingent consideration	—	—	100.0%
Interest expense, net	(8,250)	(7,390)	11.6%
Foreign exchange transaction gain	818	1,923	(57.5)%
Other income, net	114	244	(53.3)%
Total interest and other income, net	(7,318)	(5,223)	40.1%
Loss before income taxes	(23,406)	(9,938)	135.5%
Income tax provision (benefit)	1,750	(1,539)	(213.7)%
Net loss	(25,156)	(8,399)	199.5%
Net revenue

	Three months ended June 30,
	2024	2023	% of Change
Net revenue
On Device Solutions	$80,650	$98,250	(17.9)%
App Growth Platform	38,392	48,959	(21.6)%
Elimination	(1,053)	(843)	24.9%
Total net revenue	$117,989	$146,366	(19.4)%
Comparison of the three months ended June 30, 2024 and 2023
Net revenue decreased by $28,377 or 19.4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. See the segment discussion below for further details regarding net revenue.
On Device Solutions
On Device Solutions revenue decreased by $17,600 or 17.9% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Revenue from content media increased by approximately $753 primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices. Revenue from application media declined by approximately $18,352 due to lower new device volumes in the US and internationally, which was partially offset by an increase in revenue-per-device in the US. Additionally, the decrease is partially due to the winding down of certain strategic demand contracts in the current period.
App Growth Platform
App Growth Platform revenue decreased by $10,567 or 21.6% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily a result of a decline in brand and performance advertising of approximately $4,180, a decline in advertising exchange of approximately $6,400 due to a broader weakness in mobile advertising markets and the impacts of consolidating and exiting of certain legacy AdColony platforms and business lines. These declines were partially offset by an increase in revenue from reseller partnerships of approximately $13.
Costs of revenue and operating expenses

	Three months ended June 30,
	2024	2023	% of Change
Costs of revenue and operating expenses
Revenue share	$55,809	$69,592	(19.8)%
Other direct costs of revenue	7,790	9,613	(19.0)%
Product development	10,714	15,800	(32.2)%
Sales and marketing	16,247	15,577	4.3%
General and administrative	43,517	40,499	7.5%
Impairment of goodwill	—	—	100.0%
Total costs of revenue and operating expenses	$134,077	$151,081	(11.3)%
Comparison of the three months ended June 30, 2024 and 2023
Costs of revenue and operating expenses decreased by $17,004 or 11.3% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower revenue share, which is the result of lower revenue over the same comparative periods. This decrease was also partially due to lower operating costs, primarily for product development activities. Costs of revenue and operating expenses included severance costs as well as business transformation and acquisition-related costs of $557 and $1,072, respectively, for the three months ended June 30, 2024, compared to $367 and $36, respectively, for the three months ended June 30, 2023. See below for further discussion regarding changes in costs of revenue and operating expenses.
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
License fees and revenue share decreased by $13,783 or 19.8%, to $55,809 for the three months ended June 30, 2024, compared to $69,592, for the three months ended June 30, 2023. The decrease in license fees and revenue share was similar to the decrease in total net revenues for the same comparable periods.
License fees and revenue share as a percentage of total net revenue was 47.3% for the three months ended June 30, 2024, compared to 47.5% for the three months ended June 30, 2023. The decrease in license fees and revenue share as a percentage of total net revenue was primarily due to revenue mix changes, specifically a lower mix of revenue reported on a net basis as compared to revenue reported on a gross basis during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 .
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue decreased by $1,823 to $7,790 for the three months ended June 30, 2024 and was 6.6% as a percentage of total net revenue compared to $9,613, or 6.6% of total net revenue, for the three months ended June 30, 2023. The decrease in other direct costs was primarily due to lower hosting costs as a result of both a strategic switch in web hosting providers during fiscal year 2024 and a comparable decrease in total net revenues between comparable periods. Other direct costs as a percentage of total net revenue remained flat between comparable periods.
Product development
Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel.
Product development expenses decreased by $5,086 to $10,714 for the three months ended June 30, 2024 compared to $15,800 for the three months ended June 30, 2023. Product development expenses included severance costs of $71 and $183 for the three months ended June 30, 2024 the three months ended June 30, 2023, respectively. Excluding severance costs, product development expenses decreased by $4,974 for the three months ended June 30, 2024.
The decrease in product development expenses, excluding severance costs, was primarily due to lower employee-related costs of approximately $2,535, driven by lower incentive compensation. In addition, product development expenses decreased by approximately $2,439, due to a decline in depreciation and amortization expenses, hosting costs, and professional service fees.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses increased by $670 to $16,247 for the three months ended June 30, 2024 compared to $15,577 for the three months ended June 30, 2023. Sales and marketing expenses included severance costs of $410 and $125 for the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively. Excluding severance costs, sales and marketing expenses increased by $385 for the three months ended June 30, 2024.
The increase in sales and marketing expense after excluding severance costs was primarily due to higher personnel related costs of $945, offset by a decrease in sales and marketing events and travel-related expenses of $233, a decrease in the use of professional services of $197, and lower facilities and other related costs of $207.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses increased by $3,018 to $43,517 for the three months ended June 30, 2024 compared to $40,499 for the three months ended June 30, 2023. General and administrative expenses included severance costs of $76 and business transformation costs of $1,072 for the three months ended June 30, 2024. General and administrative expenses included severance costs and acquisition-related costs of $181 for the three months ended June 30, 2023. Excluding severance costs, acquisition-related costs, and business transformation costs, general and administrative expenses increased by $2,051 for the three months ended June 30, 2024.
The increase in general and administrative expenses after excluding severance costs, acquisition-related costs, and business transformation costs, was primarily due to increased depreciation and amortization costs of $2,377 and increased professional service fees of $1,111, partially offset by $1,437 from decreased stock-based compensation, credit loss expenses, and other operating costs.

Interest and other income (expense), net

	Three months ended June 30,
	2024	2023	% of Change
Interest and other income, net
Change in fair value of contingent consideration	$—	$—	100.0%
Interest expense, net	$(8,250)	$(7,390)	11.6%
Foreign exchange transaction gain	818	1,923	(57.5)%
Other income, net	114	244	(53.3)%
Total interest and other income, net	$(7,318)	$(5,223)	40.1%
Interest expense, net
For the three months ended June 30, 2024, interest expense, net, increased by $860 or 11.6% compared to the three months ended June 30, 2023, primarily due to an increase in interest rates of 112 basis points offset by lower average outstanding borrowings of $13,967 over the comparative period.
Foreign exchange transaction gain (loss)
For the three months ended June 30, 2024 and 2024, the Company recorded foreign exchange transaction gains and losses of $818 and $1,923, respectively, that were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our New Credit Agreement. As of June 30, 2024, we had unrestricted cash of approximately $35,042 and $29,000 available to draw under the New Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. We generated $(1,352) in cash flows from operating activities for the three months ended June 30, 2024.
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
Outstanding Secured Indebtedness

Our outstanding secured indebtedness under the New Credit Agreement is $396,000 as of June 30, 2024. The maturity date of the New Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,209, on our consolidated balance sheets as of June 30, 2024. For further description of the terms of the New Credit Agreement, see Note 10—Debt under the heading “Revolver” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.

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
As of June 30, 2024, we were in compliance with all covenants under the New Credit Agreement. Additionally, the Company entered into a Fourth Amendment to the New Credit Agreement on August 6, 2024 to
renegotiate its required covenants. Refer to Note 15—Subsequent Events for further discussion.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $261,359 over the next six fiscal years.
Cash Flow Summary ($ in thousands)

	Three months ended June 30,
	2024	2023	% of Change
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(1,352)	$1,318	(202.6)%
Equity investments	—	—	(100.0)%
Purchase price adjustment related to business acquisition	—	—	(100.0)%
Capital expenditures	(5,931)	(7,276)	(18.5)%
Net cash used in investing activities	$(5,931)	$(7,276)	(18.5)%
Proceeds from borrowings	17,000	5,000	240.0%
Payment of debt issuance costs	—	—	100.0%
Repayment of debt obligations	(7,000)	(10,000)	(30.0)%
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)	(100.0)%
Payment of withholding taxes for net share settlement of equity awards	(48)	(931)	(94.8)%
Options exercised	14	731	(98.1)%
Net cash provided by (used in) financing activities	$9,966	$(8,951)	(211.3)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by (used in) operating activities was $(1,352) for the three months ended June 30, 2024, compared to $1,318 for the three months ended June 30, 2023. The decrease of $2,670 was due to the following:
•$16,757 increase in net loss;
•$19,994 increase due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically accounts receivable;

• $5,907 decrease in non-cash charges during the three months ended June 30, 2024 primarily related to lower deferred income taxes and stock-based compensation, partially offset by lower foreign exchange transaction gain for the three months ended June 30, 2024.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the three months ended June 30, 2024, net cash used in investing activities decreased by $1,345 to $5,931. Our cash used in investing activities for the three months ended June 30, 2024 and June 30, 2023, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the three months ended June 30, 2024, net cash provided by financing activities was $9,966, which was comprised of: (1) the repayment of debt obligations of $7,000, and (2) payment of payroll withholding taxes for net share settlement of equity awards of $48. These cash outflows were offset by cash inflows comprising of proceeds from borrowings of $17,000 and stock option exercises of $14.
For the three months ended June 30, 2023, net cash used in financing activities was $8,951, which was comprised of repayment of debt obligations of $10,000, payment of payroll withholding taxes for net share settlement of equity awards of $931, partially offset by cash inflows from proceeds from borrowings of $5,000 and stock option exercises of $731.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal first quarter ended June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 28, 2024.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Cash Incentive Compensation Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and William G. Stone III. *
10.2	Cash Bonus Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and Senthil Kanagaratnam. *
10.3
Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2024, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. *

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

Digital Turbine, Inc.

Dated: August 7, 2024	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 7, 2024	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)