Form 10-Q
period 2024-09-30
Digital Turbine, Inc.
filed 2024-11-06
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 1, 2024, the Company had 103,725,564 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,765	$33,605
Accounts receivable, net	191,612	191,015
Prepaid expenses	7,093	7,704
Other current assets	12,419	10,017
Total current assets	243,889	242,341
Property and equipment, net	48,159	45,782
Right-of-use assets	11,222	9,127
Intangible assets, net	285,848	313,505
Goodwill	221,059	220,072
Other non-current assets	34,309	34,713
TOTAL ASSETS	$844,486	$865,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$148,062	$159,200
Accrued revenue share	29,518	33,934
Accrued compensation	7,408	7,209
Other current liabilities	38,643	35,681
Total current liabilities	223,631	236,024
Long-term debt, net of debt issuance costs	407,620	383,490
Deferred tax liabilities, net	17,460	20,424
Other non-current liabilities	13,405	11,670
Total liabilities	662,116	651,608
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 104,279,577 issued and 103,521,452 outstanding at September 30, 2024; 102,877,057 issued and 102,118,932 outstanding at March 31, 2024	10	10
Additional paid-in capital	875,827	858,191
Treasury stock (758,125 shares at September 30, 2024, and March 31, 2024)	(71)	(71)
Accumulated other comprehensive loss	(48,011)	(48,955)
Accumulated deficit	(645,485)	(595,343)
Total stockholders’ equity	182,370	213,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,486	$865,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net revenue	$118,728	$143,259	$236,717	$289,625
Costs of revenue and operating expenses
Revenue share	56,336	68,719	112,145	138,311
Other direct costs of revenue	8,438	9,017	16,228	18,630
Product development	9,433	14,037	20,147	29,837
Sales and marketing	15,887	15,537	32,134	31,114
General and administrative	42,176	41,385	85,693	81,884
Impairment of goodwill	—	147,181	—	147,181
Total costs of revenue and operating expenses	132,270	295,876	266,347	446,957
Loss from operations	(13,542)	(152,617)	(29,630)	(157,332)
Interest and other income (expense), net
Change in fair value of contingent consideration	200	372	200	372
Interest expense, net	(9,232)	(7,844)	(17,482)	(15,234)
Foreign exchange transaction loss	(976)	(2,106)	(158)	(183)
Other income (expense), net	(36)	—	78	244
Total interest and other income (expense), net	(10,044)	(9,578)	(17,362)	(14,801)
Loss before income taxes	(23,586)	(162,195)	(46,992)	(172,133)
Income tax provision (benefit)	1,400	(713)	3,150	(2,252)
Net loss	(24,986)	(161,482)	(50,142)	(169,881)
Less: net loss attributable to non-controlling interest	—	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	(24,986)	(161,482)	(50,142)	(169,661)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	2,157	(1,287)	944	(7,394)
Comprehensive loss	(22,829)	(162,769)	(49,198)	(177,275)
Less: comprehensive income attributable to non-controlling interest	—	—	—	519
Comprehensive loss attributable to Digital Turbine, Inc.	$(22,829)	$(162,769)	$(49,198)	$(177,794)
Net loss per common share
Basic	$(0.24)	$(1.61)	$(0.49)	$(1.69)
Diluted	$(0.24)	$(1.61)	$(0.49)	$(1.69)
Weighted-average common shares outstanding
Basic	103,041	100,604	102,722	100,272
Diluted	103,041	100,604	102,722	100,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(50,142)	$(169,881)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,171	41,926
Non-cash interest expense	757	424
Allowance for credit losses	1,298	1,227
Stock-based compensation expense	17,167	19,033
Foreign exchange transaction loss	158	183
Change in fair value of contingent consideration	(200)	(372)
Right-of-use asset	(1,883)	1,817
Impairment of goodwill	—	147,181
(Increase) decrease in assets:
Accounts receivable, gross	(1,933)	(16,637)
Prepaid expenses	652	252
Other current assets	(1,851)	(3,387)
Other non-current assets	418	(3,799)
Increase (decrease) in liabilities:
Accounts payable	(11,377)	20,283
Accrued revenue share	(4,531)	(14,373)
Accrued compensation	135	(2,698)
Other current liabilities	2,698	19,751
Deferred income taxes	(3,109)	(10,732)
Other non-current liabilities	1,501	(1,426)
Net cash provided by (used in) operating activities	(10,071)	28,772
Cash flows from investing activities
Capital expenditures	(13,408)	(14,277)
Net cash used in investing activities	(13,408)	(14,277)
Cash flows from financing activities
Proceeds from borrowings	38,000	17,000
Payment of debt issuance costs	(1,561)	—
Repayment of debt obligations	(13,000)	(44,136)
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)
Payment of withholding taxes for net share settlement of equity awards	(160)	(1,037)
Options exercised	93	2,729
Net cash provided by (used in) financing activities	23,372	(29,195)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(733)	(2,209)
Net change in cash, cash equivalents, and restricted cash	(840)	(16,909)
Cash, cash equivalents, and restricted cash, beginning of period	33,605	75,558
Cash, cash equivalents, and restricted cash, end of period	$32,765	$58,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$32,081	$58,138
Restricted cash	684	511
Total cash, cash equivalents and restricted cash	$32,765	$58,649

Supplemental disclosure of cash flow information
Interest paid	$18,578	$15,582
Income taxes paid	$703	$444
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$461	$425
Right-of-use assets acquired under operating leases	$3,519	$353
Fair value of unpaid contingent consideration in connection with business acquisitions	$1,215	$2,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2024	102,118,932	$10	100,000	$100	758,125	$(71)	$858,191	$(48,955)	$(595,343)	$213,932
Net loss	—	—	—	—	—	—	—	—	(25,156)	(25,156)
Foreign currency translation	—	—	—	—	—	—	—	(1,213)	—	(1,213)
Stock-based compensation expense	—	—	—	—	—	—	8,424	—	—	8,424
Shares issued:
Exercise of stock options	8,599	—	—	—	—	—	14	—	—	14
Issuance of restricted shares and vesting of restricted units	390,752	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(48)	—	—	(48)
Balance at June 30, 2024	102,518,283	$10	100,000	$100	758,125	$(71)	$866,581	$(50,168)	$(620,499)	$195,953
Net loss	—	—	—	—	—	—	—	—	(24,986)	(24,986)
Foreign currency translation	—	—	—	—	—	—	—	2,157	—	2,157
Stock-based compensation expense	—	—	—	—	—	—	9,279	—	—	9,279
Shares issued:
Exercise of stock options	1,667	—	—	—	—	—	79	—	—	79
Issuance of restricted shares and vesting of restricted units	1,001,502	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(112)	—	—	(112)
Balance at September 30, 2024	103,521,452	$10	100,000	$100	758,125	$(71)	$875,827	$(48,011)	$(645,485)	$182,370

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
September 30, 2024
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023, for $3,751. As a result, the Company owned 100% of all its subsidiaries as of September 30, 2024.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and six months ended September 30, 2024, are not necessarily indicative of the operating results for the full fiscal year.
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
Note 3—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. During the six months ended September 30, 2024, the Company did not make any such investments. During the year ended March 31, 2024, the Company purchased non-marketable equity securities for a total of $19,094.
As of September 30, 2024 and March 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594, and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the six months ended September 30, 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of September 30, 2024 and March 31, 2024, Level 1 equity securities recorded at fair value totaled $468 and $501, respectively, and are classified as other non-current assets. As of September 30, 2024 and March 31, 2024, there were no Level 2 or Level 3 equity securities recorded at fair value.
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
A summary of segment information follows:

	Three months ended September 30, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$82,414	$37,346	$(1,032)	$118,728
Revenue share	48,951	8,417	(1,032)	56,336
Segment profit	$33,463	$28,929	$—	$62,392

	Three months ended September 30, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$99,060	$46,183	$(1,984)	$143,259
Revenue share	60,980	9,723	(1,984)	68,719
Segment profit	$38,080	$36,460	$—	$74,540

	Six months ended September 30, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$163,064	$75,738	$(2,085)	$236,717
Revenue share	98,094	16,136	(2,085)	112,145
Segment profit	$64,970	$59,602	$—	$124,572

	Six months ended September 30, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$197,310	$95,142	$(2,827)	$289,625
Revenue share	119,278	21,860	(2,827)	138,311
Segment profit	$78,032	$73,282	$—	$151,314

Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	September 30, 2024	March 31, 2024
United States and Canada	$36,904	$32,899
Europe, Middle East, and Africa	11,145	12,809
Asia Pacific and China	110	74
Consolidated property and equipment, net	$48,159	$45,782

	September 30, 2024	March 31, 2024
United States and Canada	$5,943	$4,314
Europe, Middle East, and Africa	5,155	4,598
Asia Pacific and China	124	215
Consolidated right-of-use assets	$11,222	$9,127

	September 30, 2024	March 31, 2024
United States and Canada	$120,968	$133,381
Europe, Middle East, and Africa	160,615	175,878
Asia Pacific and China	4,265	4,246
Consolidated intangible assets, net	$285,848	$313,505
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended September 30, 2024
	ODS	AGP	Total
United States and Canada	$33,664	$23,064	$56,728
Europe, Middle East, and Africa	28,846	10,135	38,981
Asia Pacific and China	18,688	4,141	22,829
Mexico, Central America, and South America	1,216	6	1,222
Elimination	—	—	(1,032)
Consolidated net revenue	$82,414	$37,346	$118,728

	Three months ended September 30, 2023
	ODS	AGP	Total
United States and Canada	$40,176	$32,256	$72,432
Europe, Middle East, and Africa	48,348	8,966	57,314
Asia Pacific and China	10,114	4,940	15,054
Mexico, Central America, and South America	422	21	443
Elimination	—	—	(1,984)
Consolidated net revenue	$99,060	$46,183	$143,259

	Six months ended September 30, 2024
	ODS	AGP	Total
United States and Canada	$67,549	$48,146	$115,695
Europe, Middle East, and Africa	60,550	20,548	81,098
Asia Pacific and China	33,260	7,029	40,289
Mexico, Central America, and South America	1,705	15	1,720
Elimination	—	—	(2,085)
Consolidated net revenue	$163,064	$75,738	$236,717

	Six months ended September 30, 2023
	ODS	AGP	Total
United States and Canada	$79,117	$63,173	$142,290
Europe, Middle East, and Africa	94,370	22,518	116,888
Asia Pacific and China	22,657	9,387	32,044
Mexico, Central America, and South America	1,166	64	1,230
Elimination	—	—	(2,827)
Consolidated net revenue	$197,310	$95,142	$289,625
Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072
Impairment of goodwill	—	—	—
Foreign currency translation	$—	$987	$987
Goodwill as of September 30, 2024	$80,176	$140,883	$221,059

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the six months ended September 30, 2024, no occurrence of event or circumstance indicated they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during the period.

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
Intangible Assets

The components of intangible assets were as follows as of the periods indicated:

	As of September 30, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.75 years	$138,057	$(34,778)	$103,279
Developed technology	3.82 years	146,852	(69,961)	76,891
Trade names	0.83 years	70,072	(54,742)	15,330
Publisher relationships	16.37 years	109,265	(18,917)	90,348
Total		$464,246	$(178,398)	$285,848

	As of March 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.04 years	$168,349	$(59,222)	$109,127
Developed technology	4.31 years	146,524	(59,470)	87,054
Trade names	1.33 years	69,957	(45,470)	24,487
Publisher relationships	16.86 years	108,860	(16,023)	92,837
Total		$493,690	$(180,185)	$313,505
The Company recorded amortization expense of $13,505 and $28,709, respectively, during the three and six months ended September 30, 2024, and $16,157 and $32,346, respectively, during the three and six months ended September 30, 2023, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2025	$27,020
Fiscal year 2026	41,510
Fiscal year 2027	35,378
Fiscal year 2028	35,378
Fiscal year 2029	18,454
Thereafter	128,108
Total	$285,848
Note 6—Accounts Receivable

	September 30, 2024	March 31, 2024
Billed	$130,195	$136,604
Unbilled	70,355	64,117
Allowance for credit losses	(8,938)	(9,706)
Accounts receivable, net	$191,612	$191,015
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of September 30, 2024 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
The Company considers various factors, including credit risk associated with customers. To the extent any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due, however account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered.
Allowance for Credit Losses
The Company maintains reserves for current expected credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.
The Company considers a receivable past due when a customer has not paid by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (customer default), based on factors such as customer credit assessments as well as the length of time the amounts are past due.

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$9,215	$10,319	$9,706	$10,206
Provision for credit losses	1,084	488	1,298	1,227
Write-offs	(1,361)	(701)	(2,066)	(1,327)
Balance, end of period	$8,938	$10,106	$8,938	$10,106
The Company recorded $1,084 and $1,298 of credit loss expense during the three and six months ended September 30, 2024, respectively, and $488 and $1,227 of credit loss expense during the three and six months ended September 30, 2023, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 7—Property and Equipment

	September 30, 2024	March 31, 2024
Computer-related equipment	$5,676	$7,057
Developed software	103,319	88,258
Furniture and fixtures	2,051	2,069
Leasehold improvements	3,695	3,690
Property and equipment, gross	114,741	101,074
Accumulated depreciation	(66,582)	(55,292)
Property and equipment, net	$48,159	$45,782
Depreciation expense was $5,847 and $11,462 for the three and six months ended September 30, 2024, respectively, and $4,529 and $9,584 for the three and six months ended September 30, 2023, respectively. Depreciation expense for the three and six months ended September 30, 2024, includes $5,796 and $11,277, respectively, related to internal-use software included in general and administrative expense and $51 and $185, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2023, includes $3,020 and $6,319, respectively, related to internal-use software included in general and administrative expense and $1,509 and $3,265, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of September 30, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,349, of which $1,233 was included in prepaid expenses and other current assets and $5,116 was included in other non-current assets.

As of March 31, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,965, of which $1,239 was included in prepaid expenses and other current assets and $5,727 was included in other non-current assets.
As of September 30, 2024 and 2023, amortization expenses for implementation costs of cloud-based computing arrangements were $613 and $0, respectively.
Note 8—Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Accrued expenses	$8,529	$7,376
Accrued interest	1,790	3,414
Foreign income tax payable	19,410	14,371
Other current liabilities	8,914	10,520
Total	38,643	35,681
Note 9—Other Non-Current Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Non-current lease liabilities	$7,423	$5,746
Contingent consideration	1,215	1,015
Other long-term liabilities	4,767	4,909
Total	13,405	11,670
During the six months ended September 30, 2024, the Company reassessed the fair value of its contingent consideration based on current forecasts in association with the Company’s acquisition of In App Video Services UK LTD. (“In App”). Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As a result of the Company’s assessment for the six months ended September 30, 2024, a remeasurement gain equal to the change in fair value of $200 was recorded. During fiscal year ended March 31, 2024, the Company 1) paid approximately $1,100 for the earn-out associated with the calendar year ended December 31, 2023 and 2) recognized a change in the fair value of contingent consideration of $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Note 10—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	September 30, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.34%	0.35%

	March 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.71%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	September 30, 2024	March 31, 2024
Revolver	$411,000	$386,000
Less: Debt issuance costs	(3,380)	(2,510)
Long-term debt, net of debt issuance costs	$407,620	$383,490
Revolver
On February 3, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“BoA”), which provided for a revolving line of credit (the “Revolver”) of up to $100,000 with an accordion feature enabling the Company to increase the total amount up to $200,000.
On April 29, 2021, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) with BoA, as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit of up to $400,000. The revolving line of credit matures on April 29, 2026, and contains an accordion feature enabling the Company to increase the total amount of the Revolver by $75,000 plus an amount that would enable the Company to remain in compliance with its consolidated secured net leverage ratio, on such terms as agreed to by the parties. The Amended and Restated Credit Agreement was subsequently amended as follows:
•First Amendment: Increase in the Revolver to $525,000 while retaining the $75,000 accordion feature discussed above, for a total potential revolving line of credit of $600,000 on December 29, 2021.
•Second Amendment: LIBOR was replaced with the Term Secured Overnight Financing Rate (“SOFR”). As a result, borrowings under the Amended and Restated Credit Agreement where the applicable rate was LIBOR will accrue interest at an annual rate equal to SOFR plus between 1.50% and 2.25% beginning on the effective date of the Second Amendment, which was October 26, 2022.
•Third Amendment: On February 5, 2024, the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant were amended. In addition, it increased the limit of permitted, other investments, including equity investments and joint ventures from $20,000 in the aggregate in any fiscal year of the Company to $75,000 and increased the annual interest rate to SOFR plus between 1.50% and 2.75%, based on the Company’s consolidated secured net leverage ratio.
•Fourth Amendment: On August 6, 2024, the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant were amended. Additionally, the Revolver was reduced by $100,000 to $425,000 (while retaining the $75,000 accordion feature), and the annual interest rate for the highest leverage ratio results was increased to SOFR plus between 1.00% and 3.75%, based on the Company’s consolidated leverage ratio. The Fourth Amendment also provided for payment against the outstanding Revolver balance to the extent the Company holds cash in excess of $40,000, and reduced the permitted investments threshold limit from $70,000 to $25,000.
Other than the changes described above regarding the covenants in the Fourth Amendment, the amendments discussed made no other changes to the terms of the Amended and Restated Credit Agreement, which contains customary covenants, representations, and events of default and also requires the Company to comply with a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio.
The Company incurred debt issuance costs of $6,564 for the Amended and Restated Credit Agreement, inclusive of costs incurred for the First, Second, Third and Fourth Amendments. Deferred debt issuance costs are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.

As of September 30, 2024, the Company had $411,000 drawn against the Amended and Restated Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $3,380.
As of September 30, 2024, amounts outstanding under the Amended and Restated Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 3.75%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 2.75%, based on the Company’s consolidated secured leverage ratio. Additionally, the Amended and Restated Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of September 30, 2024, the interest rate was 8.34% and the unused line of credit fee was 0.35%.
The Company’s payment and performance obligations under the Amended and Restated Credit Agreement and related loan documents are secured by its grant of a security interest in substantially all of its personal property assets, whether now existing or hereafter acquired, subject to certain exclusions. If the Company acquires any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests are required to be first priority security interests, subject to certain permitted liens.
As of September 30, 2024, the Company had $14,000 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, excluding the accordion feature, subject to the required covenants. As of September 30, 2024, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Interest expense, net	$(8,722)	$(7,543)	$(16,562)	$(14,657)
Amortization of debt issuance costs	(456)	(212)	(757)	(424)
Unused line of credit fees and other	(54)	(89)	(163)	(153)
Total interest expense, net	$(9,232)	$(7,844)	$(17,482)	$(15,234)
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
On August 27, 2024, our stockholders approved an amendment to the Company’s 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of September 30, 2024, 7,055,643 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2024	5,797,869	$13.26	5.39	$2,423
Granted	1,625,000	1.99
Exercised	(10,312)	1.55
Forfeited / Expired	(533,610)	20.15
Options outstanding as of September 30, 2024	6,878,947	$10.03	6.12	$4,965
Exercisable as of September 30, 2024	4,713,988	$11.40	4.68	$3,313
At September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $9,060, with an expected remaining weighted-average recognition period of 1.75 years.
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

The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2024	3,919,842	$12.44
Granted	5,450,248	2.23
Vested	(1,440,822)	6.99
Forfeited	(383,083)	8.51
Unvested restricted shares outstanding as of September 30, 2024	7,546,185	$6.04
At September 30, 2024, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $30,670, with an expected remaining weighted-average recognition period of 1.60 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended September 30, 2024, was $8,999 and $17,167, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense for the three and six months ended September 30, 2023, was $9,016 and $19,033, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net loss per common share	$(24,986)	$(161,482)	$(50,142)	$(169,881)
Less: net loss attributable to non-controlling interest	—	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	$(24,986)	$(161,482)	$(50,142)	$(169,661)
Weighted-average common shares outstanding, basic	103,041	100,604	102,722	100,272
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.24)	$(1.61)	$(0.49)	$(1.69)
Weighted-average common shares outstanding, diluted	103,041	100,604	102,722	100,272
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.24)	$(1.61)	$(0.49)	$(1.69)
Potentially dilutive outstanding securities of 7,919,967 and 8,090,889 for the three and six months ended September 30, 2024, respectively, and 2,823,586 and 3,273,213 for the three and six months ended September 30, 2023, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
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
During the three and six months ended September 30, 2024, a tax provision expense of $1,400 and $3,150, respectively, resulted in an effective tax rate of (5.9)% and (6.7)%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to foreign income expense and a valuation allowance on loss from operations.
During the three and six months ended September 30, 2023, a tax benefit of $713 and $2,252, respectively, resulted in an effective tax rate of 0.4% and 1.3%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on certain deductions and state tax benefits.
Note 14—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $252,866 over the next six fiscal years.
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
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing on the motion to dismiss is complete as of November 13, 2023. On August 22, 2024, the court granted the Company’s motion to dismiss the amended complaint with prejudice. The plaintiffs had thirty days to file a notice of appeal and did not do so. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases were stayed pending a final, non-appealable ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. On October 24, 2024, the plaintiffs in Olszanski v. Digital Turbine, Inc., et al., Case
No. 1:22-cv-911 filed a notice of dismissal. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seek,” “should,” “could,” “can,” “would,” “may,” “might,” “intend,” “plan,” “target,” “project,” “contemplate,” “predict,” “suggest,” “potential,” and “continue” and the negative of these words and other similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are estimates based on assumptions, known historical results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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

This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $1,309 of business transformation costs during the six months ended September 30, 2024. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, the Company is in the process of initiating further transformation efforts, a portion of which include various measures across the organization to reduce current and future operating expenses and improve cash flows, including a reduction in force, reductions in personnel costs, and steps intended to simplify and streamline business operations. As part of these transformation efforts, we are currently implementing a reduction in our workforce. Thereafter, to further reduce operating expenses and improve cash flows, we plan to implement additional transformation activities, including but not limited subsequent reductions in force. The program is underway and is targeted to yield more than $25,000 in annual cash expense savings. The Company expects the program to be substantially implemented by the first quarter of fiscal year 2026.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2024	2023	% of Change	2024	2023	% of Change
Net revenue	$118,728	$143,259	(17.1)%	$236,717	$289,625	(18.3)%
Costs of revenue and operating expenses
Revenue share	56,336	68,719	(18.0)%	112,145	138,311	(18.9)%
Other direct costs of revenue	8,438	9,017	(6.4)%	16,228	18,630	(12.9)%
Product development	9,433	14,037	(32.8)%	20,147	29,837	(32.5)%
Sales and marketing	15,887	15,537	2.3%	32,134	31,114	3.3%
General and administrative	42,176	41,385	1.9%	85,693	81,884	4.7%
Impairment of goodwill	—	147,181	(100.0)%	—	147,181	(100.0)%
Total costs of revenue and operating expenses	132,270	295,876	(55.3)%	266,347	446,957	(40.4)%
Loss from operations	(13,542)	(152,617)	(91.1)%	(29,630)	(157,332)	(81.2)%
Interest and other income (expense), net
Change in fair value of contingent consideration	200	372	(46.2)%	200	372	(46.2)%
Interest expense, net	(9,232)	(7,844)	17.7%	(17,482)	(15,234)	14.8%
Foreign exchange transaction loss	(976)	(2,106)	(53.7)%	(158)	(183)	(13.7)%
Other income (expense), net	(36)	—	100.0%	78	244	(68.0)%
Total interest and other income (expense), net	(10,044)	(9,578)	4.9%	(17,362)	(14,801)	17.3%
Loss before income taxes	(23,586)	(162,195)	(85.5)%	(46,992)	(172,133)	(72.7)%
Income tax provision (benefit)	1,400	(713)	(296.4)%	3,150	(2,252)	(239.9)%
Net loss	(24,986)	(161,482)	(84.5)%	(50,142)	(169,881)	(70.5)%
Net revenue

	Three months ended September 30,			Six months ended September 30,
	2024	2023	% of Change	2024	2023	% of Change
Net revenue
On Device Solutions	$82,414	$99,060	(16.8)%	$163,064	$197,310	(17.4)%
App Growth Platform	37,346	46,183	(19.1)%	75,738	95,142	(20.4)%
Elimination	(1,032)	(1,984)	(48.0)%	(2,085)	(2,827)	(26.2)%
Total net revenue	$118,728	$143,259	(17.1)%	$236,717	$289,625	(18.3)%
Comparison of the three and six months ended September 30, 2024 and 2023
Over the three-month comparative periods, net revenue decreased by $24,531 or 17.1%, and over the six-month comparative periods, net revenue decreased by $52,908 or 18.3%. See the segment discussion below for further details regarding net revenue.
On Device Solutions

ODS revenue for the three months ended September 30, 2024, decreased by $16,646 or 16.8% compared to the three months ended September 30, 2023. Revenue from content media increased by approximately $565 primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices. Revenue from application media decreased by approximately $17,211. The decrease was primarily driven by lower new device volumes and revenue-per-device in the US region and the Europe, Middle East, and Africa regions. These decreases were partially offset by higher device volumes and revenue-per-device in the Asia Pacific and China regions.

ODS revenue for the six months ended September 30, 2024, decreased by $34,246 or 17.4% compared to the six months ended September 30, 2023. Revenue from content media increased by approximately $1,317 for the same reason as noted above for the three months ended September 30, 2024. In addition, application media revenue declined by approximately $35,563 for the six months ended September 30, 2024. The decline in revenue in application media was primarily due to lower device volumes and lower revenue-per-device in the US region and internationally, resulting in a $25,362 decrease in revenue. The decrease was partially offset by higher device volumes and revenue-per-device in the Asia Pacific and China regions. This decrease was also driven by lower revenue from strategic demand customers of approximately $10,201.
App Growth Platform
AGP revenue for the three months ended September 30, 2024, decreased by $8,837 or 19.1% compared to the three months ended September 30, 2023. Performance and brand advertising revenue declined by approximately $268 and advertising exchange revenue declined by approximately $8,594, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. The decrease in advertising exchange revenue was primarily due to lower performance in the US and Canada regions, partially offset by higher performance in the Europe, Middle East, and Africa regions of $1,169. Revenues from reseller partnerships remained flat between the comparable periods.
AGP revenue for the six months ended September 30, 2024, decreased by $19,404 or 20.4% compared to the six months ended September 30, 2023. Performance and brand advertising revenue declined by approximately $4,617 and advertising exchange revenue declined by approximately $14,824, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. The decrease in advertising exchange revenue was primarily due to lower performance in the US and Canada regions. Revenues from reseller partnerships remained flat between the comparable periods.
Costs of revenue and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2024	2023	% of Change	2024	2023	% of Change
Costs of revenue and operating expenses
Revenue share	$56,336	$68,719	(18.0)%	$112,145	$138,311	(18.9)%
Other direct costs of revenue	8,438	9,017	(6.4)%	16,228	18,630	(12.9)%
Product development	9,433	14,037	(32.8)%	20,147	29,837	(32.5)%
Sales and marketing	15,887	15,537	2.3%	32,134	31,114	3.3%
General and administrative	42,176	41,385	1.9%	85,693	81,884	4.7%
Impairment of goodwill	—	147,181	(100.0)%	—	147,181	(100.0)%
Total costs of revenue and operating expenses	$132,270	$295,876	(55.3)%	$266,347	$446,957	(40.4)%
Comparison of the three and six months ended September 30, 2024 and 2023
Total costs of revenue and operating expenses decreased by $163,606 or 55.3% and decreased by $180,610 or 40.4%, respectively, for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023.
Total costs of revenue and operating expenses for the three and six months ended September 30, 2023 included an impairment of goodwill of $147,181. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $16,425 or 11.0% and $33,429 or 11.2%, respectively, for the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023.
The decrease in total costs of revenue and operating expenses for both comparative periods, after excluding the impairment of goodwill, was primarily due to lower revenue share and product development costs, partially offset by higher general and administrative costs. The reduced revenue share is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included total business transformation, severance and transaction costs of $505 and $2,134 for the three and six months ended September 30, 2024, respectively, compared to $3,416 and $3,819 for the three and six months ended September 30, 2023, respectively. In connection with the Company’s transformation efforts, business transformation and severance costs are expected to increase in the future remaining quarters of fiscal year 2025.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share decreased by $12,383 or 18.0% to $56,336 for the three months ended September 30, 2024, and was 47.4% as a percentage of total net revenue compared to $68,719, or 48.0% of total net revenue, for the three months ended September 30, 2023.
Revenue share decreased by $26,166 or 18.9% to $112,145 for the six months ended September 30, 2024, and was 47.4% as a percentage of total net revenue compared to $138,311, or 47.8% of total net revenue, for the six months ended September 30, 2023.
The decrease in revenue share was attributable to the decrease in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. Revenue share as a percentage of total net revenue for the three and six months ended September 30, 2024 compared to the prior year comparative periods remained flat.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue decreased by $579 or 6.4% to $8,438 for the three months ended September 30, 2024, and was 7.1% as a percentage of total net revenue compared to $9,017, or 6.3% of total net revenue, for the three months ended September 30, 2023.
Other direct costs of revenue decreased by $2,402 or 12.9% to $16,228 for the six months ended September 30, 2024, and was 6.9% as a percentage of total net revenue compared to $18,630, or 6.4% of total net revenue, for the six months ended September 30, 2023.
The decrease in other direct costs was primarily due to lower amortization of developed technology intangible assets, lower hosting costs as a result of both a strategic switch in web hosting providers during fiscal year 2024, and a comparable decrease in total net revenues between comparable periods. The increase in other direct costs of revenue as a percentage of total net revenue was due to the decline in total net revenue.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.

Product development expenses decreased by $4,604 or 32.8% to $9,433 for the three months ended

September 30, 2024, compared to $14,037 for the three months ended September 30, 2023. Product development expenses included severance costs of approximately $109 for the three months ended September 30, 2024. Product development expenses included severance and business transformation costs of $1,508 for the three months ended September 30, 2023.

Product development expenses, after excluding severance and business transformation costs, decreased by approximately $3,205 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in product development expenses was primarily due to lower employee-related costs, including base salary and incentive compensation of $1,011, hosting and software costs of $1,489, and other operating costs, including third-party development of $1,864. These decreases were partially offset by higher depreciation and amortization costs of $1,159.
Product development expenses decreased by $9,690 or (32.5)% to $20,147 for the six months ended September 30, 2024, compared to $29,837 for the six months ended September 30, 2023. Product development expenses included severance costs of approximately $180 for the six months ended September 30, 2024. Product development expenses included severance, acquisition-related, and business transformation costs of approximately $1,682 for the six months ended September 30, 2023.
Product development expenses, after excluding severance, acquisition-related and business transformation costs, decreased by approximately $8,188 for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease in product development expenses was primarily due to lower employee-related costs, including base salary and incentive compensation of $3,546, hosting and software costs of $2,204, reduced third-party development costs of $833, and other operating costs, including facilities and travel of $1,602.
Product development expenses, excluding severance, acquisition-related, and business transformation costs, changed to 7.9% and 8.4% of total net revenue for the three and six months ended September 30, 2024, respectively, compared to 8.7% and 9.7% of total net revenue for the three and six months ended September 30, 2023, respectively. The decrease in product development expenses as a percentage of total net revenue for the six months ended September 30, 2024 was primarily due to lower employee-related costs and revenues declining at a rate faster than product development expenses due to the Company’s continued investments in its technology platforms.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses increased by $350 or 2.3% to $15,887 for the three months ended September 30, 2024, and was 13.4% as a percentage of total net revenue compared to $15,537, or 10.8% of total net revenue, for the three months ended September 30, 2023. Sales and marketing expenses included severance costs of approximately $96 and $575 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Sales and marketing expenses, after excluding severance expenses, increased by approximately $829 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in sales and marketing expenses was primarily due to higher employee-related costs, including base salary, incentive compensation, and recruiting of $959, and higher third-party development costs of $159.
Sales and marketing expenses increased by $1,020 or 3.3% to $32,134 for the six months ended September 30, 2024, and was 13.6% as a percentage of total net revenue compared to $31,114, or 10.7% of total net revenue, for the six months ended September 30, 2023. Sales and marketing expenses included severance costs of approximately $506 for the six months ended September 30, 2024. Sales and marketing expenses included severance and acquisition-related of approximately $623 for the six months ended September 30, 2023.
Sales and marketing expenses, after excluding severance and acquisition-related expenses, increased by approximately $1,137 for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The increase in sales and marketing expenses was primarily due to higher employee-related costs, including base salary, incentive compensation, and recruiting of $1,904. This increase was partially offset by lower costs for sales events and sales related travel of $478 and reduced facilities costs of $251.
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
General and administrative expenses increased by $791 or 1.9% to $42,176 for the three months ended September 30, 2024 compared to $41,385 for the three months ended September 30, 2023. General and administrative expenses included severance and business transformation costs of approximately $300 for the three months ended September 30, 2024. General and administrative expenses included severance, acquisition-related, and business transformation costs of approximately $1,333 for the three months ended September 30, 2023.
General and administrative expenses, after excluding severance, acquisition-related and business transformations costs, increased by $1,824 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to higher employee-related costs, including base salary and incentive compensation of $1,966, and an increase in other operating expenses, including software and license fees of $1,409. These increases were partially offset by lower depreciation and amortization of $1,014 and third-party development costs of $767.
General and administrative expenses increased by $3,809 or 4.7% to $85,693 for the six months ended September 30, 2024, compared to $81,884 for the six months ended September 30, 2023. General and administrative expenses included severance and business transformation costs of approximately $1,448 for the six months ended September 30, 2024. General and administrative expenses included severance, acquisition-related, and business transformation costs of $1,514 for the six months ended September 30, 2023.
General and administrative expenses, after excluding severance, acquisition-related, and business transformation costs, increased by $3,875 for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The increase was primarily due to higher employee related costs of $1,674, depreciation and amortization of $1,363, other operating costs, including software and travel of approximately $2,287, and professional services including audit, tax, and legal fees of $344. These increases were partially offset by lower stock-based compensation of approximately $2,001.
Interest and other income (expense), net

	Three months ended September 30,			Six months ended September 30,
	2024	2023	% of Change	2024	2023	% of Change
Interest and other income (expense), net
Change in fair value of contingent consideration	$200	$372	(46.2)%	$200	$372	(46.2)%
Interest expense, net	$(9,232)	$(7,844)	17.7%	(17,482)	(15,234)	14.8%
Foreign exchange transaction loss	(976)	(2,106)	(53.7)%	(158)	(183)	(13.7)%
Other income (expense), net	(36)	—	100.0%	78	244	68.0%
Total interest and other income (expense), net	$(10,044)	$(9,578)	4.9%	$(17,362)	$(14,801)	17.3%
Comparison of the three and six months ended September 30, 2024 and 2023

Interest expense, net
For the three and six months ended September 30, 2024, interest expense, net, increased by $1,388 or 17.7% and $2,248 or 14.8%, respectively, compared to the three and six months ended September 30, 2023. The increase was primarily due to an increase in interest rates of 112 basis points for the three and six months ended September 30, 2024. Further, average outstanding borrowings for the three months ended September 30, 2024 increased $5,433 compared to the three months ended September 30, 2023, contributing to the increase in interest expense, while the average outstanding borrowings for the six months ended September 30, 2024 decreased $4,267 compared to the six months ended September 30, 2023, partially offsetting the increase in interest rates for the six month period.
Income tax provision (benefit)

During the three and six months ended September 30, 2024, a tax provision expense of $1,400 and $3,150, respectively, resulted in an effective tax rate of (5.9)% and (6.7)%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to foreign income expense and a valuation allowance on loss from operations.

During the three and six months ended September 30, 2023, a tax benefit of $713 and $2,252, respectively, resulted in an effective tax rate of 0.4% and 1.3%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to the non-deductible goodwill impairment charge, tax limitations on certain deductions and state tax benefits.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our Credit Agreement (“Amended and Restated Credit Agreement”) with Bank of America, N.A. (“BoA”). As of September 30, 2024, we had unrestricted cash of approximately $32,081 and restricted cash of approximately $684. Restricted cash consists primarily of cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards. The Company had $14,000 available to draw under the Amended and Restated Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. The Amended and Restated Credit Agreement matures in 2026. We incurred a net loss of $(24,986) and $(50,142), respectively, and used cash in operating activities of $(8,719) and $(10,071), respectively for the three and six months ended September 30, 2024.
Our principal cash requirements for the twelve-month period following this report primarily consists of personnel costs, contractual payment obligations, including office leases, cloud hosting costs, capital expenditures, minimum commitments under hosting agreements (see Liquidity and Capital Resources—Hosting Agreements below) payment of interest and required principal payments under our Amended and Restated Credit Agreement, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements.
We are exploring various cost saving opportunities, namely through the Company’s recently initiated transformation efforts, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance our Amended and Restated Credit Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.

We believe our existing cash and cash equivalents, cash flow from operations and undrawn available balance under our Amended and Restated Credit Agreement will be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our credit facility and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
Capital Resources
Our outstanding secured indebtedness under the Amended and Restated Credit Agreement is $411,000 as of September 30, 2024. The maturity date of the Amended and Restated Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $3,380, on our consolidated balance sheets as of September 30, 2024. For further description of the terms of the Amended and Restated Credit Agreement, see Note 10—Debt under the heading “Revolver” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.
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
The Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement on August 6, 2024 to renegotiate its required covenants. Refer to Note 10—Debt for further discussion. As of September 30, 2024, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $252,866 over the next six fiscal years.

Cash Flow Summary ($ in thousands)

	Six months ended September 30,
	2024	2023	% of Change
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(10,071)	$28,772	(135.0)%
Capital expenditures	(13,408)	(14,277)	(6.1)%
Net cash used in investing activities	$(13,408)	$(14,277)	(6.1)%
Proceeds from borrowings	38,000	17,000	123.5%
Payment of debt issuance costs	(1,561)	—	100.0%
Repayment of debt obligations	(13,000)	(44,136)	(70.5)%
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)	(100.0)%
Payment of withholding taxes for net share settlement of equity awards	(160)	(1,037)	(84.6)%
Options exercised	93	2,729	(96.6)%
Net cash provided by (used in) financing activities	$23,372	$(29,195)	(180.1)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by (used in) operating activities was $(10,071) for the six months ended September 30, 2024, compared to $28,772 for the six months ended September 30, 2023. The decrease of $38,843 was due to the following:
•$119,739 decrease in net loss;
•$4,631 decrease due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically accounts payable and other current liabilities;
• $153,951 decrease in non-cash charges during the six months ended September 30, 2024 primarily related to the impairment of goodwill reported for the six months ended September 30, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the six months ended September 30, 2024, net cash used in investing activities decreased by $869 to $13,408. Our cash used in investing activities for the six months ended September 30, 2024 and September 30, 2023, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the six months ended September 30, 2024, net cash provided by financing activities was $23,372, which was comprised of: (1) the repayment of debt obligations of $13,000, (2) a payment of $1,561 for debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $160. These cash outflows were offset by cash inflows comprising of proceeds from borrowings of $38,000 and stock option exercises of $93.
For the six months ended September 30, 2023, net cash used in financing activities was $29,195, which was comprised of repayment of debt obligations of $44,136, payment of payroll withholding taxes for net share settlement of equity awards of $1,037, partially offset by cash inflows from proceeds from borrowings of $17,000 and stock option exercises of $2,729.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal second quarter ended September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023, and briefing on the motion to dismiss is complete as of November 13, 2023. On August 22, 2024, the court granted the Company’s motion to dismiss the amended complaint with prejudice. The plaintiffs had thirty days to file a notice of appeal and did not do so. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases were stayed pending a final, non-appealable ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. On October 24, 2024, the plaintiffs in Olszanski v. Digital Turbine, Inc., et al., Case
No. 1:22-cv-911 filed a notice of dismissal. The Company and individual defendants deny any allegations of wrongdoing and the Company plans to vigorously defend against the claims asserted in these complaints. Due to the early stages of these cases, management is unable to assess a likely outcome or potential liability at this time.
ITEM 1A. RISK FACTORS
Other than as set forth below, the Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 28, 2024.
Our transformation activities and reduction in force may not adequately reduce our operating costs or improve our operating margins or cash flows, may lead to additional workforce attrition and may cause operational disruptions.

The Company is in the process of initiating further transformation efforts, a portion of which include various measures across the organization to reduce current and future operating expenses and improve cash flows, including a reduction in force, reductions in personnel costs, and steps intended to simplify and streamline business operations. As part of these transformation efforts, we are currently implementing a reduction in our workforce. Thereafter, to further reduce operating expenses and improve cash flows, we plan to implement additional restructuring activities, including but not limited to subsequent reductions in force. The program is underway and is targeted to yield more than $25,000 in annual cash expense savings. The Company expects the program to be substantially implemented by the first quarter of fiscal year 2026.

The charges and expenditures that we expect to incur in connection with the transformation activities and reduction in force, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the transformation activities and reduction in force. The transformation activities and reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the transformation activities and reduction in force and the risk that we may not achieve the benefits from the transformation activities and reduction in force to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management's and employees' attention from other business priorities. In addition, while we eliminated certain positions in connection with the transformation activities and reduction in force, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our transformation activities and reduction in force, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, passion and teamwork that we believe contribute to our success and our business may be harmed.

We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. As we continue to evolve our business, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. The effects of our transformation activities and planned reduction in workforce could make it more difficult to preserve our company culture and could negatively impact employee morale.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Third Amendment to 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on August 27, 2024)
10.2
Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2024, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Mobile Posse, Inc., AdColony, Inc., AdColony Holdings US, Inc., and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Commission on August 7, 2024).

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

Digital Turbine, Inc.

Dated: November 6, 2024	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 6, 2024	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)