Form 10-Q
period 2024-12-31
Digital Turbine, Inc.
filed 2025-02-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of January 31, 2025, the Company had 105,006,809 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,314	$33,605
Accounts receivable, net	199,511	191,015
Prepaid expenses	6,877	7,704
Other current assets	12,418	10,017
Total current assets	254,120	242,341
Property and equipment, net	49,625	45,782
Right-of-use assets	10,631	9,127
Intangible assets, net	270,262	313,505
Goodwill	221,080	220,072
Other non-current assets	33,992	34,713
TOTAL ASSETS	$839,710	$865,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$147,732	$159,200
Accrued revenue share	34,296	33,934
Accrued compensation	8,475	7,209
Acquisition purchase price liabilities	1,903	—
Other current liabilities	47,831	35,681
Total current liabilities	240,237	236,024
Long-term debt, net of debt issuance costs	408,154	383,490
Deferred tax liabilities, net	14,903	20,424
Other non-current liabilities	12,853	11,670
Total liabilities	676,147	651,608
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 105,593,103 issued and 104,834,978 outstanding at December 31, 2024; 102,877,057 issued and 102,118,932 outstanding at March 31, 2024	10	10
Additional paid-in capital	884,270	858,191
Treasury stock (758,125 shares at December 31, 2024, and March 31, 2024)	(71)	(71)
Accumulated other comprehensive loss	(52,130)	(48,955)
Accumulated deficit	(668,616)	(595,343)
Total stockholders’ equity	163,563	213,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,710	$865,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net revenue	$134,637	$142,634	$371,354	$432,259
Costs of revenue and operating expenses
Revenue share	69,947	70,364	182,092	208,675
Other direct costs of revenue	8,954	8,614	25,182	27,244
Product development	10,203	13,036	30,350	42,873
Sales and marketing	15,494	14,432	47,628	45,546
General and administrative	42,792	45,455	128,485	127,339
Impairment of goodwill	—	—	—	147,181
Total costs of revenue and operating expenses	147,390	151,901	413,737	598,858
Loss from operations	(12,753)	(9,267)	(42,383)	(166,599)
Interest and other income (expense), net
Change in fair value of contingent consideration	(500)	—	(300)	372
Interest expense, net	(8,446)	(7,666)	(25,928)	(22,900)
Foreign exchange transaction gain	1,037	338	879	155
Other income (expense), net	(57)	(311)	21	(67)
Total interest and other income (expense), net	(7,966)	(7,639)	(25,328)	(22,440)
Loss before income taxes	(20,719)	(16,906)	(67,711)	(189,039)
Income tax provision (benefit)	2,412	(2,845)	5,562	(5,097)
Net loss	(23,131)	(14,061)	(73,273)	(183,942)
Less: net loss attributable to non-controlling interest	—	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	(23,131)	(14,061)	(73,273)	(183,722)
Other comprehensive loss
Foreign currency translation gain (loss)	(4,119)	3,585	(3,175)	(3,809)
Comprehensive loss	(27,250)	(10,476)	(76,448)	(187,751)
Less: comprehensive income attributable to non-controlling interest	—	—	—	519
Comprehensive loss attributable to Digital Turbine, Inc.	$(27,250)	$(10,476)	$(76,448)	$(188,270)
Net loss per common share
Basic	$(0.22)	$(0.14)	$(0.71)	$(1.83)
Diluted	$(0.22)	$(0.14)	$(0.71)	$(1.83)
Weighted-average common shares outstanding
Basic	104,148	101,376	103,201	100,643
Diluted	104,148	101,376	103,201	100,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(73,273)	$(183,942)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,784	62,934
Non-cash interest expense	1,290	633
Allowance for credit losses	2,144	2,575
Stock-based compensation expense	25,417	27,020
Foreign exchange transaction gain	(879)	(155)
Change in fair value of contingent consideration	300	(372)
Right-of-use asset	(1,645)	545
Impairment of goodwill	—	147,181
(Increase) decrease in assets:
Accounts receivable, gross	(11,024)	(44,427)
Prepaid expenses	795	(2,232)
Other current assets	(1,894)	(6,067)
Other non-current assets	702	(5,004)
Increase (decrease) in liabilities:
Accounts payable	(11,384)	40,082
Accrued revenue share	491	(2,836)
Accrued compensation	1,379	(3,441)
Other current liabilities	12,417	16,963
Deferred income taxes	(5,352)	(9,009)
Other non-current liabilities	1,104	(15)
Net cash provided by operating activities	372	40,433
Cash flows from investing activities
Equity investments	—	(9,678)
Business acquisition, net of cash acquired	—	65
Capital expenditures	(20,533)	(17,384)
Net cash used in investing activities	(20,533)	(26,997)
Cash flows from financing activities
Proceeds from borrowings	38,000	25,000
Payment of debt issuance costs	(1,627)	—
Repayment of debt obligations	(13,000)	(62,134)
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)
Payment of withholding taxes for net share settlement of equity awards	(231)	(1,176)
Options exercised	103	2,786
Net cash provided by (used in) financing activities	23,245	(39,275)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,375)	(254)
Net change in cash, cash equivalents, and restricted cash	1,709	(26,093)
Cash, cash equivalents, and restricted cash, beginning of period	33,605	75,558
Cash, cash equivalents, and restricted cash, end of period	$35,314	$49,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$34,620	$48,959
Restricted cash	694	506
Total cash, cash equivalents and restricted cash	$35,314	$49,465

Supplemental disclosure of cash flow information
Interest paid	$27,597	$22,876
Income taxes paid	$1,558	$536
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$491	$241
Right-of-use assets acquired under operating leases	$4,096	$2,683
Fair value of unpaid contingent consideration in connection with business acquisitions	$1,644	$2,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2024	102,118,932	$10	100,000	$100	758,125	$(71)	$858,191	$(48,955)	$(595,343)	$213,932
Net loss	—	—	—	—	—	—	—	—	(25,156)	(25,156)
Foreign currency translation	—	—	—	—	—	—	—	(1,213)	—	(1,213)
Stock-based compensation expense	—	—	—	—	—	—	8,424	—	—	8,424
Shares issued:
Exercise of stock options	8,599	—	—	—	—	—	14	—	—	14
Issuance of restricted shares and vesting of restricted units	390,752	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(48)	—	—	(48)
Balance at June 30, 2024	102,518,283	$10	100,000	$100	758,125	$(71)	$866,581	$(50,168)	$(620,499)	$195,953
Net loss	—	—	—	—	—	—	—	—	(24,986)	(24,986)
Foreign currency translation	—	—	—	—	—	—	—	2,157	—	2,157
Stock-based compensation expense	—	—	—	—	—	—	9,279	—	—	9,279
Shares issued:
Exercise of stock options	1,667	—	—	—	—	—	79	—	—	79
Issuance of restricted shares and vesting of restricted units	1,001,502	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(112)	—	—	(112)
Balance at September 30, 2024	103,521,452	$10	100,000	$100	758,125	$(71)	$875,827	$(48,011)	$(645,485)	$182,370
Net loss	—	—	—	—	—	—	—	—	(23,131)	(23,131)
Foreign currency translation	—	—	—	—	—	—	—	(4,119)	—	(4,119)
Stock-based compensation expense	—	—	—	—	—	—	8,504	—	—	8,504
Shares issued:
Exercise of stock options	9,537	—	—	—	—	—	10	—	—	10
Issuance of restricted shares and vesting of restricted units	1,303,989	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(71)	—	—	(71)
Balance at December 31, 2024	104,834,978	$10	100,000	$100	758,125	$(71)	$884,270	$(52,130)	$(668,616)	$163,563

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
December 31, 2024
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023, for $3,751. As a result, the Company owned 100% of all its subsidiaries as of December 31, 2024.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended December 31, 2024, are not necessarily indicative of the operating results for the full fiscal year.
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
Note 3—Acquisitions
Acquisition of One Store International
On November 26, 2024, the Company completed the acquisition of 100% of all outstanding ownership and voting interests of One Store International Holding B.V. (“One Store International”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with One Store Co. LTD (“One Store”) and two additional selling parties. The acquisition of One Store International is part of the Company’s strategy to help deliver One Store’s app to the European market and expand the Company’s broader alternative app market business. The acquisition was accounted for as a business combination.
On October 30, 2024, the Company signed an additional agreement with One Store, the App Store Platform Commercial Agreement (the “Commercial Agreement”), which supersedes the Company’s original agreement with One Store, dated February 5, 2024, which contemplated a future potential joint venture with One Store. The Commercial Agreement allows the Company to take ownership of a license to (1) use the One Store app ("OSP") within the European, Latin American, and US markets (the "Territories"), (2) market, advertise, merchandise, distribute, and sell the OSP through the Company's distribution channels, (3) market the One Store brand within the Territories, and (4) reproduce, use and distribute One Store's intellectual property. In return, upon launch of the business in the Territories, the Company will pay One Store a monthly platform fee of approximately 3% of the gross merchandising value the first 18 months of the term and approximately 5% thereafter.
The Purchase Agreement required total cash consideration of $1,903, to be paid in 18 equal monthly installments starting on the date the Company begins providing service in the United States. On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the Purchase Agreement, which resulted in the recognition of: (1) total assets of $26, (2) total liabilities of $114, and (3) goodwill of $1,991. Transaction costs associated with the acquisition of One Store International were $207. The negotiated purchase price was primarily driven by One Store International’s history of OSP distribution and the part it will play in helping the Company to meet its future obligations under the Commercial Agreement.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. During the nine months ended December 31, 2024, the Company did not make any such investments. During the year ended March 31, 2024, the Company purchased non-marketable equity securities for a total of $19,094.
As of December 31, 2024 and March 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594, and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the nine months ended December 31, 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of December 31, 2024 and March 31, 2024, Level 1 equity securities recorded at fair value totaled $392 and $501, respectively, and are classified as other non-current assets. As of December 31, 2024 and March 31, 2024, there were no Level 2 or Level 3 equity securities recorded at fair value.
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
A summary of segment information follows:

	Three months ended December 31, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$91,736	$44,241	$(1,340)	$134,637
Revenue share	61,112	10,175	(1,340)	69,947
Segment profit	$30,624	$34,066	$—	$64,690

	Three months ended December 31, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$94,298	$49,181	$(845)	$142,634
Revenue share	60,276	10,933	(845)	70,364
Segment profit	$34,022	$38,248	$—	$72,270

	Nine months ended December 31, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$254,800	$119,979	$(3,425)	$371,354
Revenue share	159,206	26,311	(3,425)	182,092
Segment profit	$95,594	$93,668	$—	$189,262

	Nine months ended December 31, 2023
	ODS	AGP	Eliminations	Consolidated
Net revenue	$291,608	$144,323	$(3,672)	$432,259
Revenue share	179,554	32,793	(3,672)	208,675
Segment profit	$112,054	$111,530	$—	$223,584
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	December 31, 2024	March 31, 2024
United States and Canada	$38,862	$32,899
Europe, Middle East, and Africa	10,689	12,809
Asia Pacific and China	74	74
Consolidated property and equipment, net	$49,625	$45,782

	December 31, 2024	March 31, 2024
United States and Canada	$6,056	$4,314
Europe, Middle East, and Africa	4,508	4,598
Asia Pacific and China	67	215
Consolidated right-of-use assets	$10,631	$9,127

	December 31, 2024	March 31, 2024
United States and Canada	$114,761	$133,381
Europe, Middle East, and Africa	151,584	175,878
Asia Pacific and China	3,917	4,246
Consolidated intangible assets, net	$270,262	$313,505
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2024
	ODS	AGP	Total
United States and Canada	$36,089	$27,819	$63,908
Europe, Middle East, and Africa	32,272	10,870	43,142
Asia Pacific and China	22,081	5,548	27,629
Mexico, Central America, and South America	1,294	4	1,298
Elimination	—	—	(1,340)
Consolidated net revenue	$91,736	$44,241	$134,637

	Three months ended December 31, 2023
	ODS	AGP	Total
United States and Canada	$37,927	$33,671	$71,598
Europe, Middle East, and Africa	42,947	11,290	54,237
Asia Pacific and China	12,823	4,201	17,024
Mexico, Central America, and South America	601	19	620
Elimination	—	—	(845)
Consolidated net revenue	$94,298	$49,181	$142,634

	Nine months ended December 31, 2024
	ODS	AGP	Total
United States and Canada	$103,638	$75,965	$179,603
Europe, Middle East, and Africa	92,822	31,418	124,240
Asia Pacific and China	55,341	12,577	67,918
Mexico, Central America, and South America	2,999	19	3,018
Elimination	—	—	(3,425)
Consolidated net revenue	$254,800	$119,979	$371,354

	Nine months ended December 31, 2023
	ODS	AGP	Total
United States and Canada	$117,044	$96,844	$213,888
Europe, Middle East, and Africa	137,317	33,808	171,125
Asia Pacific and China	35,480	13,588	49,068
Mexico, Central America, and South America	1,767	83	1,850
Elimination	—	—	(3,672)
Consolidated net revenue	$291,608	$144,323	$432,259
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072
Purchase of One Store International	—	1,991	1,991
Impairment of goodwill	—	—	—
Foreign currency translation	$—	$(983)	$(983)
Goodwill as of December 31, 2024	$80,176	$140,904	$221,080

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the nine months ended December 31, 2024, no occurrence of event or circumstance indicated they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during the period.

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

The Company subsequently performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast. The Company completed its annual impairment assessment of goodwill, and as a result, recorded an additional $189,459 non-deductible, non-cash goodwill impairment charge for a total of $336,640 to the AGP reporting unit during the fiscal year ended March 31, 2024.

There was no impairment of goodwill for the ODS reporting unit during the fiscal year ended March 31, 2024.
Intangible Assets
Finite-lived intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses. Based on the analysis performed, no impairment was identified during the three and nine months ended December 31, 2024 or the fiscal year ended March 31, 2024.
The components of intangible assets were as follows as of the periods indicated:

	As of December 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.53 years	$136,628	$(36,713)	$99,915
Developed technology	3.58 years	146,179	(74,796)	71,383
Trade names	0.58 years	69,839	(59,144)	10,695
Publisher relationships	16.13 years	108,443	(20,174)	88,269
Total		$461,089	$(190,827)	$270,262

	As of March 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.04 years	$168,349	$(59,222)	$109,127
Developed technology	4.31 years	146,524	(59,470)	87,054
Trade names	1.33 years	69,957	(45,470)	24,487
Publisher relationships	16.86 years	108,860	(16,023)	92,837
Total		$493,690	$(180,185)	$313,505
The Company recorded amortization expense of $13,474 and $42,183, respectively, during the three and nine months ended December 31, 2024, and $15,936 and $48,282, respectively, during the three and nine months ended December 31, 2023, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2025	$13,420
Fiscal year 2026	41,245
Fiscal year 2027	35,134
Fiscal year 2028	35,134
Fiscal year 2029	18,290
Thereafter	127,039
Total	$270,262
Note 7—Accounts Receivable

	December 31, 2024	March 31, 2024
Billed	$120,530	$136,604
Unbilled	88,109	64,117
Allowance for credit losses	(9,128)	(9,706)
Accounts receivable, net	$199,511	$191,015
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of December 31, 2024 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
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

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Balance, beginning of period	$8,938	$10,106	$9,706	$10,206
Provision for credit losses	846	1,348	2,144	2,575
Write-offs	(656)	(2,730)	(2,722)	(4,057)
Balance, end of period	$9,128	$8,724	$9,128	$8,724
The Company recorded $846 and $2,144 of credit loss expense during the three and nine months ended December 31, 2024, respectively, and $1,348 and $2,575 of credit loss expense during the three and nine months ended December 31, 2023, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

Note 8—Property and Equipment

	December 31, 2024	March 31, 2024
Computer-related equipment	$7,885	$7,057
Developed software	109,031	88,258
Furniture and fixtures	1,983	2,069
Leasehold improvements	3,636	3,690
Property and equipment, gross	122,535	101,074
Accumulated depreciation	(72,910)	(55,292)
Property and equipment, net	$49,625	$45,782
Depreciation expense was $6,139 and $17,601 for the three and nine months ended December 31, 2024, respectively, and $5,073 and $14,657 for the three and nine months ended December 31, 2023, respectively. Depreciation expense for the three and nine months ended December 31, 2024, includes $6,122 and $17,399, respectively, related to internal-use software included in general and administrative expense and $17 and $202, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2023, includes $4,501 and $10,820, respectively, related to internal-use software included in general and administrative expense and $572 and $3,837, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of December 31, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,041, of which $1,233 was included in prepaid expenses and other current assets and $4,808 was included in other non-current assets.
As of March 31, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,965, of which $1,239 was included in prepaid expenses and other current assets and $5,727 was included in other non-current assets.
As of December 31, 2024 and 2023, amortization expenses for implementation costs of cloud-based computing arrangements were $921 and $310, respectively.
Note 9—Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Accrued expenses	$12,796	$7,376
Accrued interest	1,516	3,414
Foreign income tax payable	22,929	14,371
Other current liabilities	10,590	10,520
Total	$47,831	$35,681
Note 10—Other Non-Current Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Non-current lease liabilities	$6,785	$5,746
Contingent consideration	1,644	1,015
Other long-term liabilities	4,424	4,909
Total	$12,853	$11,670
On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD. During the nine months ended December 31, 2024, the Company reassessed the fair value of its contingent consideration based on current forecasts. Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As a result of the Company’s assessments during the nine months ended December 31, 2024, a remeasurement loss equal to the change in fair value of $300 was recorded. During the fiscal year ended March 31, 2024, the Company 1) paid approximately $1,100 for the earn-out associated with the calendar year ended December 31, 2023 and 2) recognized a change in the fair value of contingent consideration of $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Note 11—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	December 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.25%	0.35%

	March 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.71%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	December 31, 2024	March 31, 2024
Revolver	$411,000	$386,000
Less: Debt issuance costs	(2,846)	(2,510)
Long-term debt, net of debt issuance costs	$408,154	$383,490
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
As of December 31, 2024, the Company had $411,000 drawn against the Amended and Restated Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $2,846.
As of December 31, 2024, amounts outstanding under the Amended and Restated Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 3.75%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 2.75%, based on the Company’s consolidated secured leverage ratio. Additionally, the Amended and Restated Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of December 31, 2024, the interest rate was 8.25% and the unused line of credit fee was 0.35%.
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
As of December 31, 2024, the Company had $14,000 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, excluding the accordion feature, subject to the required covenants. As of December 31, 2024, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.

Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Interest expense, net	$(7,900)	$(7,351)	$(24,462)	$(22,008)
Amortization of debt issuance costs	(533)	(211)	(1,290)	(635)
Unused line of credit fees and other	(13)	(104)	(176)	(257)
Total interest expense, net	$(8,446)	$(7,666)	$(25,928)	$(22,900)
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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of December 31, 2024, 7,148,958 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2024	5,797,869	$13.26	5.39	$2,423
Granted	1,625,000	1.99
Exercised	(19,849)	1.33
Forfeited / Expired	(637,304)	21.97
Options outstanding as of December 31, 2024	6,765,716	$9.73	5.82	$817
Exercisable as of December 31, 2024	4,810,602	$11.21	4.50	$817
At December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $6,889, with an expected remaining weighted-average recognition period of 1.67 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2024	3,919,842	$12.44
Granted	5,931,026	2.35
Vested	(2,828,495)	6.87
Forfeited	(853,482)	6.11
Unvested restricted shares outstanding as of December 31, 2024	6,168,891	$5.82
At December 31, 2024, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $24,103, with an expected remaining weighted-average recognition period of 1.48 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended December 31, 2024, was $8,250 and $25,417, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense for the three and nine months ended December 31, 2023, was $7,987 and $27,020, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net loss per common share	$(23,131)	$(14,061)	$(73,273)	$(183,942)
Less: net loss attributable to non-controlling interest	—	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	$(23,131)	$(14,061)	$(73,273)	$(183,722)
Weighted-average common shares outstanding, basic	104,148	101,376	103,201	100,643
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.22)	$(0.14)	$(0.71)	$(1.83)
Weighted-average common shares outstanding, diluted	104,148	101,376	103,201	100,643
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.22)	$(0.14)	$(0.71)	$(1.83)
Potentially dilutive outstanding securities of 8,340,265 and 8,309,117 for the three and nine months ended December 31, 2024, respectively, and 2,082,662 and 3,157,800 for the three and nine months ended December 31, 2023, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 14—Income Taxes
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
During the three and nine months ended December 31, 2024, a tax provision expense of $2,412 and $5,562, respectively, resulted in an effective tax rate of (11.6)% and (8.2)%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to foreign income expense and a valuation allowance on loss from operations.
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
Note 15—Transformation Program Activities
In October 2024, the Company began a transformation program intended to improve various measures across the organization. These measures include but are not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring.
As part of the transformation program, we implemented a two-phased reduction in our workforce, one in November 2024 and the other in January 2025. The transformation program includes a number of other initiatives that are underway, and the Company expects the transformation program to be substantially completed by the first quarter of fiscal year 2026.
During the three and nine months ended December 31, 2024, the Company incurred expenses of $2,887, related to our transformation program, $2,220 of which related specifically to severance costs. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits. The following table summarizes the severance costs related to the Company’s transformation program for the three months ended December 31, 2024:

Three months ended December 31,
2024
Liability, beginning of the period	$—
Charges	2,220
Cash payments	(1,316)
Liability, end of the period	$904
The liability for transformation program charges related to workforce reductions is included in accrued compensation on the condensed consolidated balance sheet. The severance charges reflected in the table above was recorded in operating expense on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 16—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $244,388 over the next six fiscal years.
Legal Matters
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period such determination is made. For some matters, the amount of liability is not probable, or the amount cannot be reasonably estimated and, therefore, accruals have not been made.
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023. On August 22, 2024, the court granted the Company’s motion to dismiss the amended complaint with prejudice. The plaintiffs had thirty days to file a notice of appeal and did not do so. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases were stayed pending a final, non-appealable ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. On October 24, 2024, the plaintiffs in Olszanski v. Digital Turbine, Inc., et al., Case No. 1:22-cv-911 filed a notice of dismissal. On November 19, 2024, the plaintiff in Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 filed a notice of dismissal. On November 25, 2024, the federal court in the District of Delaware issued an order dismissing without prejudice Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA.

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
We are impacted by declining volume of sales of new mobile devices by our partners. We believe this is driven by the impact of inflation, economic uncertainty, and their potential impacts on consumers. These negative macroeconomic trends have resulted, and may continue to result in, a decrease in mobile phone sales volume. Continued weakness in the sale of new mobile devices is likely to continue to impact our business, financial condition, and results of operations, the full impact of which remains uncertain at this time.

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
Additionally, we continue to actively monitor the recent developments in Israel, Gaza, Lebanon, and Syria for any material impacts to our business. While no adverse financial or operational impacts have been noted in the current period, if such conflict continues or escalates, it could have a potential negative impact on our business, given our significant presence in the region.
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
See Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 28, 2024, for additional information related to risks associated with macroeconomic challenges.
Goodwill and Intangible Assets
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
Finite-lived intangible assets and property, plant, and equipment have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses.
Transformation Program
Beginning in fiscal year 2023, the Company entered into a business transformation project that includes the implementation of a new, global cloud-based enterprise resource planning (“ERP”) system to upgrade our existing enterprise-wide operating systems. Additionally, a new human resource (“HR”) system was also implemented to streamline employee management processes and enhance organizational effectiveness. We are also undertaking the consolidation of existing ancillary systems and deploying other new platforms and systems to improve our operations and drive business and cost efficiencies.
This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $1,976 of business transformation costs during the nine months ended December 31, 2024. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Additionally, the Company is in the process of initiating further transformation efforts. In October 2024, the Company began a transformation program intended to improve various measures across the organization. These measures include but are not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, we implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. During the three and nine months ended December 31, 2024, the Company incurred expenses of $2,887, related to our transformation program primarily consisting of severance and other one-time termination benefits. The transformation program includes several other initiatives that are underway, and the Company expects the transformation program to be substantially completed by the first quarter of fiscal year 2026. The transformation program is targeted to yield more than $25,000 in annual cash expense savings, and the Company expects the program to be substantially implemented by the first quarter of fiscal year 2026.
Costs incurred in connection with the transformation program are categorized under two primary headings: severance costs and business transformation costs. The costs classified as severance costs primarily reflect expenses associated with workforce reductions aimed at realigning the Company’s structure as part of the transformation program. These severance-related expenses are directly tied to the Company's efforts to reduce headcount and optimize its labor force to better align with its long-term strategic goals. In addition, the business transformation costs primarily reflect investments made in the prior year for the upgrade of key business systems, including the implementation of a global cloud-based ERP system and a new HR system. These costs, while also part of the broader transformation efforts, are not related to workforce reductions but rather to the modernization of the Company’s technological infrastructure to support long-term operational improvements.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	% of Change	2024	2023	% of Change
Net revenue	$134,637	$142,634	(5.6)%	$371,354	$432,259	(14.1)%
Costs of revenue and operating expenses
Revenue share	69,947	70,364	(0.6)%	182,092	208,675	(12.7)%
Other direct costs of revenue	8,954	8,614	3.9%	25,182	27,244	(7.6)%
Product development	10,203	13,036	(21.7)%	30,350	42,873	(29.2)%
Sales and marketing	15,494	14,432	7.4%	47,628	45,546	4.6%
General and administrative	42,792	45,455	(5.9)%	128,485	127,339	0.9%
Impairment of goodwill	—	—	—%	—	147,181	(100.0)%
Total costs of revenue and operating expenses	147,390	151,901	(3.0)%	413,737	598,858	(30.9)%
Loss from operations	(12,753)	(9,267)	37.6%	(42,383)	(166,599)	(74.6)%
Interest and other income (expense), net
Change in fair value of contingent consideration	(500)	—	(100.0)%	(300)	372	(180.6)%
Interest expense, net	(8,446)	(7,666)	10.2%	(25,928)	(22,900)	13.2%
Foreign exchange transaction gain	1,037	338	206.8%	879	155	467.1%
Other income (expense), net	(57)	(311)	81.7%	21	(67)	131.3%
Total interest and other income (expense), net	(7,966)	(7,639)	4.3%	(25,328)	(22,440)	12.9%
Loss before income taxes	(20,719)	(16,906)	22.6%	(67,711)	(189,039)	(64.2)%
Income tax provision (benefit)	2,412	(2,845)	(184.8)%	5,562	(5,097)	(209.1)%
Net loss	(23,131)	(14,061)	64.5%	(73,273)	(183,942)	(60.2)%
Net revenue

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	% of Change	2024	2023	% of Change
Net revenue
On Device Solutions	$91,736	$94,298	(2.7)%	$254,800	$291,608	(12.6)%
App Growth Platform	44,241	49,181	(10.0)%	119,979	144,323	(16.9)%
Elimination	(1,340)	(845)	58.6%	(3,425)	(3,672)	(6.7)%
Total net revenue	$134,637	$142,634	(5.6)%	$371,354	$432,259	(14.1)%
Comparison of the three and nine months ended December 31, 2024 and 2023
Over the three-month comparative periods, net revenue decreased by $7,997 or 5.6%, and over the nine-month comparative periods, net revenue decreased by $60,905 or 14.1%. See the segment discussion below for further details regarding net revenue.
On Device Solutions

ODS revenue for the three months ended December 31, 2024, decreased by $2,562 or 2.7% compared to the three months ended December 31, 2023. Revenue from content media decreased by approximately $399 primarily due to unforeseen impacts on the demand auction. In addition, revenue from application media decreased by approximately $2,162. The decrease was primarily driven by lower new device volumes, partially offset by an increase in revenue-per-device in the US region and internationally. These decreases in revenue were primarily driven by the Europe, Middle East, and Africa regions and were partially offset by increases in the Asia Pacific and China regions.

ODS revenue for the nine months ended December 31, 2024, decreased by $36,808 or 12.6% compared to the nine months ended December 31, 2023. Revenue from content media increased by approximately $918 primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices. In addition, application media revenue declined by approximately $37,726 for the nine months ended December 31, 2024. The decline in revenue in application media was primarily due to lower device volumes, partially offset by an increase in revenue-per-device in the US region and internationally. These decreases in revenue were primarily driven by the US and Canada regions and the Europe, Middle East, and Africa regions, partially offset by increases in the Asia Pacific and China regions.
App Growth Platform
AGP revenue for the three months ended December 31, 2024, decreased by $4,940 or 10.0% compared to the three months ended December 31, 2023. Performance and brand advertising revenue increased by approximately $3,483. Advertising exchange revenue declined by approximately $8,403, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. The decrease in advertising exchange revenue was primarily driven by lower performance in the US and Canada regions, partially offset by higher performance in the Asia Pacific and China region of $1,347. Revenues from reseller partnerships remained flat between the comparable periods.
AGP revenue for the nine months ended December 31, 2024, decreased by $24,344 or 16.9% compared to the nine months ended December 31, 2023. Performance and brand advertising revenue declined by approximately $1,134 and advertising exchange revenue declined by approximately $23,226, primarily due to weaker demand and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. The decrease in advertising exchange revenue was primarily due to lower performance in the US and Canada regions. Revenues from reseller partnerships remained flat between the comparable periods.
Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	% of Change	2024	2023	% of Change
Costs of revenue and operating expenses
Revenue share	$69,947	$70,364	(0.6)%	$182,092	$208,675	(12.7)%
Other direct costs of revenue	8,954	8,614	3.9%	25,182	27,244	(7.6)%
Product development	10,203	13,036	(21.7)%	30,350	42,873	(29.2)%
Sales and marketing	15,494	14,432	7.4%	47,628	45,546	4.6%
General and administrative	42,792	45,455	(5.9)%	128,485	127,339	0.9%
Impairment of goodwill	—	—	—%	—	147,181	(100.0)%
Total costs of revenue and operating expenses	$147,390	$151,901	(3.0)%	$413,737	$598,858	(30.9)%
Comparison of the three and nine months ended December 31, 2024 and 2023
Total costs of revenue and operating expenses decreased by $4,511 or 3.0% and decreased by $185,121 or 30.9%, respectively, for the three and nine months ended December 31, 2024, compared to the three and nine months ended December 31, 2023.
Total costs of revenue and operating expenses for the nine months ended December 31, 2023 included an impairment of goodwill of $147,181. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $37,940 or 8.4% for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023.
The decrease in total costs of revenue and operating expenses for both comparative periods, after excluding the impairment of goodwill, was primarily due to lower revenue share, general and administrative, and product development costs. These decreases were partially offset by higher sales and marketing costs. The reduced revenue share is the result of lower revenue over the same comparative periods. Costs of revenue and operating expenses included total business transformation, severance and acquisition-related costs of $3,094 and $5,228 for the three and nine months ended December 31, 2024, respectively, compared to $5,718 and $9,537 for the three and nine months ended December 31, 2023, respectively. In connection with the Company’s transformation program, business transformation and severance costs are expected to increase in the future remaining quarter of fiscal year 2025.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share decreased by $417 or 0.6% to $69,947 for the three months ended December 31, 2024, and was 52.0% as a percentage of total net revenue compared to $70,364, or 49.3% of total net revenue, for the three months ended December 31, 2023.
Revenue share decreased by $26,583 or 12.7% to $182,092 for the nine months ended December 31, 2024, and was 49.0% as a percentage of total net revenue compared to $208,675, or 48.3% of total net revenue, for the nine months ended December 31, 2023.
The decrease in revenue share was attributable to the decrease in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. Revenue share as a percentage of total net revenue for the three and nine months ended December 31, 2024 compared to the prior year comparative periods remained flat.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue increased by $340 or 3.9% to $8,954 for the three months ended December 31, 2024, and was 6.7% as a percentage of total net revenue compared to $8,614, or 6.0% of total net revenue, for the three months ended December 31, 2023.
The increase in other direct costs for the three months ended December 31, 2024 was primarily due to higher platform and bidding fees. The increase in other direct costs of revenue as a percentage of total net revenue was due to the decline in total net revenue.
Other direct costs of revenue decreased by $2,062 or 7.6% to $25,182 for the nine months ended December 31, 2024, and was 6.8% as a percentage of total net revenue compared to $27,244, or 6.3% of total net revenue, for the nine months ended December 31, 2023.
The decrease in other direct costs for the nine months ended December 31, 2024 was primarily due to lower amortization of developed technology intangible assets, lower hosting costs, and a comparable decrease in total net revenues between comparable periods. The increase in other direct costs of revenue as a percentage of total net revenue was due to the decline in total net revenue.
Product development

Product development expenses include the development and maintenance of the Company’s product suite.

Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.

Product development expenses decreased by $2,833 or 21.7% to $10,203 for the three months ended December 31, 2024, compared to $13,036 for the three months ended December 31, 2023. Product development expenses included severance costs of approximately $491 for the three months ended December 31, 2024. Product development expenses included severance and business transformation costs of $1,681 for the three months ended December 31, 2023.

Product development expenses, after excluding severance and business transformation costs, decreased by approximately $1,643 for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in product development expenses was primarily due to lower hosting and software costs of $958, third-party development costs of $451, and other costs, including travel and facilities of $769. These decreases were partially offset by increased personnel related costs of $536.
Product development expenses decreased by $12,523 or (29.2)% to $30,350 for the nine months ended December 31, 2024, compared to $42,873 for the nine months ended December 31, 2023. Product development expenses included severance costs of approximately $671 for the nine months ended December 31, 2024. Product development expenses included severance, acquisition-related, and business transformation costs of approximately $3,363 for the nine months ended December 31, 2023.
Product development expenses, after excluding severance, acquisition-related and business transformation costs, decreased by approximately $9,831 for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in product development expenses was primarily due to lower employee-related costs, including base salary and incentive compensation of $3,010, lower hosting and software costs of $3,162, reduced third-party development costs of $1,283, and other operating costs, including facilities and travel of $2,369.
Product development expenses, excluding severance, acquisition-related, and business transformation costs, changed to 7.2% and 8.0% of total net revenue for the three and nine months ended December 31, 2024, respectively, compared to 8.0% and 9.1% of total net revenue for the three and nine months ended December 31, 2023, respectively. The decrease in product development expenses as a percentage of total net revenue for the nine months ended December 31, 2024 was primarily due to lower employee-related costs and revenues declining at a rate faster than product development expenses due to the Company’s continued investments in its technology platforms.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses increased by $1,062 or 7.4% to $15,494 for the three months ended December 31, 2024, and was 11.5% as a percentage of total net revenue compared to $14,432, or 10.1% of total net revenue, for the three months ended December 31, 2023. Sales and marketing expenses included severance costs of approximately $1,018 and $576 for the three months ended December 31, 2024 and December 31, 2023, respectively.

Sales and marketing expenses, after excluding severance expenses, increased by approximately $620 for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase in sales and marketing expenses was primarily due to higher employee-related costs, including base salary and incentive compensation of $1,041, and higher third-party development costs of $356. These increases were partially offset by lower other operating costs, including facilities and travel of $641.
Sales and marketing expenses increased by $2,082 or 4.6% to $47,628 for the nine months ended December 31, 2024, and was 12.8% as a percentage of total net revenue compared to $45,546, or 10.5% of total net revenue, for the nine months ended December 31, 2023. Sales and marketing expenses included severance costs of approximately $1,524 for the nine months ended December 31, 2024. Sales and marketing expenses included severance and acquisition-related costs of approximately $1,199 for the nine months ended December 31, 2023.
Sales and marketing expenses, after excluding severance and acquisition-related expenses, increased by approximately $1,757 for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The increase in sales and marketing expenses was primarily due to higher employee-related costs, including base salary and incentive compensation of $2,946. This increase was partially offset by lower costs for sales events and sales related travel of $614 and reduced facilities and other operating costs of $890.
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
General and administrative expenses decreased by $2,663 or 5.9% to $42,792 for the three months ended December 31, 2024 compared to $45,455 for the three months ended December 31, 2023. General and administrative expenses included severance, acquisition-related, and business transformation costs of approximately $1,585 for the three months ended December 31, 2024. General and administrative expenses included severance, acquisition-related, and business transformation costs of approximately $3,461 for the three months ended December 31, 2023.
General and administrative expenses, after excluding severance, acquisition-related and business transformations costs, decreased by $787 for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily due to lower professional fees of $1,576, depreciation and amortization of $832, and reduced bad debt expense of $446. These decreases were partially offset by higher personnel related costs, including stock-based compensation of $1,261 and higher other operating expenses, including software and license fees of $562.
General and administrative expenses increased by $1,146 or 0.9% to $128,485 for the nine months ended December 31, 2024, compared to $127,339 for the nine months ended December 31, 2023. General and administrative expenses included severance, acquisition-related, and business transformation costs of approximately $3,033 for the nine months ended December 31, 2024. General and administrative expenses included severance, acquisition-related, and business transformation costs of $4,975 for the nine months ended December 31, 2023.
General and administrative expenses, after excluding severance, acquisition-related, and business transformation costs, increased by $3,088 for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The increase was primarily due to higher employee related costs of $2,653 and other operating costs, including software and travel of approximately $2,852. These increases were partially offset by lower stock-based compensation expense of $1,749 and professional services, including audit, tax, and legal fees of $1,232.

Interest and other income (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2024	2023	% of Change	2024	2023	% of Change
Interest and other income (expense), net
Change in fair value of contingent consideration	$(500)	$—	(100.0)%	$(300)	$372	(180.6)%
Interest expense, net	$(8,446)	$(7,666)	10.2%	(25,928)	(22,900)	13.2%
Foreign exchange transaction gain	1,037	338	206.8%	879	155	467.1%
Other income (expense), net	(57)	(311)	81.7%	21	(67)	131.3%
Total interest and other income (expense), net	$(7,966)	$(7,639)	4.3%	$(25,328)	$(22,440)	12.9%
Comparison of the three and nine months ended December 31, 2024 and 2023
Interest expense, net
For the three and nine months ended December 31, 2024, interest expense, net, increased by $780 or 10.2% and $3,028 or 13.2%, respectively, compared to the three and nine months ended December 31, 2023. The increase was primarily due to an increase in interest rates of 70 basis points and 98 basis points, respectively, and higher average outstanding borrowings of $25,000 and $5,489, respectively, over the comparative periods.
Income tax provision (benefit)
During the three and nine months ended December 31, 2024, a tax provision expense of $2,412 and $5,562, respectively, resulted in an effective tax rate of (11.6)% and (8.2)%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to foreign income expense and a valuation allowance on loss from operations.
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
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our Credit Agreement (“Amended and Restated Credit Agreement”) with Bank of America, N.A. (“BoA”). As of December 31, 2024, we had unrestricted cash of approximately $34,620 and restricted cash of approximately $694. Restricted cash consists primarily of cash held by a bank in a collateral account as collateral to cover the Company's corporate credit cards. The Company had $14,000 available to draw under the Amended and Restated Credit Agreement with BoA, excluding the accordion feature, subject to the required covenants. The Amended and Restated Credit Agreement matures in 2026. We incurred a net loss of $(23,131) and $(73,273), respectively, and generated cash from operating activities of $10,443 and $372, respectively for the three and nine months ended December 31, 2024.
Our principal cash requirements for the twelve-month period following this Report primarily consist of personnel costs, contractual payment obligations, including office leases, cloud hosting costs, capital expenditures, minimum commitments under hosting agreements (see Liquidity and Capital Resources—Hosting Agreements below) payment of interest and required principal payments under our Amended and Restated Credit Agreement, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements.

We are exploring various cost saving opportunities, namely through the Company’s recently initiated transformation program, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance our Amended and Restated Credit Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.
We believe our existing cash and cash equivalents, cash flow from operations and undrawn available balance under our Amended and Restated Credit Agreement will be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance, which will be subject to availability of borrowing capacity under our Amended and Restated Credit Agreement and our ability to access capital markets as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. See Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 28, 2024, for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Amended and Restated Credit Agreement is $411,000 as of December 31, 2024. The maturity date of the Amended and Restated Credit Agreement is April 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,846, on our consolidated balance sheets as of December 31, 2024. For further description of the terms of the Amended and Restated Credit Agreement, see Note 11—Debt under the heading “Revolver” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.
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
Our Amended and Restated Credit Agreement also contains a maximum consolidated secured net leverage ratio and minimum consolidated interest coverage ratio. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on us.
The Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement on August 6, 2024 to renegotiate its required covenants. Refer to Note 11—Debt for further discussion. As of December 31, 2024, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less unfavorable to the Company.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $244,388 over the next six fiscal years.
Cash Flow Summary ($ in thousands)

	Nine months ended December 31,
	2024	2023	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$372	$40,433	(99.1)%
Equity investments	—	(9,678)	(100.0)%
Business acquisitions, net of cash acquired	—	65	(100.0)%
Capital expenditures	(20,533)	(17,384)	18.1%
Net cash used in investing activities	$(20,533)	$(26,997)	(23.9)%
Proceeds from borrowings	38,000	25,000	52.0%
Payment of debt issuance costs	(1,627)	—	100.0%
Repayment of debt obligations	(13,000)	(62,134)	(79.1)%
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)	(100.0)%
Payment of withholding taxes for net share settlement of equity awards	(231)	(1,176)	(80.4)%
Options exercised	103	2,786	(96.3)%
Net cash provided by (used in) financing activities	$23,245	$(39,275)	(159.2)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $372 for the nine months ended December 31, 2024, compared to $40,433 for the nine months ended December 31, 2023. The decrease of $40,061 was due to the following:
•$110,669 decrease in net loss;
•$3,220 net increase due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically accounts receivable and other current assets;
• $153,950 net decrease in non-cash charges during the nine months ended December 31, 2024 primarily related to the impairment of goodwill reported for the nine months ended December 31, 2023.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the nine months ended December 31, 2024, net cash used in investing activities decreased by $6,464 to $20,533. Our cash used in investing activities for the nine months ended December 31, 2024 and December 31, 2023, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the nine months ended December 31, 2024, net cash provided by financing activities was $23,245, which was comprised of: (1) the repayment of debt obligations of $13,000, (2) a payment of $1,627 for debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $231. These cash outflows were offset by cash inflows comprising of proceeds from borrowings of $38,000 and stock option exercises of $103.
For the nine months ended December 31, 2023, net cash used in financing activities was $39,275, which was comprised of: (1) the repayment of debt obligations of $62,134, (2) payment of payroll withholding taxes for net share settlement of equity awards of $1,176, and (3) payment of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries. These cash outflows were offset by cash inflows from proceeds from borrowings of $25,000 and stock option exercises of $2,786.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal third quarter ended December 31, 2024.
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
The Company’s borrowings under its Amended and Restated Credit Agreement are subject to variable interest rates and thus expose the Company to interest rate fluctuations, depending on the extent to which the Company utilizes its Amended and Restated Credit Agreement. As of December 31, 2024, the Company had $411,000 drawn against the Amended and Restated Credit Agreement and had $14,000 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, excluding the accordion feature, subject to the required covenants. As of December 31, 2024, the interest rate was 8.25% and the unused line of credit fee was 0.35%. Market interest rates have increased significantly, and if market interest rates continue to materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s Amended and Restated Credit Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be affected by changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. dollar, principally the euro, Turkish lira, and British pound, which expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. In certain of the Company’s foreign operations, the Company transacts primarily in the U.S. dollar, including for net revenue, revenue share, and employee-related compensation costs, which reduces the Company’s exposure to foreign currency exchange risk. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable and payable balances, and intercompany balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period such determination is made. For some matters, the amount of liability is not probable, or the amount cannot be reasonably estimated and, therefore, accruals have not been made.
On June 6, 2022 and July 21, 2022, stockholders of the Company filed class action complaints against the Company and certain of the Company’s officers in the Western District of Texas related to Digital Turbine, Inc.’s announcement in May 2022 that it would restate some of its financial results. The claims allege violations of certain federal securities laws. These have been consolidated into In re Digital Turbine, Inc. Securities Litigation, Case No. 1:22-cv-00550-DAE. On July 19, 2023, the Western District court granted the Company’s motion to dismiss the case. The plaintiffs filed an amended complaint on August 23, 2023, the Company filed a motion to dismiss the amended complaint on September 22, 2023. On August 22, 2024, the court granted the Company’s motion to dismiss the amended complaint with prejudice. The plaintiffs had thirty days to file a notice of appeal and did not do so. In addition, several derivative actions have been filed against the Company and the Company’s directors, which all assert claims of breach of fiduciary duties arising out of the same facts as the securities class action. The cases are Olszanski v. Digital Turbine, Inc., et al.; Case No. 1:22-cv-911 in federal court in the Western District of Texas (October 4, 2022); Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA in federal court in the District of Delaware (February 14, 2023); and Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 in state court in the Delaware Chancery Court (March 6, 2023). The federal derivative cases were stayed pending a final, non-appealable ruling on any motion to dismiss the federal class action. The Company and the individual defendants filed a motion to dismiss the Delaware Chancery case on May 11, 2023. On October 24, 2024, the plaintiffs in Olszanski v. Digital Turbine, Inc., et al., Case No. 1:22-cv-911 filed a notice of dismissal. On November 19, 2024, the plaintiff in Krumwiede v. Digital Turbine, Inc.; Case No. 2023-0277 filed a notice of dismissal. On November 25, 2024, the federal court in the District of Delaware issued an order dismissing without prejudice Witt v. Digital Turbine, Inc., et al; Case 1:22-cv-01429-UNA.
ITEM 1A. RISK FACTORS
Other than as set forth below, the Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 28, 2024.
Our transformation program and reduction in force may not adequately reduce our operating costs or improve our operating margins or cash flows, may lead to additional workforce attrition and may cause operational disruptions.
In October 2024, the Company began a transformation program intended to improve various measures across the organization. These measures include but are not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring.
The charges and expenditures that we expect to incur in connection with the transformation program and reduction in force, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the transformation program and reduction in force. The transformation program and reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the transformation program and reduction in force and the risk that we may not achieve the benefits from the transformation program and reduction in force to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management's and employees' attention from other business priorities. In addition, while we eliminated certain positions in connection with the transformation program and reduction in force, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our transformation program and reduction in force, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, passion and teamwork that we believe contribute to our success and our business may be harmed.
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. As we continue to evolve our business, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. The effects of our transformation program and planned reduction in workforce could make it more difficult to preserve our company culture and could negatively impact employee morale.

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

Digital Turbine, Inc.

Dated: February 5, 2025	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: February 5, 2025	By:	/s/ James Barrett Garrison
James Barrett Garrison
Chief Financial Officer
(Principal Financial Officer)