Form 10-K
period 2025-03-31
Digital Turbine, Inc.
filed 2025-06-16
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2024, was $299,863,033.
As of June 13, 2025, the Company had 106,982,288 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Annual Meeting of Stockholders or amendments to Form 10-K, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

DIGITAL TURBINE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED March 31, 2025

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
Risks Specific to our Business
•Our transformation activities and reduction in force may not adequately reduce our operating costs or improve our operating margins or cash flows, may lead to additional workforce attrition and may cause operational disruptions.
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
•Our business may suffer if we are unable to hire and retain key talent.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, passion and teamwork that we believe contribute to our success and our business may be harmed.
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
•Risk related to geopolitical conditions and the global economy, including conflicts, financial markets, and inflation, global supply chain, and tariffs.
•Risk related to the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape, including recent tariff increases and trade tensions.
Risks Related to Laws and Regulations
•We are subject to rapidly changing and increasingly stringent laws, regulations and contractual requirements related to privacy, data security, and protection of children.
•We are subject to anti-corruption, import/export, government sanction, and similar laws, especially related to our international operations.
•Our ability to use our net operating losses, credits, and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
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
Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly-owned subsidiaries Digital Turbine USA, Inc., Digital Turbine (EMEA) Ltd., Digital Turbine Singapore Pte. Ltd., Digital Turbine Luxembourg S.a.r.l., GmbH, Digital Turbine Media, Inc. (“DT Media”), Mobile Posse, Inc., Triapodi Ltd and Triapodi Inc. (collectively, “Appreciate”), AdColony Holding AS (“AdColony”), Fyber N.V. (“Fyber”), and DT One App Store, Inc.
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
Our Products and Services
The Company reports its results of operations through the following two segments, each of which represents an operating and a reportable segment, as follows:
On Device Solutions
The Company’s On Device Solutions (“ODS”) business consists of products and services that simplify the discovery and delivery of mobile apps and content media for device end-users. ODS is comprised of the following product and service groups:
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
•Sponsored Content - sponsored content media from third party content providers, presented similarly to an ad, which is monetized when a recommended story is viewed (cost-per-click (“CPC”)); and
•Editorial Content - owned or licensed media, presented similarly to an ad, which is monetized when the media is clicked on (CPC).
•User acquisition tools including SingleTap® and the Company’s DSP (“DT DSP”) that removes friction in the app install process, delivering apps to devices with a single touch, resulting in higher conversion rates.

App Growth Platform
The Company’s App Growth Platform (“AGP”) business consists of Advertising Solutions and Ad Monetization Solutions.
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
Product Development
We devote substantial resources to the development, technology support, and quality assurance of our products in order to meet the needs of our customers and our own strategic objectives. Our product development expenses consist primarily of salaries and benefits for employees and consultants working on creating, developing, editing, programming, performing quality assurance, obtaining wireless carrier ratification, and deploying our products across various wireless carriers, OEMs, advertisers, publishers, and on our internal platforms. Total product development costs incurred for the fiscal years ended March 31, 2025, 2024, and 2023, were $39,464, $54,157, and $56,486, respectively.
Intellectual Property
We consider our trademarks, copyrights, trade secrets, patents, and other intellectual property rights, including those in our know-how, and the software code of our proprietary technology to be, in the aggregate, material to our business. We protect our intellectual property rights by relying on federal and state statutory and common law rights, foreign laws where applicable, as well as contractual restrictions. We have patents and patent applications in the U.S. and outside the U.S., including in Israel and Canada, and we own and use trademarks and service marks on or in connection with our proprietary technology and related services, including both unregistered common law marks and issued trademark registrations.
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
Contracts with Supply Partners and Customers
We have both exclusive and non-exclusive agreements with our supply partners, which consist of wireless carriers and OEMs within our ODS business. Our wireless carrier and OEM agreements are usually multi-year agreements and, in some cases, the wireless carrier can terminate the agreement early without cause. The agreements generally do not obligate the wireless carriers to market or distribute any of our products or services and we distribute a significant level of advertising through a relatively small number of carriers. If these wireless carriers decide to materially reduce or discontinue their use of our platforms, it may cause a material decline in our revenue and negatively affect our results of operations and financial condition.
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
For the fiscal years ended March 31, 2025, 2024, and 2023, the Company did not generate revenue from any single supply partner that was more than 10% of our net revenue. Further, no single customer was responsible for more than 10% of our net revenue during the fiscal years ended March 31, 2025, 2024, and 2023.
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
Human Capital Resources and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. As of March 31, 2025, we employed 647 full-time employees globally, including 285 employees in North America, 296 employees in Europe and the Middle East, 53 employees in Asia Pacific, and 13 employees in Latin America. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives focused on achieving these objectives include:
Total Compensation and Benefits: Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We believe in economic security for all employees and have adopted a Living Wage policy. All employees are eligible for performance bonuses. In addition, during 2024 and 2025, substantially all employees receive a new-hire long-term incentive equity grant and an annual long-term incentive equity grant, based on performance. We also provide our employees twelve weeks of paid short-term disability at 100% of base pay, which includes parental leave.
Culture and Values: We have adopted our culture values of Hustle, Results, Accountability, Global, Freedom and Laugh to help create and foster a culture where every employee is empowered, engaged and trusted to be their best at work. We welcome people of different backgrounds, experiences, abilities, and perspectives. We embed diverse perspectives in our mindset, products, and teams to empower an equitable and culturally fluent environment. Building and continuously fostering this culture within our teams makes us better collaborators, partners, and innovators.

We sponsor and support our Community Action Teams, which is an employee-led program designed to create purposeful action to build a stronger and better-connected team. The Community Action Teams have helped drive meaningful advancements in on-boarding, cross-functional understanding, a mentoring program, and a Digital Turbine Gives campaign where employees volunteer in their local communities on a regular basis.

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
The charges and expenditures that we expect to incur in connection with the transformation program and reduction in force, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the transformation program and reduction in force. The transformation program and reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the transformation program and reduction in force and the risk that we may not achieve the benefits from the transformation program and reduction in force to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while we eliminated certain positions in connection with the transformation program and reduction in force, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our transformation program and reduction in force, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability in the future.
Our transformation program is intended to improve current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, we implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. The transformation program includes several other initiatives that are underway, and the Company expects the transformation program to be substantially completed by the first quarter of fiscal year 2026. If our transformation program does not improve operating expenses, cash flows, and personnel costs as expected or there are other unexpected operating cost increases, we may continue to incur operating net losses. If our revenue does not increase sufficiently to offset our operating expenses, we will incur losses and may not be able to achieve profitability in the future. If there are delays in the distribution of our products or if we are unable to successfully negotiate with advertisers, application developers, carriers, mobile operators, or OEMs, or if these negotiations cannot occur on a timely basis, we may not be able to generate revenue sufficient to meet the needs of the business.
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

Our operations are global in scope, and we face added business, political, regulatory, legal, operational, financial, and economic risks as a result of our international operations and distribution, any of which could increase our costs, hinder our operations and return to growth.
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
•protectionist laws and business practices that favor local businesses in certain countries;
•variations in tariffs, quotas, taxes, and other market barriers;
•the introduction of new or increased import duties or tariffs from a number of different countries;
•geopolitical actions targeting or addressing international regions or countries, including China; and
•reduced protection for intellectual property rights in some countries and practical difficulties in enforcing intellectual property rights in countries other than the U.S.
In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing operations efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest, and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. These risks could harm our operations and international expansion efforts, which, in turn, could materially and adversely affect our business, operating results, and financial condition.
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
•changes in regional or global business, political, macroeconomic and market conditions, including as a result of conflicts, hostilities, changes in interest rates, recessionary fears, global supply constraints, the impact of global instability, domestic and foreign tariffs and other trade protectionist measures and inflation, which may impact the other factors described above;
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
We test goodwill for impairment at least annually or sooner if an indicator of impairment is present. If such goodwill is deemed impaired, an impairment loss would be recognized. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment, including qualitative and quantitative factors. In estimating the fair value of our reporting units when performing our annual impairment test, or when an indicator of impairment is present, we make estimates and significant judgments about the future cash flows of those reporting units and other estimates including appropriate discount rates. Changes in judgments on these assumptions and estimates, particularly expectations of revenue and cash flow growth rates in future periods and discount rates, could result in goodwill impairment charges. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would negatively affect our results of operations.
The effects of the current and any future general downturns in the U.S. and the global economy, including financial market disruptions, could harm the economic health of advertisers and the overall demand for advertising, which could have an adverse impact on our business, operating results, or financial condition.
Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the U.S. and the global economy, including the conflict in India and Pakistan, Israel, Gaza, Lebanon and Syria, the Russia-Ukraine Conflict, the impact of U.S. - China relations, inflation, changes in interest rates, recessionary fears, global supply constraints, the impact of global instability, and domestic and foreign tariffs and other trade protectionist measures. Such current or future global market uncertainties or downturns and associated macroeconomic conditions may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. Recent events, including the U.S. presidential election, have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, President Trump and members of the U.S. Congress have called for substantial changes to tax policies, including the possible implementation of a border tax. The Trump administration has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries, including China, Mexico, Canada and other countries and could propose additional tariffs or increases to those already in place. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations or that of our clients, partners and advertisers. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition in a number of ways including negatively affecting our profitability and causing our stock price to decline.

Our products, services, and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
Our products, services, and systems rely on software, including software developed or maintained internally and/or by third parties, which is highly technical and complex. In addition, our products, services, and systems depend on the ability of such software to transfer, store, retrieve, process, and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for customers and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
As cyber threats advance in complexity and frequency, they may remain undetected for extended periods. While we have implemented systems and protocols to safeguard our data, user information, and collaborations, and to mitigate risks such as data loss and unauthorized activities, we cannot guarantee absolute security. Despite our efforts, we may not always identify breaches promptly or respond effectively. Therefore, we cannot always ensure the efficacy of our security measures or the success of our remedial actions.
The expenses incurred to mitigate cyber or security issues, such as viruses and malware, could be substantial. Despite our efforts, resolving these issues may not always be successful and could lead to service interruptions, delays, or the loss of customers. We handle proprietary and sensitive data related to our operations, and any breaches or accidental disclosures of this information, including due to fraud or deception, could pose significant risks. Such incidents may result in litigation, liability, damage to our brand, or harm to our business and reputation.
We are subject to numerous laws and regulations in the United States and internationally concerning cybersecurity and data protection. Some of these laws allow individuals to take legal action against us. Many regions have imposed obligations regarding breach notifications, and our agreements with specific customers or partners may require us to inform them or fulfill other duties in case of a security breach. Individuals affected by breaches or governmental bodies may pursue legal or regulatory measures against us for actual or perceived breaches or unauthorized access or disclosure of data.
Our business may suffer if we are unable to hire and retain key talent who are in high demand.
We depend on the continued contributions of our domestic and international senior management and other key talent. As part of the transformation program, we implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. The further loss of the services of any of our executive officers or other key employees could harm our business. Because not all of our executive officers and key employees are under employment agreements or are under agreements with short terms, their future employment with the Company is uncertain. Additionally, our workforce is comprised of a relatively small number of employees operating in different countries around the globe who support our existing and potential customers. Given the size and geographic dispersion of our workforce, we could experience challenges with execution as our business matures and expands.
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
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Some of our senior management and other key employees have become, or will soon become, vested and/or under water in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results, and financial condition could be harmed.
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
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, or results of operations.
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
If any banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including our ability to access cash, cash equivalents or investments. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources and could have a material adverse effect on our business, financial condition or results of operations.

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
The markets for our products and services are rapidly evolving and may decline or experience limited growth, and if we fail to timely release updates and new features and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, we may become less competitive.
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
Maintaining the security of mobile devices and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses and other illicit code or malicious software programs that may attack wireless networks and mobile devices. Security experts have identified computer “worm” programs that target mobile devices running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to reduce or delay future purchases of our products or reduce or delay the use of their mobile devices. Wireless carriers and OEMs may also increase their expenditures on protecting their wireless networks and mobile device products from attack, which could delay adoption of new mobile device models. Any of these activities could adversely affect our revenue and this could harm our business, operating results, and financial condition.
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
Our operations and personnel located in Israel may be affected by the ongoing hostilities the region is facing. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in several armed conflicts and is the target of terrorist activity, including from Hezbollah militants in Lebanon, Iranian militia in Syria, and others. While our offices are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to operate and deliver products to customers, a prolonged war or an escalation of the current conditions in Israel could adversely affect our business.

At this time, it is unknown whether hostilities in these regions will escalate into an even larger conflict. We have a significant business presence in Israel, and therefore, continuation or escalation of the conflict could cause significant adverse financial impacts, due to reductions in demand and/or interruptions in business operations.
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

Adverse changes in economic and political policies relating to China could have an adverse effect on our business. Recent tariff increases and an escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, recently, the U.S. has significantly increased tariffs on products imported into the U.S. from a number of countries, including China. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations, or that of our advertisers. Further, U.S. export control regulations relating to China have created restrictions with respect to the sale of certain products to Chinese companies and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China. Governmental agencies in any of the countries in which we, our customers or end users are located, such as China, could block access to or require a license for our platform, our website, mobile applications, operating system platforms, application stores or the Internet generally for a number of reasons, including security, confidentiality or regulatory concerns. If companies or governmental entities block, limit or otherwise restrict customers from accessing our platform, or end users from playing games developed or operated on our platform, our business could be harmed. Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, companies and governmental agencies could block the distribution of several applications of Chinese origin. Because we rely on wireless carriers and OEMs to distribute our product and services, if wireless carriers and mobile device manufacturers restrict certain Chinese apps from being downloaded onto their platforms this could negatively impact our business and our financial condition and results of operations would suffer. Any actions and policies adopted by the government of the People’s Republic of China (“PRC”), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy could have an adverse effect on our business, results of operations and financial condition. In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. In August 2021, China passed a new data privacy law known as Personal Information Protection Law and Data Security Law, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers.

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
Risks Related to Laws and Regulations
We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to data governance, privacy and data security. The restrictions and costs imposed by these legal requirements, or our actual or perceived failure to comply with them, could harm our business.

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

Data privacy legislation imposes restrictions on cross-border personal data transfers, with some countries enacting data localization laws. Notably, the GDPR, UK GDPR, and other European and UK data protection statutes generally bar personal data transfer from the EEA, UK, and Switzerland to the U.S. and many other nations, except to entities in countries offering adequate protection or with specific safeguards in place. When transferring personal data outside the EEA or UK to non-adequate countries, we ensure compliance with relevant laws, potentially utilizing derogation or implementing standard contractual clauses. Since November 2023, we have participated in the EU-US Data Privacy Framework (“EU-US DPF”), UK Extension to the EU-US DPF (“UK Extension”), and Swiss-US Data Privacy Framework per the US Department of Commerce. We have certified adherence to the EU-US DPF Principles for data received from the EU and UK (including Gibraltar) and to the Swiss-US DPF Principles for data received from Switzerland. Should the DPF be invalidated by the Court of Justice of the European Union (“CJEU”) in the future, we may face challenges in EU-US data transfers, necessitating the implementation of a CJEU-approved framework.

Children’s online privacy has been a focus of recent enforcement activity under longstanding privacy laws as well as privacy and data protection laws enacted in recent years worldwide. With increased enforcement of children’s online privacy in the EU and the UK, the U.S. Federal Trade Commission and state attorneys general have also, in recent years, increased enforcement of the Children’s Online Privacy Protection Act, and other US State laws that restrict the processing of children’s personal information without a parental consent.

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
Our ability to use our net operating losses, credits, and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of March 31, 2025, we had net operating loss (“NOL”) carryforwards for U.S. federal purposes of $122,645, which may be available to offset taxable income in the future. Of these NOLs, $44,812 is subject to expiration through the year 2037 depending on the year the loss was incurred. The remaining $77,833 may be carried forward indefinitely, but are subject to an annual usage limitation of 80% of federal taxable income in any such year as enacted by The Tax Cuts and Jobs Act amendment of Section 172 of the Internal Revenue Code of 1986, as amended (the “Code”), for NOLs generated in tax years beginning on or after January 1, 2018. In addition, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income.
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
Risks Relating to Our Common Stock and Capital Structure
We have secured and unsecured indebtedness, which the Company will need to be refinancing and which could limit our financial flexibility.
As of March 31, 2025, we had $411,000 drawn against the revolving line of credit under the Amended and Restated Credit Agreement. As of March 31, 2025, we had unrestricted cash of approximately $39,393 and restricted cash of approximately $691.

The Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement on June 13, 2025 to extend the maturity date of the Amended and Restated Credit Agreement from April 29, 2026 to August 29, 2026, revise certain covenants and address certain other matters. The Fifth Amendment removed the incremental term loan facility, reduced the amount of the Revolver from $425,000 to $411,000, increased the SOFR and letter of credit fee to 5.5%, and the base rate to 4.5% through August 29, 2025 with increases to 7.5% and 6.5%, respectively, after August 29, 2025, removed the consolidated interest coverage ratio, put in place a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30, 2026 and an increasing fix charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, requires mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and added certain covenants, including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, and access rights. The Company granted the lenders a security interest in additional assets, including the issued and outstanding equity of certain foreign subsidiaries, including Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. The Company is required to pay an amendment fee equal to $8,220 at closing, $10,275 on September 2, 2025 and $1,027 due and payable at the end of each fiscal quarter (beginning on the fiscal quarter ending on September 30, 2025) until the earlier of maturity and the date the facility is repaid in full. In addition, the Company is required to pay an additional administrative collateral monitoring fee of $2,000 if certain closing deliveries with respect to the additional collateral are not satisfied within the timeframe set forth in the Fifth Amendment.

With the Fifth Amendment to the Amended and Restated Credit Agreement, as of June 13, 2025 the revolving commitment has been fully drawn, and the accordion feature was removed. The reduction in available funds could have significant negative consequences including:
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
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations, depending on the extent to which we utilize the credit facility. If market interest rates continue to increase, our results of operations could be adversely affected. Our Amended and Restated Credit Agreement also contains a maximum consolidated secured net leverage ratio and other financial covenants. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt’s maturity. Any such default would have a material adverse effect on us. Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance our Amended and Restated Credit Agreement, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance our Amended and Restated Credit Agreement or to fund our other liquidity needs.

The collateral pledged to secure our secured debt, consisting of substantially all of our and our U.S. and certain foreign subsidiaries’ assets, would be available to the secured creditor in a foreclosure, in addition to many other remedies. Accordingly, any adverse change in our ability to service our secured debt could result in an event of default, cross default, and foreclosure or forced sale. Depending on the value of assets, there could be little, if any, assets available for common stockholders in any foreclosure or forced sale.

We are currently seeking to refinance the Amended and Restated Credit Agreement before August 29, 2025 and are exploring options to raise additional capital through a new credit facility with new lenders or the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.

If the Company is unable refinance the existing Amended and Restated Credit Agreement before August 29, 2025, the Company’s indebtedness under the Amended and Restated Credit Agreement would be reclassified as short-term debt, which could have a material adverse effect on the Company’s business and stock price. There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives and our expectations, our liquidity and ability to operate our business, our stock price and our ability to continue as a going concern.
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

We may choose to raise additional capital to finance the purchase price of acquisitions or to otherwise grow our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all.
Should we choose to pursue alternative strategies to grow or enhance our existing business, we may require significant cash outlays and commitments. Our business strategy may include expansion through internal growth or external growth by acquiring complimentary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. If our cash, cash equivalents, short-term investments, and cash generated from operations are not sufficient to meet our cash requirements, we may seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences, or privileges that are senior to those of existing holders of our common stock.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to maintain, evaluate and report on disclosure controls and procedures and internal control over financial reporting, which meet the applicable standards.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of wireless carriers for information regarding the amount of sales of our products and services and to determine the amount of royalties we owe branded content licensors and the amount of our revenue. These reports may not be timely, and in the past, they have contained, and in the future, they may contain, errors.
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
Risk Management and Strategy
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
We require employees with access to information systems, including all corporate employees, to undertake data protection, cybersecurity, privacy and compliance programs at least annually. We maintain a team of dedicated security and compliance professionals who oversee cybersecurity risk management, mitigation, incident prevention, detection, and remediation, which is led by our Chief Information Security Officer. The team has deep cybersecurity experience with an average tenure of over 20 years with expertise in protecting critical assets for top firms in a myriad of different industries.
We leverage SOC 2 Type 2 attestation framework to determine the operating effectiveness of our internal security controls and use NIST Cybersecurity framework to better understand, manage and reduce cybersecurity risk and protect our business from ever-changing cyber threats.
We achieved SOC 2 Type 2 attestation this fiscal year, demonstrating the operating effectiveness of our internal security controls and our commitment to industry-leading information security standards. This attestation provides assurance to stakeholders that Digital Turbine’s systems and processes are regularly audited by independent third parties to verify compliance with rigorous security and privacy requirements.
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
Governance
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
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Part I, Item 1A Risk Factors of this Annual Report on Form 10-K, including the risk factor titled “System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.”
ITEM 2. PROPERTIES
The principal offices of Digital Turbine, Inc. are located in Austin, Texas. The Company also leases properties, primarily for office space, in Durham, North Carolina, and New York, New York, in the U.S. Internationally, the Company leases properties, primarily for office space, in Singapore, Warsaw, Poland, Istanbul, Turkey, Berlin, Germany, and Tel Aviv, Israel. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 17—Commitments and Contingencies, of the notes to the condensed consolidated financial statements in Part II, Item 8 of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    Our common stock is traded on the NASDAQ Capital Market under the symbol “APPS.”
Holders
    As of June 13, 2025, there were 85 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Further, any such dividends would be substantially restricted by our secured and unsecured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2025.
Recent Sales of Unregistered Securities
    None.
Performance Graph
    This performance graph shall not be deemed ‘‘soliciting material’’ or ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2020, and March 31, 2025, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC) and (ii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses the results of our operations for the year ended March 31, 2025, compared with the year ended March 31, 2024. For a discussion of the results of our operations for the year ended March 31, 2024, compared with the year ended March 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended March 31, 2024. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A. Risk Factors and the Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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

Recent Developments
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China based developers and publishers, Russia’s invasion of Ukraine, the conflict in Israel, Gaza, Lebanon and Syria, and the recent conflict between India and Pakistan.
Inflation, rising interest rates, supply chain disruptions and constraints, changes in regional or global business, political, macroeconomic and market conditions, including as a result of conflicts, hostilities, recessionary fears, the impact of global instability, domestic and foreign tariffs and other trade protectionist measures, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.
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
We continue to actively monitor these factors and we may take further actions that alter our business operations, as required, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. In addition to monitoring the developments described above, the Company also considers the impact such factors may have on our accounting estimates and potential impairments of our non-current assets, which primarily consist of goodwill and finite-lived intangible assets. See Part I, Item 1A Risk Factors of this Annual Report on Form 10-K for further discussion of the potential adverse impacts of macroeconomic uncertainty on our business, including the risk factor titled “The effects of the current and any future general downturns in the U.S. and the global economy, including financial market disruptions, could harm the economic health of advertisers and the overall demand for advertising, which could have an adverse impact on our business, operating results, or financial condition.”
Credit Agreement

The Company entered into a Fourth Amendment to the Credit Agreement with Bank of America, N.A. on August 6, 2024 (as amended and restated, from time to time, the “Amended and Restated Credit Agreement”) to revise certain covenants and address certain other matters. The Fourth Amendment to the Amended and Restated Credit Agreement amended the maximum consolidated secured net leverage covenant and the minimum consolidated interest coverage covenant to be retroactive to June 30, 2024, reduced the Revolver by $100,000 to $425,000 (while retaining the $75,000 accordion feature), increased the annual interest rate for highest leverage ratio results, SOFR plus between 1.50% and 3.75%, based on the Company’s consolidated leverage ratio, provided for payment against the outstanding balance of the revolving line of credit (the “Revolver”) to the extent the Company holds unrestricted cash in excess of $40,000 in the United States, reduced the permitted investments threshold limit for investments not otherwise permitted from $75,000 to $25,000 and added as 13-week cash flow forecast reporting requirement.
As of March 31, 2025, we had $411,000 drawn against the revolving line of credit under the Amended and Restated Credit Agreement. The proceeds from the borrowings were primarily used to finance past acquisitions. As of March 31, 2025, the interest rate was 8.17% and the unused line of credit fee was 0.35%, and we were in compliance with the consolidated secured net leverage ratio, consolidated interest coverage ratio, and other covenants under the Amended and Restated Credit Agreement.
The Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement on June 13, 2025 to extend the maturity date of the Amended and Restated Credit Agreement from April 29, 2026 to August 29, 2026, revise certain covenants and address certain other matters. The Fifth Amendment removed the incremental term loan facility, reduced the amount of the Revolver from $425,000 to $411,000, increased the SOFR and letter of credit fee to 5.5%, and the base rate to 4.5% through August 29, 2025 with increases to 7.5% and 6.5%, respectively, after August 29, 2025, removed the consolidated interest coverage ratio, put in place a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30, 2026 and an increasing fix charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, requires mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and added certain covenants, including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, and other access rights. The Company is required to engage a financial advisor which will, among other things, provide written analyses, including variance analyses, of actual amounts and projected amounts as set forth in the Company’s business plan and budget and 13-week Cash Flow Forecasts and provide the lenders with reasonable access to the financial adviser to the lenders. The Company granted the lenders a security interest in additional assets, including the issued and outstanding equity of certain foreign subsidiaries, including Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. The Company is required to pay an amendment fee equal to $8,220 at closing, $10,275 on September 2, 2025 and $1,027 due and payable at the end of each fiscal quarter (beginning on the fiscal quarter ending on September 30, 2025) until the earlier of maturity and the date the facility is repaid in full. In addition, the Company is required to pay an additional administrative collateral monitoring fee of $2,000 if certain closing deliveries with respect to the additional collateral are not satisfied within the timeframe set forth in the Fifth Amendment.
We are currently seeking to refinance the Amended and Restated Credit Agreement before August 29, 2025 and are exploring options to raise additional capital through a new credit facility with new lenders or the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable refinance the existing Amended and Restated Credit Agreement before August 29, 2025, the Company’s indebtedness under the Amended and Restated Credit Agreement would be reclassified as short-term debt, which could have a material adverse effect on the Company’s business and stock price. There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives and our expectations, our liquidity and ability to operate our business, our stock price and our ability to continue as a going concern. See Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for more information regarding risks related to liquidity and capital resources.

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
This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $2,060 of business transformation costs during the year ended March 31, 2025. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Additionally, the Company is in the process of initiating further transformation efforts. In October 2024, the Company began a transformation program intended to improve various measures across the organization. These measures include but are not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, we implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. During the fiscal year ended March 31, 2025, the Company incurred expenses of $2,886 related to our transformation program primarily consisting of severance and other one-time termination benefits. The transformation program includes several other initiatives that are underway, and the Company expects the transformation program to be substantially completed by the first quarter of fiscal year 2026. The transformation program is targeted to yield more than $25,000 in annual cash expense savings.
Costs incurred in connection with the transformation program are categorized under two primary headings: severance costs and business transformation costs. The costs classified as severance costs are inclusive of but not limited to expenses associated with workforce reductions aimed at realigning the Company’s structure as part of the transformation program. These severance-related expenses are directly tied to the Company's efforts to reduce headcount and optimize its labor force to better align with its long-term strategic goals. In addition, the business transformation costs primarily reflect investments made in the prior year for the upgrade of key business systems, including the implementation of a global cloud-based ERP system and a new HR system. These costs, while also part of the broader transformation efforts, are not related to workforce reductions but rather to the modernization of the Company’s technological infrastructure to support long-term operational improvements.
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
In addition to evaluating goodwill for impairment when events or circumstances indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company also evaluates goodwill for impairment on an annual basis. The Company’s performed its annual evaluation of goodwill as of March 31,

2025, and no impairment of goodwill has been identified.
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

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the years ended March 31, 2025 and 2024 (in thousands):

	Year ended March 31,
	2025	2024	% of Change
Net revenue	$490,506	$544,482	(9.9)%
Costs of revenue and operating expenses
Revenue share	235,287	262,226	(10.3)%
Other direct costs of revenue	34,541	34,799	(0.7)%
Product development	39,464	54,157	(27.1)%
Sales and marketing	61,642	61,481	0.3%
General and administrative	173,647	169,617	2.4%
Impairment of goodwill	—	336,640	(100.0)%
Total costs of revenue and operating expenses	544,581	918,920	(40.7)%
(Loss) income from operations	(54,075)	(374,438)	(85.6)%
Interest and other (expense) income, net
Change in fair value of contingent consideration	(300)	372	(180.6)%
Interest expense, net	(34,783)	(30,838)	12.8%
Foreign exchange transaction gain (loss)	1,297	101	1184.2%
Other (expense) income, net	(3)	(328)	99.1%
Total interest and other (expense) income, net	(33,789)	(30,693)	10.1%
(Loss) income before income taxes	(87,864)	(405,131)	(78.3)%
Income tax provision	4,235	15,317	(72.4)%
Net (loss) income	(92,099)	(420,448)	(78.1)%
Net revenue ($ in thousands)

	Year ended March 31,
	2025	2024	% of Change
Net revenue
On Device Solutions	$341,632	$370,112	(7.7)%
App Growth Platform	153,229	178,760	(14.3)%
Elimination	(4,355)	(4,390)	0.8%
Total net revenue	$490,506	$544,482	(9.9)%
Fiscal 2025 compared to fiscal 2024
During the year ended March 31, 2025, net revenue decreased by $53,976 or 9.9% compared to the prior year. See the segment discussion below for further details regarding net revenue.
On Device Solutions
ODS revenue for the year ended March 31, 2025, decreased by $28,480 or 7.7% compared to the year ended March 31, 2024. Revenue from application media declined by approximately $28,938 primarily due to lower new device volume in the U.S. and internationally and a decrease in mobile advertising and user acquisition spending. Revenue from content media increased by approximately $458 primarily due to an increase in activity with content providers that resulted in higher active users on prepaid devices.

App Growth Platform
AGP revenue for the year ended March 31, 2025, decreased by $25,531 or 14.3% compared to the year ended March 31, 2024. The decrease was primarily due to a decline in advertising exchange of approximately $20,857 due to broader weakness in mobile advertising markets and the impact of the consolidation and exiting of certain legacy AdColony platforms and business lines. Additionally, there was a decline in brand and performance advertising of approximately $4,674 due to broader weakness in mobile advertising markets.
Costs of revenue and operating expenses ($ in thousands)

	Year ended March 31,
	2025	2024	% of Change
Costs of revenue and operating expenses
Revenue share	$235,287	$262,226	(10.3)%
Other direct costs of revenue	34,541	34,799	(0.7)%
Product development	39,464	54,157	(27.1)%
Sales and marketing	61,642	61,481	0.3%
General and administrative	173,647	169,617	2.4%
Impairment of goodwill	—	336,640	(100.0)%
Total costs of revenue and operating expenses	$544,581	$918,920	(40.7)%
Fiscal 2025 compared to fiscal 2024
For the year ended March 31, 2025, total costs of revenue and operating expenses decreased by $374,339 compared to the year ended March 31, 2024.
Total costs of revenue and operating expenses included impairment of goodwill charges of $336,640 during the year ended March 31, 2024. Excluding the impairment of goodwill, total costs of revenue and operating expenses decreased by $37,699 or 6.5% for the year ended March 31, 2025, compared to the year ended March 31, 2024.
The decrease in total costs of revenue and operating expenses after excluding the impairment of goodwill is primarily due to lower revenue share, which is the result of lower revenue over the same comparative periods, and lower product development costs. Costs of revenue and operating expenses included total business transformation costs, severance and acquisition-related costs of $2,060, $3,711 and $359, respectively, for the year ended March 31, 2025, compared to $9,418, $2,795, and $338, respectively, for the year ended March 31, 2024.
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
Revenue share decreased by $26,939 to $235,287 for the year ended March 31, 2025, and was 48.0% as a percentage of total net revenue compared to $262,226, or 48.2% of total net revenue, for the year ended March 31, 2024. The decrease in revenue share coincides with the decrease in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. Revenue share as a percentage of total net revenue remained flat.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.

Other direct costs of revenue decreased by $258 or 0.7% to $34,541 for the year ended March 31, 2025, and was 7.0% as a percentage of total net revenue compared to $34,799, or 6.4% of total net revenue, for the year ended March 31, 2024.
The decrease in other direct costs of revenue for the year ended March 31, 2025, compared to the prior year, was primarily due to lower hosting costs and a decrease in amortization of internally developed software. These declines in costs were offset by an increase in bidding and platform fees. The increase in other direct costs as a percentage of total net revenue was primarily a result of the decline in total net revenue for the year ended March 31, 2025.
Product development
Product development expenses include the development and maintenance of the Company’s product suite and are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.
Product development expenses decreased by $14,693 to $39,464 for the year ended March 31, 2025 compared to $54,157 for the year ended March 31, 2024. Product development expenses included severance costs of $697 for the year ended March 31, 2025. Product development expenses included business transformation, severance, and acquisition-related costs of $3,574 for the year ended March 31, 2024. Excluding severance costs, acquisition-related costs and business transformation costs, product development expenses decreased by $11,816 for the year ended March 31, 2025.
The decrease in product development expenses after excluding severance costs, acquisition-related costs and business transformation costs was primarily due to lower hosting and software costs of $4,162, employee-related costs of $3,404, third-party development costs of $1,933, and other operating costs, including facilities and travel of $2,363.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses increased by $161 to $61,642 for the year ended March 31, 2025 compared to $61,481 for the year ended March 31, 2024. Sales and marketing expenses included severance costs of $1,947 for the year ended March 31, 2025. Sales and marketing expenses included severance costs, acquisition-related costs, and business transformation costs of $1,688 for the year ended March 31, 2024. Excluding business transformation costs, acquisition-related costs and severance costs, sales and marketing expenses decreased by $98 for the year ended March 31, 2025.
The decrease in sales and marketing expense after excluding business transformation costs, acquisition-related costs and severance costs was primarily due to lower costs for sales events and sales related travel of $1,379 and reduced facilities and other related costs of $1,650. These decreases were partially offset by increased professional services of $644 and personnel related costs of $2,287.
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

General and administrative expenses increased by $4,030 to $173,647 for the year ended March 31, 2025 compared to $169,617 for the year ended March 31, 2024. General and administrative expenses included acquisition-related costs of $359, business transformation costs of $2,060 and severance costs of $1,067 for the year ended March 31, 2025. General and administrative expenses included acquisition-related costs of $424, business transformation costs of $6,639, and severance costs of $226 for the year ended March 31, 2024. Excluding acquisition-related costs, business transformation costs and severance costs, general and administrative expenses increased by $7,833 for the year ended March 31, 2025.
The increase in general and administrative expenses after excluding acquisition-related costs, business transformation costs and severance costs was primarily due to higher depreciation and amortization of $2,886, recruiting and relocation costs of $305, employee-related costs of $2,904, and other costs, consisting of supplies, software, and licenses of $3,200. These increases were partially offset by lower stock-based compensation of $425, bad debt expense of $710, and professional services including audit, tax, and legal fees of $328.
Impairment of Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. During the year ended March 31, 2025, the Company sustained a decline in its forecasted operating trends, which was identified as a potential indicator of impairment for the Company’s AGP reporting unit. As a result, the Company performed a quantitative goodwill impairment evaluation over its reporting units ODS and AGP to determine if their respective fair values were below their carrying values. Based on the evaluation, the Company determined that neither reporting unit was impaired, and no impairment of goodwill was recognized for either the ODS or AGP reporting unit during the fiscal year 2025.

During the fiscal year ended March 31, 2024, the Company sustained a decline in the quoted market price of the Company’s common stock, an increase in interest rates, and the Company’s forecasted operating trends, which represented potential indicators of impairment related to the goodwill assigned to the AGP reporting unit for the three months ended September 30, 2023. The Company also performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast. As a result of these reviews, the Company recorded a $147,181 and $189,459 non-deductible, non-cash goodwill impairment charge, respectively, for a total of $336,640 to the AGP reporting unit during the fiscal year ended March 31, 2024. There was no impairment of goodwill for the ODS reporting unit during the year ended March 31, 2024.

For both of the goodwill impairment evaluations performed during the years ended March 31, 2025 and March 31, 2024, the fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach. The Company’s interim and annual testing reflected a 75%/25% allocation between the income and market approaches. In both years, the Company believed the 75% weighting to the income approach to be appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For both impairment evaluations performed at March 31, 2025 and March 31, 2024, respectively, the Company reduced its estimated future cash flows, including revenues, gross profits, and EBITDA, relative to the previous evaluation, to reflect its best estimates at this time. In each evaluation the Company also updated key inputs for the discounted cash flow models, including weighted-average cost of capital, which incrementally decreased due to lower equity risk premium and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the March 31, 2025 impairment evaluation, as compared to the March 31, 2024 evaluation, the Company increased its EBITDA market multiples, reflecting increasing valuations across the Company’s selected peer group. The results of these updates, along with those made to the discounted cash flow models described above, indicated that the carrying value of each reporting unit did not exceed its respective fair value.

Interest and other income (expense), net ($ in thousands)

	Year ended March 31,
	2025	2024	% of Change
Interest and other (expense) income, net
Change in fair value of contingent consideration	$(300)	$372	180.6%
Interest expense, net	(34,783)	(30,838)	(12.8)%
Foreign exchange transaction gain (loss)	1,297	101	(1,184.2)%
Other (expense) income, net	(3)	(328)	99.1%
Total interest and other (expense) income, net	$(33,789)	$(30,693)	(10.1)%
Fiscal 2025 compared to fiscal 2024
Total interest and other income (expense), net, for the years ended March 31, 2025 and 2024, was approximately $33,789 and $30,693, respectively, an increase in net expenses of $3,096.
Change in fair value of contingent consideration
On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD. During the year ended March 31, 2025, the Company reassessed the fair value of its contingent consideration based on current forecasts. Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As a result of the Company’s assessments during the year ended March 31, 2025, a remeasurement loss equal to the change in fair value of $300 was recorded.
During the fiscal year ended March 31, 2025, In App Video Services UK LTD met the 2024 calendar achievement threshold and will receive a payout of approximately $1,000 in the first quarter of fiscal year 2026, and is included in other current liabilities. During the fiscal year ended March 31, 2024, the Company 1) paid approximately $1,100 for the earn-out associated with the calendar year ended December 31, 2023 and 2) recognized a change in the fair value of contingent consideration of $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of operations and comprehensive (loss) income.
Interest expense, net
For the years ended March 31, 2025 and 2024, the Company recorded net interest expense of $34,783 and $30,838, respectively, an increase of $3,945 or 12.8%. The increase was primarily due to an increase in interest rates of 82 basis points and higher average outstanding borrowings of $8,700 over the comparative period.
Foreign exchange transaction gain (loss)
For the years ended March 31, 2025 and 2024, the Company recorded foreign exchange transaction gains of $1,297 and $101, respectively, and was primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our Amended and Restated Credit Agreement. As of March 31, 2025, we had unrestricted cash of approximately $39,393 and restricted cash of approximately $691. The Company had $14,000 available to draw under the Amended and Re stated Credit Agreement, excluding the accordion feature, subject to the required covenants. The Amended and Restated Credit Agreement matures on August 29, 2026. With the Fifth Amendment, as described below, the Revolver was reduced to $411,000, and was fully drawn as of June 13, 2025. We incurred a net loss of $(18,826) and $(92,099), respectively, and generated cash from operating activities of $11,508 and $11,880, respectively for the three and twelve months ended March 31, 2025.
Our principal cash requirements for the twelve-month period following this Report primarily consist of refinancing our Amended and Restated Credit Agreement and payment of interest and required principal payments thereunder in addition to personnel costs, contractual payment obligations, including office leases, cloud hosting costs, capital expenditures, minimum commitments under hosting agreements (see Liquidity and Capital Resources—Hosting Agreements below), cash outlays for income taxes, and cash requirements to fund working capital.
We have been and are continuing to explore various cost saving opportunities, namely through the Company’s transformation program, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance our Amended and Restated Credit Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.
As described above, we are currently seeking to refinance the Amended and Restated Credit Agreement before August 29, 2025 and are exploring options to raise additional capital through a new credit facility with new lenders or the sale of equity securities or equity-linked or debt-financing arrangements. If we successfully refinance the Amended and Restated Credit Agreement by August 29, 2025 on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations and any available balance under a new financing arrangement would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance our Amended and Restated Credit Agreement, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance our Amended and Restated Credit Agreement or to fund our other liquidity needs. See Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Amended and Restated Credit Agreement is $411,000 as of March 31, 2025. The maturity date of the Amended and Restated Credit Agreement is August 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $2,313, on our consolidated balance sheets as of March 31, 2025. For further description of the terms of the Amended and Restated Credit Agreement, see Note 12—Debt under the heading “Revolver” in the notes to our consolidated financial statements under Part I, Item 1 of this Report.
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
The Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement on August 6, 2024 to revise certain covenants and address certain other matters. The Company entered into a Fifth

Amendment to the Amended and Restated Credit Agreement on June 13, 2025 to extend the maturity date of the Amended and Restated Credit Agreement from April 29, 2026 to August 29, 2026, revise certain covenants and address certain other matters. Refer to Note 12—Debt for further discussion. As of March 31, 2025, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
As described above, we are currently seeking to refinance the Amended and Restated Credit Agreement before August 29, 2025 and are exploring options to raise additional capital through a new credit facility with new lenders or the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance the existing Amended and Restated Credit Agreement before August 29, 2025, the Company’s indebtedness under the Amended and Restated Credit Agreement would be reclassified as short-term debt, which could have a material adverse effect on the Company’s business and stock price. There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives and our expectations, our liquidity and ability to operate our business, our stock price and our ability to continue as a going concern. See Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for more information regarding risks related to liquidity and capital resources.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $230,453 over the next five fiscal years.
Cash Flow Summary ($ in thousands)

	Year ended March 31,
	2025	2024	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$11,880	$28,677	(58.6)%
Equity investments	—	(19,634)	(100.0)%
Business acquisitions, net of cash acquired	—	65	(100.0)%
Capital expenditures	(27,477)	(24,279)	13.2%
Net cash used in investing activities	$(27,477)	$(43,848)	(37.3)%
Proceeds from borrowings	38,000	50,000	(24.0)%
Payment of debt issuance costs	(1,627)	—	100.0%
Repayment of debt obligations	(13,000)	(77,134)	(83.1)%
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)	(100.0)%
Payment of withholding taxes for net share settlement of equity awards	(465)	(1,286)	(63.8)%
Options exercised	373	2,871	(87.0)%
Net cash provided by (used in) financing activities	$23,281	$(29,300)	(179.5)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $11,880 for the year ended March 31, 2025, compared to $28,677 for the year ended March 31, 2024. The decrease of $16,797 was due to the following:
•$328,349 decrease in net loss, which is primarily due to a goodwill impairment charge of $336,640 during the year ended March 31, 2024;
•$8,262 net decrease due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically a decrease in the change in accounts payable offset by an increase in the change in accounts receivable, as well as a decrease in deferred tax liabilities;
• $336,884 net decrease in non-cash charges during the year ended March 31, 2025 primarily related to the impairment of goodwill reported for the year ended March 31, 2024.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the year ended March 31, 2025, net cash used in investing activities decreased by $16,371 to $27,477. Our cash used in investing activities for the twelve months ended March 31, 2025 and March 31, 2024, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the year ended March 31, 2025, net cash provided by financing activities was $23,281, which was comprised of: (1) the repayment of debt obligations of $13,000, (2) a payment of $1,627 for debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $465. These cash outflows were offset by cash inflows comprising of proceeds from borrowings of $38,000 and stock option exercises of $373.
For the year ended March 31, 2024, net cash used in financing activities was $29,300, which was comprised of: (1) the repayment of debt obligations of $77,134, (2) payment of payroll withholding taxes for net share settlement of equity awards of $1,286, and (3) payment of $3,751 for the acquisition of the remaining minority interest shareholders’ outstanding shares in one of our subsidiaries. These cash outflows were offset by cash inflows from proceeds from borrowings of $50,000 and stock option exercises of $2,871.
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
Demand - Developers and Advertisers

The Company generally offers these services through CPI, CPP, and/or CPA arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end user mobile devices. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.

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
AGP - Marketplace
The Company, through its AGP segment, provides platforms that allow DSPs and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding auction. The Company generally contracts with DSPs through service orders. It also separately contracts with publishers through service orders to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. The exchange platform will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company’s software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSPs based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, which require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end user action is completed.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit required the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. For the year ended March 31, 2025, no impairment was recorded. During the year ended March 31, 2024, the Company recorded total impairment of goodwill of $336,640. Refer to Note 6—Goodwill and Intangible Assets for further details.
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
The Company’s borrowings under its Amended and Restated Credit Agreement are subject to variable interest rates and thus expose the Company to interest rate fluctuations, depending on the extent to which the Company utilizes its Amended and Restated Credit Agreement. As of March 31, 2025, the Company had $411,000 drawn against the Amended and Restated Credit Agreement and had $14,000 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, excluding the accordion feature, subject to the required covenants. As of March 31, 2025, the interest rate was 8.17% and the unused line of credit fee was 0.35%. Market interest rates have increased significantly, and if market interest rates continue to materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s Amended and Restated Credit Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 16, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill impairment assessment of the App Growth Platform reporting unit

As described further in Note 2 to the consolidated financial statements, management evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. We identified the fair value estimate of the App Growth Platform reporting unit as a critical audit matter.

The principal considerations for our determination that the fair value estimate of the App Growth Platform reporting unit is a critical audit matter is due to the significant subjectivity and judgment involved in management’s assumptions in the preparation of discounted future cash flows. The App Growth Platform reporting unit’s discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. These assumptions include forward-looking projections related to revenue and expenses and the application of a discount rate. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and audit effort, including the need to involve valuation specialists.
Our audit procedures for the goodwill impairment assessment of the App Growth Platform reporting unit as of March 31, 2025, included the following, among others:

•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the discounted future cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.

•We evaluated the reasonableness of forecasted revenues and expenses used in the future discounted cash flows by comparing them to historical results, and published industry related trends, and comparing prior year forecasted amounts to respective actual results.

•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company in determining the discount rate.

•We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Austin, Texas
June 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2025, and our report dated June 16, 2025 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Austin, Texas
June 16, 2025

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2025	March 31, 2024

ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$40,084	$33,605
Accounts receivable, net	181,770	191,015
Prepaid expenses	6,923	7,704
Value-added tax receivable	8,291	4,728
Other current assets	5,711	5,289
Total current assets	242,779	242,341
Property and equipment, net	46,966	45,782
Right-of-use assets	9,924	9,127
Intangible assets, net	257,697	313,505
Goodwill	221,741	220,072
Other non-current assets	33,747	34,713
TOTAL ASSETS	$812,854	$865,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$139,944	$159,200
Accrued revenue share	35,264	33,934
Accrued compensation	7,503	7,209
Acquisition purchase price liabilities	1,697	—
Other current liabilities	38,118	35,681
Total current liabilities	222,526	236,024
Long-term debt, net of debt issuance costs	408,687	383,490
Deferred tax liabilities, net	16,308	20,424
Other non-current liabilities	11,375	11,670
Total liabilities	658,896	651,608
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 106,735,767 issued and 105,977,642 outstanding at March 31, 2025; 102,877,057 issued and 102,118,932 outstanding at March 31, 2024	10	10
Additional paid-in capital	892,665	858,191
Treasury stock (758,125 shares at March 31, 2025, and March 31, 2024)	(71)	(71)
Accumulated other comprehensive loss	(51,304)	(48,955)
Accumulated deficit	(687,442)	(595,343)
Total stockholders’ equity	153,958	213,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$812,854	$865,540

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year ended March 31,
	2025	2024	2023
Net revenue	$490,506	$544,482	$665,920
Costs of revenue and operating expenses
Revenue share	235,287	262,226	309,247
Other direct costs of revenue	34,541	34,799	36,445
Product development	39,464	54,157	56,486
Sales and marketing	61,642	61,481	63,295
General and administrative	173,647	169,617	154,282
Impairment of goodwill	—	336,640	—
Total costs of revenue and operating expenses	544,581	918,920	619,755
(Loss) income from operations	(54,075)	(374,438)	46,165
Interest and other (expense) income, net
Change in fair value of contingent consideration	(300)	372	—
Interest expense, net	(34,783)	(30,838)	(23,352)
Foreign exchange transaction gain (loss)	1,297	101	(1,026)
Other (expense) income, net	(3)	(328)	229
Total interest and other (expense) income, net	(33,789)	(30,693)	(24,149)
(Loss) income before income taxes	(87,864)	(405,131)	22,016
Income tax provision	4,235	15,317	5,146
Net (loss) income	(92,099)	(420,448)	16,870
Less: net (loss) income attributable to non-controlling interest	—	(220)	197
Net (loss) income attributable to Digital Turbine, Inc.	(92,099)	(420,228)	16,673
Other comprehensive loss
Foreign currency translation gain (loss)	(2,349)	(6,271)	(2,386)
Comprehensive income (loss)	(94,448)	(426,719)	14,484
Less: comprehensive income attributable to non-controlling interest	—	519	415
Comprehensive (loss) income attributable to Digital Turbine, Inc.	$(94,448)	$(427,238)	$14,069
Net (loss) income per common share
Basic	$(0.89)	$(4.16)	$0.17
Diluted	$(0.89)	$(4.16)	$0.16
Weighted-average common shares outstanding
Basic	103,747	100,975	98,783
Diluted	103,747	100,975	101,816

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(92,099)	$(420,448)	$16,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	82,910	83,858	81,073
Non-cash interest expense	1,835	102	836
Allowance for credit losses	2,767	3,202	3,328
Stock-based compensation expense	33,543	33,763	30,401
Foreign exchange transaction gain	(1,297)	(101)	(1,026)
Change in fair value of contingent consideration	300	(372)	—
Noncash lease expense	3,179	3,029	5,661
Impairment of goodwill	—	336,640	—
(Increase) decrease in assets:
Accounts receivable, gross	5,823	(19,251)	83,893
Prepaid expenses	777	688	49
Value-added tax receivable	(3,570)	(4,356)	11,911
Other current assets	613	(1,931)	(3,953)
Right-of-use asset	(3,928)	(2,123)	—
Other non-current assets	939	(5,194)	(636)
Increase (decrease) in liabilities:
Accounts payable	(19,345)	40,190	(48,831)
Accrued revenue share	1,418	(34,955)	(26,002)
Accrued compensation	298	(3,552)	(18,228)
Other current liabilities	2,410	14,335	(10,044)
Deferred income taxes	(4,054)	6,900	(6,039)
Other non-current liabilities	(639)	(1,747)	(5,887)
Net cash provided by operating activities	11,880	28,677	113,376
Cash flows from investing activities
Equity investments	—	(19,634)	(8,499)
Business acquisition, net of cash acquired	—	65	(2,708)
Capital expenditures	(27,477)	(24,279)	(23,858)
Net cash used in investing activities	(27,477)	(43,848)	(35,065)
Cash flows from financing activities
Proceeds from borrowings	38,000	50,000	25,500
Payment of debt issuance costs	(1,627)	—	(99)
Repayment of debt obligations	(13,000)	(77,134)	(149,000)
Acquisition of non-controlling interest in consolidated subsidiaries	—	(3,751)	—
Payment of withholding taxes for net share settlement of equity awards	(465)	(1,286)	(6,709)
Options exercised	373	2,871	2,020
Net cash provided by (used in) financing activities	23,281	(29,300)	(128,288)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,205)	2,518	(1,627)
Net change in cash, cash equivalents, and restricted cash	6,479	(41,953)	(51,604)
Cash, cash equivalents, and restricted cash, beginning of period	33,605	75,558	127,162
Cash, cash equivalents, and restricted cash, end of period	$40,084	$33,605	$75,558

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended March 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$39,393	$32,916	$75,058
Restricted cash	691	689	500
Total cash, cash equivalents and restricted cash	$40,084	$33,605	$75,558

Supplemental disclosure of cash flow information
Interest paid	$35,583	$30,716	$20,187
Income taxes paid	$7,150	$1,529	$5,658
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$519	$546	$445
Right-of-use assets acquired under operating leases	$4,096	$2,683	$—
Common stock issued for the acquisition of Fyber	$—	$—	$50,000
Fair value of unpaid contingent consideration in connection with business acquisitions	$1,664	$2,366	$2,738

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2024	102,118,932	$10	100,000	$100	758,125	$(71)	$858,191	$(48,955)	$(595,343)	$—	$213,932
Net income	—	—	—	—	—	—	—	—	(92,099)	—	(92,099)
Foreign currency translation	—	—	—	—	—	—	—	(2,349)	—	—	(2,349)
Stock-based compensation expense	—	—	—	—	—	—	34,566	—	—	—	34,566
Shares issued:
Exercise of stock options	93,799	—	—	—	—	—	373	—	—	—	373
Issuance of restricted shares and vesting of restricted units	3,764,911	—	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(465)	—	—	—	(465)
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(687,442)	$—	$153,958

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
March 31, 2025
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
Demand - Developers and Advertisers
The Company generally offers these services through cost-per-install (“CPI”), cost-per-placement (“CPP”), and/or cost-per-action (“CPA”) arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end user mobile devices. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.
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
AGP - Marketplace
The Company, through its AGP segment provides platforms that allow demand-side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding (“RTB”) auction. The Company generally contracts with DSPs through service orders. It also separately contracts with publishers through service orders to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. The exchange platform will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSP based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, which require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on an end user action (CPI) or on a CPM basis. Revenue is recognized based on the rate and the number of impressions or end user actions at the time the ad is rendered or the end user action is completed.
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
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a 3-year useful life. For fiscal years 2025, 2024, and 2023, the Company capitalized software development costs in the amount of $27,477, $24,367, and $22,816, respectively, and classified as property and equipment.
Unamortized computer software for the years ended March 31, 2025 and March 31, 2024, was $42,124 and $40,239, respectively, and is classified as property and equipment.
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
As of March 31, 2025, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage was $5,733, of which $1,233 was included in other current assets and $4,500 was included in other non-current assets. As of March 31, 2024, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $6,965, of which $1,239 was included in other current assets and $5,727 was included in other non-current assets.
As of March 31, 2025 and 2024, amortization expenses for implementation costs of cloud-based computing arrangements were $1,300 and $619, respectively.
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
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of all U.S. employees beginning on their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to a certain percentage of an employee’s contributions. For the years ended March 31, 2025, 2024 and 2023, the Company made contributions to the plan of $1,593, $1,868, and $1,360, respectively.
In addition, the Company provides retirement benefits to international employees through various government-mandated and employer-sponsored defined contribution plans. These plans vary by country and are in accordance with local laws and regulations. Employer contributions are generally based on a percentage of employee contributions. For the years ended March 31, 2025, 2024 and 2023, the Company made contributions to these international retirement plans of $2,919, $2,251, and $2,344, respectively.
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
Foreign Currency Translation
The Company uses the U.S. dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $2,349, $6,271, and $2,386 in the years ended March 31, 2025, 2024 and 2023, respectively, has been reported as a component of comprehensive income (loss) in the consolidated statements of operations and comprehensive (loss) income and consolidated statements of stockholders’ equity.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily consist of cash on deposit with banks and short-term investments purchased with a maturity of three months or less to be cash equivalents. Restricted cash consists primarily of cash held by banks in a collateral account as collateral to cover the Company's corporate credit cards.
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

Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the Company completes a quantitative assessment of goodwill impairment, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value. If the carrying value of a reporting unit exceeds the fair value, a goodwill impairment charge is recorded. Determining the fair value of a reporting unit requires the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. For the year ended March 31, 2025, no goodwill impairment charge was recorded. During the year ended March 31, 2024, impairment of goodwill of $336,640 was recorded.
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
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2025, 2024, and 2023.
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
A significant portion of the Company’s cash was held at seven major financial institutions as of March 31, 2025, which management assessed to be of high credit quality. Two of the major financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 per depository account. Five major financial institutions are located outside the U.S., and therefore are not subject to the jurisdiction of the FDIC. As of March 31, 2025, and 2024, the Company had $38,768 and $32,797 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by monitoring customers’ accounts receivable balances. As of March 31, 2025 and 2024, no customer represented more than 10% of the Company’s net accounts receivable balance.
For the fiscal years ended March 31, 2025, 2024, and 2023, the Company did not generate revenue from any single supply partner that was more than 10% of our net revenue. Further, no single customer was responsible for more than 10% of our net revenue during the fiscal years ended March 31, 2025, 2024, and 2023.

Recent Accounting Pronouncements (Issued and Adopted)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company has adopted this ASU, and more information may be found within Note 5—Segment Information.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
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
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning February 1, 2027, and interim periods beginning February 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The Purchase Agreement required total cash consideration of $1,903, to be paid in 18 equal monthly installments starting on the date the Company begins providing service in the United States. On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the Purchase Agreement, which resulted in the recognition of: (1) total assets of $26, (2) total liabilities of $114, and (3) non-deductible goodwill of $1,991. One Store International and its value, primarily comprised of goodwill, was purchased for its potential synergistic advantage and value derived from the expertise of its workforce and process efficiencies. Transaction costs associated with the acquisition of One Store International were $207 and recorded in general and administrative expenses. The negotiated purchase price was primarily driven by One Store International’s history of OSP distribution and the part it will play in helping the Company to meet its future obligations under the Commercial Agreement.
During the fourth quarter of fiscal year 2025, the Company recognized an adjustment to the purchase price of ($206), related to working capital. As of March 31, 2025, the balance of the purchase price liability was $1,697. No payments were made on the liability during the year ended March 31, 2025.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. During the twelve months ended March 31, 2025, the Company did not make any such investments. During the year ended March 31, 2024, the Company purchased non-marketable equity securities for a total of $19,094.
As of March 31, 2025 and March 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594 and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
As the non-marketable equity securities are investments in privately held companies without a readily determinable fair value, the Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (loss), net in the Company's consolidated statement of operations.
For the year ended March 31, 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of March 31, 2025 and March 31, 2024, Level 1 equity securities recorded at fair value totaled $367 and $501, respectively, and are classified as other non-current assets. As of March 31, 2025 and March 31, 2024, there were no Level 2 or Level 3 equity securities recorded at fair value. The Company recorded an immaterial unrealized (gain)/loss related to these investments for the periods presented.
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
The Company’s CODM evaluates the performance of the segments and makes resource allocation decisions based on segment net revenue and segment profit. The Company’s CODM regularly reviews the revenue share by segment and treats it as a significant segment expense.
Segment net revenue and revenue share are exclusive of certain activities and expenses that are not allocated to specific segments and are reported on a consolidated basis. In addition, operating expenses are evaluated on a consolidated basis and are not disaggregated or analyzed by segment within the Company’s internal reporting, as shown in the reconciling table below.
A summary of segment information follows:

	Year ended March 31, 2025
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$341,632	$153,229	$(4,355)	$490,506
Revenue share (1)	207,705	31,937	(4,355)	235,287
Segment profit	$133,927	$121,292	$—	$255,219
(1) Amounts are presented on an accrual basis.

	Year ended March 31, 2024
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$370,112	$178,760	$(4,390)	$544,482
Revenue share (1)	228,296	38,320	(4,390)	262,226
Segment profit	$141,816	$140,440	$—	$282,256
(1) Amounts are presented on an accrual basis.

	Year ended March 31, 2023
	ODS	AGP	Elimination	Consolidated
Net revenue (1)	$420,328	$252,995	$(7,403)	$665,920
Revenue share (1)	247,356	69,294	(7,403)	309,247
Segment profit	$172,972	$183,701	$—	$356,673
(1) Amounts are presented on an accrual basis.
Presented below is a reconciliation of total segment profit to total consolidated (loss) income from operations:

	March 31, 2025	March 31, 2024	March 31, 2023
Segment profit	$255,219	$282,256	$356,673
Other direct costs of revenue	34,541	34,799	36,445
Product development	39,464	54,157	56,486
Sales and marketing	61,642	61,481	63,295
General and administrative	173,647	169,617	154,282
Impairment of goodwill	—	336,640	—
(Loss) income from operations	$(54,075)	$(374,438)	$46,165
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	March 31, 2025	March 31, 2024
United States and Canada	$40,149	$32,899
Europe, Middle East, and Africa	6,751	12,809
Asia Pacific and China	66	74
Consolidated property and equipment, net	$46,966	$45,782

	March 31, 2025	March 31, 2024
United States and Canada	$2,030	$4,314
Europe, Middle East, and Africa	7,877	4,598
Asia Pacific and China	17	215
Consolidated right-of-use assets	$9,924	$9,127

	March 31, 2025	March 31, 2024
United States and Canada	$108,580	$133,381
Europe, Middle East, and Africa	145,253	175,878
Asia Pacific and China	3,864	4,246
Consolidated intangible assets, net	$257,697	$313,505
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Year ended March 31, 2025
	ODS	AGP	Total
United States and Canada	$137,704	$94,388	$232,092
Europe, Middle East, and Africa	122,254	40,825	163,079
Asia Pacific and China	77,483	17,996	95,479
Mexico, Central America, and South America	4,191	20	4,211
Elimination	—	—	(4,355)
Consolidated net revenue	$341,632	$153,229	$490,506

	Year ended March 31, 2024
	ODS	AGP	Total
United States and Canada	$148,482	$119,979	$268,461
Europe, Middle East, and Africa	171,967	41,374	213,341
Asia Pacific and China	47,562	17,319	64,881
Mexico, Central America, and South America	2,101	88	2,189
Elimination	—	—	(4,390)
Consolidated net revenue	$370,112	$178,760	$544,482

	Year ended March 31, 2023
	ODS	AGP	Total
United States and Canada	$188,023	$142,522	$330,545
Europe, Middle East, and Africa	170,585	80,464	251,049
Asia Pacific and China	55,140	28,776	83,916
Mexico, Central America, and South America	6,580	1,233	7,813
Elimination	—	—	(7,403)
Consolidated net revenue	$420,328	$252,995	$665,920
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072
Purchase of One Store International	—	1,991	1,991
Purchase price adjustment related to One Store International	—	(206)	(206)
Impairment of goodwill	—	—	—
Foreign currency translation	$—	$(116)	$(116)
Goodwill as of March 31, 2025	$80,176	$141,565	$221,741

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value. During the year ended March 31, 2025, the Company sustained a decline in its forecasted operating trends, which was identified as a potential indicator of impairment for the Company’s AGP reporting unit. As a result, the Company performed a quantitative goodwill impairment evaluation over its reporting units ODS and AGP to determine if their respective fair values were below their carrying values. Based on the evaluation, the Company determined that neither reporting unit was impaired, and no impairment of goodwill was recognized for either the ODS or AGP reporting unit during the fiscal year 2025.

During the fiscal year ended March 31, 2024, the Company sustained a decline in the quoted market price of the Company’s common stock, an increase in interest rates, and the Company’s forecasted operating trends, which represented potential indicators of impairment related to the goodwill assigned to the AGP reporting unit for the three months ended September 30, 2023. The Company also performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued trends in quoted market price, interest rates, and the Company’s forecast. As a result of these reviews, the Company recorded a $147,181 and $189,459 non-deductible, non-cash goodwill impairment charge, respectively, for a total of $336,640 to the AGP reporting unit during the fiscal year ended March 31, 2024. There was no impairment of goodwill for the ODS reporting unit during the year ended March 31, 2024.

For both of the goodwill impairment evaluations performed during the years ended March 31, 2025 and March 31, 2024, the fair value of each reporting unit was estimated using a weighted combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach. The Company’s interim and annual testing reflected a 75%/25% allocation between the income and market approaches. In both years, the Company believed the 75% weighting to the income approach to be appropriate, as it directly reflects its future growth and profitability expectations.

The discounted cash flow method requires significant assumptions and estimates, the most significant of which are projected future growth rates, capital expenditures, tax rates, gross margins and terminal values. In addition, the Company determines its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. For both impairment evaluations performed at March 31, 2025 and March 31, 2024, respectively, the Company reduced its estimated future cash flows, including revenues, gross profits, and EBITDA, relative to the previous evaluation, to reflect its best estimates at this time. In each evaluation the Company also updated key inputs for the discounted cash flow models, including weighted-average cost of capital, which incrementally decreased due to lower equity risk premium and the company specific premium.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics. For the March 31, 2025 impairment evaluation, as compared to the March 31, 2024 evaluation, the Company increased its EBITDA market multiples, reflecting increasing valuations across the Company’s selected peer group. The results of these updates, along with those made to the discounted cash flow models described above, indicated that the carrying value of each reporting unit did not exceed its respective fair value.
Intangible Assets
Finite-lived intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses. Based on the analysis performed, no impairment was identified during the three and twelve months ended March 31, 2025 or the fiscal year ended March 31, 2024.
The components of intangible assets were as follows as of the periods indicated:

	As of March 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.29 years	$137,094	$(39,153)	$97,941
Developed technology	3.34 years	144,948	(78,526)	66,422
Trade names	0.33 years	69,966	(63,844)	6,122
Publisher relationships	15.89 years	108,879	(21,667)	87,212
Total		$460,887	$(203,190)	$257,697

	As of March 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	12.04 years	$168,349	$(59,222)	$109,127
Developed technology	4.31 years	146,524	(59,470)	87,054
Trade names	1.33 years	69,957	(45,470)	24,487
Publisher relationships	16.86 years	108,860	(16,023)	92,837
Total		$493,690	$(180,185)	$313,505
During the fiscal years ended March 31, 2025, 2024, and 2023, the Company recorded amortization expense of $55,612, $64,358, and $64,608, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
During the first quarter of fiscal year 2025, certain fully amortized intangible assets of approximately

$31,000 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2026	$41,366
Fiscal year 2027	35,243
Fiscal year 2028	35,243
Fiscal year 2029	18,356
Fiscal year 2030	14,575
Thereafter	112,914
Total	$257,697
Note 7—Accounts Receivable

	March 31, 2025	March 31, 2024	March 31, 2023
Billed	$106,880	$136,604	$136,921
Unbilled	84,438	64,117	51,474
Allowance for credit losses	(9,548)	(9,706)	(10,206)
Accounts receivable, net	$181,770	$191,015	$178,189
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of March 31, 2025 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
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

Changes in the allowance for credit losses on trade receivables were as follows:

	Year ended March 31,
	2025	2024
Balance, beginning of period	$9,706	$10,206
Provision for credit losses	2,767	3,202
Write-offs	(2,925)	(3,702)
Balance, end of period	$9,548	$9,706
The Company recorded $2,767, $3,202, and $3,342 of credit loss expense during the years ended March 31, 2025, 2024, and 2023, respectively, in general and administrative expenses on the consolidated statements of op erations and comprehensive (loss) income.
Note 8—Property and Equipment

	March 31, 2025	March 31, 2024
Computer-related equipment	$7,933	$7,057
Developed software	115,816	88,258
Furniture and fixtures	1,442	2,069
Leasehold improvements	3,648	3,690
Property and equipment, gross	128,839	101,074
Accumulated depreciation	(81,873)	(55,292)
Property and equipment, net	$46,966	$45,782
Depreciation expense for the years ended March 31, 2025, 2024, and 2023, was $27,298, $19,504, and $16,465, respectively.
During the years ended March 31, 2025, 2024, and 2023, depreciation expense includes $27,089, $15,459, and $10,190, respectively, related to internal-use assets included in general and administrative expense and $209, $4,045, and $6,275, respectively, related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
During the years ended March 31, 2025, 2024, and 2023, the Company did not write down any computer software balances to net realizable value.
Note 9—Leases
The Company has entered into or assumed through acquisitions, various non-cancellable operating lease agreements primarily for office space. These lease agreements expire between fiscal years 2026 and 2030 and, in certain cases, include one or more options to renew. The Company recognizes a right-of-use (“ROU”) asset and lease liability at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease component and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.
Leases are classified on the balance sheet as follows:

	March 31, 2025	March 31, 2024
Operating lease right-of-use assets	$9,924	$9,127
Current operating lease liabilities	3,390	3,038
Non-current operating lease liabilities	6,111	5,746
Weighted-average remaining terms	3.38 years	3.58 years
Weighted-average discount rate	5.40%	3.55%
The current portion of the Company’s lease liabilities, payable within the next twelve months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the consolidated balance sheet.
Schedule, by fiscal year, of maturities of lease liabilities as of:

March 31, 2025
Fiscal year 2026	$3,588
Fiscal year 2027	2,897
Fiscal year 2028	1,931
Fiscal year 2029	1,668
Fiscal year 2030	314
Thereafter	—
Total undiscounted cash flows	10,398
(Less imputed interest)	(895)
Present value of lease liabilities	$9,503
During the years ended March 31, 2025, 2024, and 2023, expenses related to operating leases were $5,544, $4,953, and $6,854, respectively, and were included in operating expenses.
Note 10—Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2025	March 31, 2024
Accrued expenses	$8,913	$7,376
Accrued interest	1,949	3,414
Foreign income tax payable	15,015	14,371
Current lease liabilities	3,390	3,038
Other current liabilities	8,851	7,482
Total	$38,118	$35,681
Note 11—Other Non-Current Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2025	March 31, 2024
Non-current lease liabilities	$6,111	$5,746
Contingent consideration	644	1,015
Other long-term liabilities	4,620	4,909
Total	$11,375	$11,670
On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD. During the year ended March 31, 2025, the Company reassessed the fair value of its contingent consideration based on current forecasts. Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, an incremental earn-out payment will be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As a result of the Company’s assessments during the year ended March 31, 2025, a remeasurement loss equal to the change in fair value of $300 was recorded.

During the fiscal year ended March 31, 2025, In App met the 2024 calendar achievement threshold and will receive a payout of approximately $1,000 in the first quarter of fiscal year 2026 and is included in other current liabilities. During the fiscal year ended March 31, 2024, the Company 1) paid approximately $1,100 for the earn-out associated with the calendar year ended December 31, 2023 and 2) recognized a change in the fair value of contingent consideration of $372. Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of operations and comprehensive (loss) income.
Note 12—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	March 31, 2025
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.17%	0.35%

	March 31, 2024
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$386,000	7.71%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	March 31, 2025	March 31, 2024
Revolver	$411,000	$386,000
Less: Debt issuance costs	(2,313)	(2,510)
Long-term debt, net of debt issuance costs	$408,687	$383,490
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
•Fourth Amendment: On August 6, 2024, the maximum consolidated secured net leverage covenant and the minimum consolidated net interest coverage covenant were amended. Additionally, the Revolver was reduced by $100,000 to $425,000 (while retaining the $75,000 accordion feature), and the annual interest rate for the highest leverage ratio results was increased to SOFR plus between 1.00% and 3.75%, based on the Company’s consolidated leverage ratio. The Fourth Amendment also provided for payment against the outstanding Revolver balance to the extent the Company holds unrestricted cash in excess of $40,000, and reduced the permitted investments threshold limit from $75,000 to $25,000.
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
As of March 31, 2025, the Company had $411,000 drawn against the Amended and Restated Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $2,313.
As of March 31, 2025, amounts outstanding under the Amended and Restated Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 1.50% and 3.75%, based on the Company’s consolidated secured net leverage ratio, or (ii) a base rate based upon the highest of (a) the federal funds rate plus 0.50%, (b) BoA’s prime rate, or (c) SOFR plus 1.00% plus between 0.50% and 2.75%, based on the Company’s consolidated secured leverage ratio. Additionally, the Amended and Restated Credit Agreement is subject to an unused line of credit fee between 0.15% and 0.35% per annum, based on the Company’s consolidated leverage ratio. As of March 31, 2025, the interest rate was 8.17% and the unused line of credit fee was 0.35%.
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
As of March 31, 2025, the Company had $14,000 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, excluding the accordion feature, subject to the required covenants. As of March 31, 2025, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the consolidated statements of operations and comprehensive (loss) income, as follows:

	Year ended March 31,
	2025	2024	2023
Interest expense, net	$(32,772)	$(29,566)	$(22,420)
Amortization of debt issuance costs	(1,823)	(906)	(831)
Unused line of credit fees and other	(188)	(366)	(101)
Total interest expense, net	$(34,783)	$(30,838)	$(23,352)
Note 13—Stock-Based Compensation
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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of March 31, 2025, 6,106,862 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2024	5,797,869	$13.26	5.39	$2,423
Granted	2,286,553	2.71
Exercised	(95,318)	3.21
Forfeited / Expired	(749,721)	21.90
Options outstanding as of March 31, 2025	7,239,383	$9.13	6.02	$3,738
Exercisable as of March 31, 2025	4,816,583	$11.23	4.44	$2,762
At March 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $7,005, with an expected remaining weighted-average recognition period of 2.04 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2024	3,919,842	$12.44
Granted	6,837,052	2.88
Vested	(3,937,366)	6.62
Forfeited	(1,243,584)	5.86
Unvested restricted shares outstanding as of March 31, 2025	5,575,944	$5.53
At March 31, 2025, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $20,179, with an expected remaining weighted-average recognition period of 1.58 years.
Valuation of Awards
For stock options granted, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during fiscal years 2025, 2024, and 2023 are presented below.

Year ended March 31,
	2025	2024	2023
Risk-free interest rate	3.66% to 4.44%	3.82% to 4.29%	2.71% to 4.38%
Expected life of the options (years)	4.81 to 4.82	4.70 to 4.72	5.27 to 5.33
Expected volatility	94% to 97%	88% to 88%	72% to 80%
Expected dividend yield	—%	—%	—%
Total fair value of options vested and total intrinsic value of options exercised was as follows for the fiscal years presented:

	Year ended March 31,
	2025	2024	2023
Total fair value of options vested	$7,779	$12,334	$15,375
Total intrinsic value of options exercised	$138	$6,441	$16,909
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended March 31, 2025, 2024, and 2023, was $33,543, $33,763, and $30,401, respectively, and was recorded within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Note 14—Earnings per Share
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

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Year ended March 31,
	2025	2024	2023
Net (loss) income per common share	$(92,099)	$(420,448)	16,870
Less: net (loss) income attributable to non-controlling interest	—	(220)	197
Net (loss) income attributable to Digital Turbine, Inc.	$(92,099)	$(420,228)	$16,673
Weighted-average common shares outstanding, basic	103,747	100,975	98,783
Basic net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.89)	$(4.16)	$0.17
Weighted-average common shares outstanding, diluted	103,747	100,975	101,816
Diluted net (loss) income per common share attributable to Digital Turbine, Inc.	$(0.89)	$(4.16)	$0.16

Potentially dilutive outstanding securities of 7,760,981, 4,405,087, and 1,390,650 for the years ended March 31, 2025, 2024, and 2023, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 15—Income Taxes
The components of the Company’s income tax provision (benefit) attributable to operations are as follows:

	Year ended March 31,
	2025	2024	2023
Current:
U.S. federal	$—	$—	$(38)
State and local	—	—	637
Non-U.S.	8,241	8,262	10,313
	8,241	8,262	10,912
Deferred:
U.S. federal	(9)	5,925	3,026
State and local	—	5,491	(3,430)
Non-U.S.	(3,997)	(4,361)	(5,362)
	(4,006)	7,055	(5,766)
Income tax provision	$4,235	$15,317	$5,146
(Loss) income before income taxes included (loss) income from domestic operations of $(109,128), $(170,057), and $(6,801) for the years ended March 31, 2025, 2024, and 2023, respectively, and (loss) income from foreign operations of $21,264, $(235,074) and $28,817 for the years ended March 31, 2025, 2024, and 2023, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

	Year ended March 31,
	2025	2024	2023
Statutory federal income taxes	$(18,518)	$(85,077)	$4,650
State income taxes, net of federal benefit	(2,591)	—	77
State rate remeasurement	523	1,680	(2,992)
Non-deductible expenses	—	176	67
Disallowed executive compensation	2,018	1,145	1,070
Excess deductions for stock compensation	1,572	2,783	1,167
Foreign income inclusion, net	—	—	3,926
Foreign rate differential	(5,049)	(544)	(2,682)
Impairment of goodwill	—	64,346	—
Research and development tax credit	(1,721)	(721)	(3,000)
Change in uncertain tax liability	364	144	600
Change in valuation allowance	29,551	29,010	6,500
Return-to-provision adjustments	(1,976)	2,375	(4,237)
Other miscellaneous	62	—	—
Income tax provision	$4,235	$15,317	$5,146

ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. A net tax expense of $29,551 was realized in the fiscal year ended March 31, 2025, as a result of changes in the valuation allowance. A valuation allowance of $85,403 was recorded against deferred tax assets as of March 31, 2025.
A net tax expense of $29,010 was realized in the fiscal year ended March 31, 2024, as a result of changes in the valuation allowance. A valuation allowance of $55,852 was recorded against deferred tax assets as of March 31, 2024.
Deferred income tax assets and liabilities consist of the following:

	Year ended March 31,
	2025	2024	2023
Deferred income tax assets
Net operating loss carry-forward	$90,177	$74,997	$63,660
Stock-based compensation	5,698	6,527	7,009
Accrued compensation	172	219	1,562
Capitalized research and experimentation expenses	3,114	2,311	4,965
Disallowed Interest	16,434	7,886	1,366
Gross deferred income tax assets	115,595	91,940	78,562
Valuation allowance	(85,403)	(55,852)	(25,921)
Net deferred income tax assets	30,192	36,088	52,641
Deferred income tax liabilities
Depreciation and amortization	(1,310)	(1,427)	(2,063)
Intangibles and goodwill	(45,190)	(55,085)	(64,518)
Net deferred income tax assets (liabilities)	$(16,308)	$(20,424)	$(13,940)

The following details the scheduled expiration dates of the Company’s net operating loss (NOL) carryforwards:

	2026 Through 2035	2036 Through 2045	Indefinite	Total
U.S. federal NOLs	$—	$44,812	$77,833	$122,645
State taxing jurisdictions NOLs	12,398	139,393	4,858	156,649
Non-U.S. NOLs	731	2,205	183,385	186,321
Total, net	$13,129	$186,410	$266,076	$465,615
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
The Company has not provided for deferred taxes on approximately $62,669 of undistributed earnings from foreign subsidiaries as of March 31, 2025. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax, or foreign exchange gain or loss that would be due when cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings, if eventually remitted, is not practicable.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2025, 2024, and 2023, is as follows:

	Year ended March 31,
	2025	2024	2023
Balance at April 1	$2,168	$2,024	$1,424
Additions for tax positions of prior years	364	144	600
Reductions for tax positions of prior years	—	—	—
Balance at March 31	$2,532	$2,168	$2,024
Included in the net deferred income tax assets (liabilities) balances at March 31, 2025, 2024, and 2023, on our consolidated balance sheets are $2,532, $2,168, and $2,024, respectively, of unrecognized tax benefits, which would affect the annual effective tax rate if recognized. The Company recognized $227, $232, and $44 for interest and penalties on uncertain income tax liabilities in income tax expense for the years ended March 31, 2025, 2024, and 2023, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2020 through 2025.
Note 16—Transformation Program Activities
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
During the year ended March 31, 2025, the Company incurred expenses of $2,886 related to our transformation program, which related specifically to severance costs. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits. The following table summarizes the severance costs related to the Company’s transformation program for the twelve months ended March 31, 2025:

Year ended March 31,
2025
Liability, beginning of the period	$—
Charges	2,886
Cash payments	(2,886)
Liability, end of the period	$—
The severance charges reflected in the table above were recorded in either product development, sales and marketing, or general administrative expenses on the consolidated statements of operations and comprehensive (loss) income based on the nature of the specific, related costs.
Note 17—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $230,453 over the next five fiscal years.
Future minimum payments under these hosting agreements with a remaining term in excess of one year are as follows:

Fiscal year 2026	$40,703
Fiscal year 2027	45,750
Fiscal year 2028	49,000
Fiscal year 2029	53,000
Fiscal year 2030	42,000
Total	$230,453
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

Note 18—Subsequent Events

The Company evaluated subsequent events through the issuance date of the accompanying condensed consolidated financial statements, which was June 16, 2025. There were no events or transactions during the subsequent event reporting period that required disclosure in the condensed consolidated financial statements, other than:

The Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement on June
13, 2025 to extend the maturity date of the Amended and Restated Credit Agreement from April 29, 2026 to August
29, 2026, revise certain covenants and address certain other matters. The Fifth Amendment removed the incremental term loan facility, reduced the amount of the Revolver from $425,000 to $411,000, increased the SOFR and letter of credit fee to 5.5%, and the base rate to 4.5% through August 29, 2025 with increases to 7.5% and
6.5%, respectively, after August 29, 2025, removed the consolidated interest coverage ratio, put in place a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30,
2026 and an increasing fix charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, requires mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and added certain covenants, including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, and access rights. The Company granted the lenders a security interest in additional assets, including the issued and outstanding equity of certain foreign subsidiaries, including
Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. The Company is required to pay an amendment fee equal to $8,220 at closing, $10,275 on September 2, 2025 and $1,027 due and payable at the end of each fiscal quarter (beginning on the fiscal quarter ending on September 30, 2025) until the earlier of maturity and the date the facility is repaid in full. In addition, the Company is required to pay an additional administrative collateral monitoring fee of $2,000 if certain closing deliveries with respect to the additional collateral are not satisfied within the timeframe set forth in the Fifth Amendment.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2025.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
2020 Equity Incentive Plan and Amended and Restated 2011 Equity Incentive Plan
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees and other eligible participants. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either incentive stock options, as defined in Section 422 Code, or non-qualified stock options.
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of March 31, 2025, 6,106,862 shares of common stock were available for issuance as future awards under the 2020 Plan.
Prior to the approval of the 2020 Plan, stock awards were issued under the Amended and Restated Digital Turbine, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was approved and adopted by our stockholders by written consent on May 23, 2012. The 2011 Plan provided for grants of stock-based incentive awards to our and our subsidiaries’ officers, employees, non-employee directors, and consultants. Awards issued under the 2011 Plan can include stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either ISOs, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQSOs.
The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero remain available as of March 31, 2025. No future grants will be issued pursuant to the 2011 Plan. At the point when the 2011 Plan was retired, 4,452,064 remained unissued. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 20,560,000 shares for issuance, of which 6,106,862 remained available for issuance as of March 31, 2025.
Equity Compensation Plan Information
The following table sets forth information concerning Digital Turbine's Incentive Plans as of March 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	3,317,748	$3.07	—
2020 Equity Incentive Plan	3,921,635	14.25	6,106,862
Equity compensation plan not approved by security holders	—	—	—
Total	7,239,383	9.13	6,106,862
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
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

10.6.2	Separation Agreement, dated February 5, 2025, by and between Digital Turbine, Inc. and Barrett Garrison. *†
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
10.8
Amendment No. 1 to the Supplement No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.2 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on February 5, 2019. ††

10.9
2020 Equity Incentive Plan of Digital Turbine, Inc., and First Amendment and Israeli Appendix thereto (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021). †

10.9.1	Second Amendment to 2020 Equity Incentive Plan.(incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 28, 2024). †
10.9.2	Third Amendment to 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on August 27, 2024). †
10.10	Form of Option Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021). †
10.11	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on September 21, 2020). †
10.12	Form of Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021). †
10.13	Form of Restricted Stock Unit Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2023). †
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

10.16.1
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

10.16.2
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

10.16.3
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 13, 2025, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Fyber B.V., Digital Turbine (IL) LTD., Digital Turbine (EMEA) LTD., a the other loan parties party thereto, and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto.

10.17
Employment Agreement, dated as of November 7, 2022, by and among Digital Turbine, Inc. and Senthilkumaran Kanagaratnam (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 25, 2023). †

10.18#^
Addendum to the Class A1 Preferential Shares Investment Agreement, dated as of November 8, 2023, by and among the shareholders of Aptoide, S.A., Digital Turbine USA, Inc. and Aptoide, S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024).

10.19
Master Agreement, dated as of February 5, 2024, by and between Digital Turbine, Inc. and One Store Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024). †

10.20
Mutual Separation and Release Agreement, dated as of February 6, 2024, by and between the Company and Matt Gillis (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2024). †

10.21
Amendment to Notice of Grant and Restricted Stock Unit Agreement (Performance-Based), dated as of September 30, 2023, by and between Digital Turbine, Inc. and William Stone (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2023). †

10.22	Form of Contingent Stock Option Grant Agreement.(incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 28, 2024). †
10.23
Employment Agreement, dated as of May 15, 2024 by and among Digital Turbine, Inc. and Michael Akkerman.(incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 28, 2024). †

10.24
Cash Incentive Compensation Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and William G. Stone III. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 7, 2024). †

10.25
Cash Bonus Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and Senthil Kanagaratnam. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Commission on August 7, 2024). †

10.26	Employment Agreement, dated effective as of February 5, 2025, by and between Digital Turbine, Inc. and Stephen Lasher. *†
19.1	Insider Trading Policy*
21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Stephen Lasher, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Stephen Lasher, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Compensation Recoupment Policy*
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Digital Turbine, Inc.

Dated: June 16, 2025	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	June 16, 2025
Robert Deutschman

/s/ William Gordon Stone III	Chief Executive Officer (Principal Executive Officer) and Director	June 16, 2025
William Gordon Stone III

/s/ Stephen Andrew Lasher	Chief Financial Officer (Principal Financial Officer)	June 16, 2025
Stephen Andrew Lasher

/s/ Joshua Kinsell	Chief Accounting Officer (Principal Accounting Officer)	June 16, 2025
Joshua Kinsell

/s/ Roy Chestnutt	Director	June 16, 2025
Roy Chestnutt

/s/ Holly Hess Groos	Director	June 16, 2025
Holly Hess Groos

/s/ Mohan Gyani	Director	June 16, 2025
Mohan Gyani

/s/ Jeffrey Karish	Director	June 16, 2025
Jeffrey Karish

/s/ Mollie V. Spilman	Director	June 16, 2025
Mollie V. Spilman

/s/ Michelle Sterling	Director	June 16, 2025
Michelle Sterling