Form 10-Q
period 2025-06-30
Digital Turbine, Inc.
filed 2025-08-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 1, 2025, the Company had 108,127,174 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$34,132	$40,084
Accounts receivable, net	203,869	181,770
Prepaid expenses	6,423	6,923
Value-added tax receivable	9,227	8,291
Other current assets	6,582	5,711
Total current assets	260,233	242,779
Property and equipment, net	44,697	46,966
Right-of-use assets	9,618	9,924
Intangible assets, net	246,344	257,697
Goodwill	223,936	221,741
Other non-current assets	33,528	33,747
TOTAL ASSETS	$818,356	$812,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$113,346	$139,944
Accrued revenue share	79,892	35,264
Accrued compensation	9,783	7,503
Acquisition purchase price liabilities	1,163	1,697
Other current liabilities	33,526	38,118
Total current liabilities	237,710	222,526
Long-term debt, net of debt issuance costs	400,503	408,687
Deferred tax liabilities, net	17,416	16,308
Other non-current liabilities	10,433	11,375
Total liabilities	666,062	658,896
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 108,670,952 issued and 107,912,827 outstanding at June 30, 2025; 106,735,767 issued and 105,977,642 outstanding at March 31, 2025	10	10
Additional paid-in capital	900,905	892,665
Treasury stock (758,125 shares at June 30, 2025, and March 31, 2025)	(71)	(71)
Accumulated other comprehensive loss	(47,104)	(51,304)
Accumulated deficit	(701,546)	(687,442)
Total stockholders’ equity	152,294	153,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,356	$812,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,
	2025	2024
Net revenue	$130,926	$117,989
Costs of revenue and operating expenses
Revenue share	58,138	55,809
Other direct costs of revenue	10,804	7,790
Product development	10,147	10,714
Sales and marketing	13,589	16,247
General and administrative	42,909	43,517
Total costs of revenue and operating expenses	135,587	134,077
Loss from operations	(4,661)	(16,088)
Interest and other (expense) income, net
Interest expense, net	(9,954)	(8,250)
Foreign exchange transaction gain (loss)	(914)	818
Other (expense) income, net	(668)	114
Total interest and other (expense) income, net	(11,536)	(7,318)
Loss before income taxes	(16,197)	(23,406)
Income tax provision (benefit)	(2,093)	1,750
Net loss	(14,104)	(25,156)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,200	(1,213)
Comprehensive loss	(9,904)	(26,369)
Net loss per common share
Basic	$(0.13)	$(0.25)
Diluted	$(0.13)	$(0.25)
Weighted-average common shares outstanding
Basic	106,627	102,396
Diluted	106,627	102,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(14,104)	$(25,156)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,337	20,819
Non-cash interest expense	1,154	301
Allowance for credit losses	788	214
Stock-based compensation expense	6,267	8,168
Foreign exchange transaction loss (gain)	914	(818)
Non-cash lease expense	790	742
(Increase) decrease in assets:
Accounts receivable, gross	(22,917)	(5,116)
Prepaid expenses	595	813
Value-added tax receivable	(368)	(1,772)
Other current assets	(727)	372
Right-of-use asset	(141)	(321)
Other non-current assets	291	514
Increase (decrease) in liabilities:
Accounts payable	(26,939)	9,058
Accrued revenue share	44,493	(7,556)
Accrued compensation	2,112	(299)
Other current liabilities	(6,276)	619
Deferred income taxes	797	(2,074)
Other non-current liabilities	(1,278)	140
Net cash provided by (used in) operating activities	8,788	(1,352)
Cash flows from investing activities
Capital expenditures	(7,616)	(5,931)
Net cash used in investing activities	(7,616)	(5,931)
Cash flows from financing activities
Proceeds from borrowings	—	17,000
Payment of debt issuance costs	(9,298)	—
Payment of deferred business acquisition consideration	(534)	—
Repayment of debt obligations	(40)	(7,000)
Payment of withholding taxes for net share settlement of equity awards	(144)	(48)
Options exercised	1,560	14
Net cash provided by (used in) financing activities	(8,456)	9,966
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,332	(559)
Net change in cash, cash equivalents, and restricted cash	(5,952)	2,124
Cash, cash equivalents, and restricted cash, beginning of period	40,084	33,605
Cash, cash equivalents, and restricted cash, end of period	$34,132	$35,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$33,427	$35,042
Restricted cash	705	687
Total cash, cash equivalents and restricted cash	$34,132	$35,729

Supplemental disclosure of cash flow information
Interest paid	$8,665	$8,104
Income taxes paid	$3,066	$703
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$326	$403
Right-of-use assets acquired under operating leases	$—	$888
Fair value of unpaid contingent consideration in connection with business acquisitions	$644	$1,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(687,442)	$153,958
Net loss	—	—	—	—	—	—	—	—	(14,104)	(14,104)
Foreign currency translation	—	—	—	—	—	—	—	4,200	—	4,200
Stock-based compensation expense	—	—	—	—	—	—	6,824	—	—	6,824
Shares issued:
Exercise of stock options	926,215	—	—	—	—	—	1,560	—	—	1,560
Issuance of restricted shares and vesting of restricted units	1,008,970	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(144)	—	—	(144)
Balance at June 30, 2025	107,912,827	$10	100,000	$100	758,125	$(71)	$900,905	$(47,104)	$(701,546)	$152,294

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
June 30, 2025
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company acquired the remaining minority interest shareholders’ outstanding shares in one of its subsidiaries during the three months ended June 30, 2023, for $3,751. As a result, the Company owned 100% of all its subsidiaries as of June 30, 2025.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three months ended June 30, 2025, are not necessarily indicative of the operating results for the full fiscal year.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
On October 30, 2024, the Company signed an additional agreement with One Store, the App Store Platform Commercial Agreement (the “Commercial Agreement”), which supersedes the Company’s original agreement with One Store, dated February 5, 2024, which contemplated a future potential joint venture with One Store. The Commercial Agreement allows the Company to take ownership of a license to (1) use the One Store app ("OSP") within the European, Latin American, and US markets (the "Territories"), (2) market, advertise, merchandise, distribute, and sell the OSP through the Company's distribution channels, (3) market the One Store brand within the Territories, and (4) reproduce, use and distribute One Store's intellectual property. In return, upon launch of the business in the Territories, the Company will pay One Store a discounted monthly platform fee as a percentage of the gross merchandising value the first 18 months of the term.
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
During the fourth quarter of fiscal year 2025, the Company recognized an adjustment to the purchase price of ($206), related to working capital. As of June 30, 2025, the balance of the purchase price liability was $1,163. $534 in payments were made on the liability during the three months ended June 30, 2025.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments during the three months ended June 30, 2025 and the year ended March 31, 2025.

As of June 30, 2025 and March 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594 and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the three months ended June 30, 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of June 30, 2025 and March 31, 2025, Level 1 equity securities recorded at fair value totaled $367 and $367, respectively, and are classified as other non-current assets. As of June 30, 2025 and March 31, 2025, there were no Level 2 or Level 3 equity securities recorded at fair value. The Company recorded an immaterial unrealized (gain)/loss related to these investments for year ended March 31, 2025.
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
A summary of segment information follows:

	Three months ended June 30, 2025
	ODS	AGP	Elimination	Consolidated
Net revenue	$95,448	$36,292	$(814)	$130,926
Revenue share	52,694	6,258	(814)	58,138
Segment profit	$42,754	$30,034	$—	$72,788

	Three months ended June 30, 2024
	ODS	AGP	Elimination	Consolidated
Net revenue	$80,650	$38,392	$(1,053)	$117,989
Revenue share	49,143	7,719	(1,053)	55,809
Segment profit	$31,507	$30,673	$—	$62,180

	June 30, 2025	June 30, 2024
Segment profit	$72,788	$62,180
Other direct costs of revenue	10,804	7,790
Product development	10,147	10,714
Sales and marketing	13,589	16,247
General and administrative	42,909	43,517
Loss from operations	$(4,661)	$(16,088)
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	June 30, 2025	March 31, 2025
United States and Canada	$42,265	$40,149
Europe, Middle East, and Africa	2,371	6,751
Asia Pacific and China	61	66
Consolidated property and equipment, net	$44,697	$46,966

	June 30, 2025	March 31, 2025
United States and Canada	$1,836	$2,030
Europe, Middle East, and Africa	7,782	7,877
Asia Pacific and China	—	17
Consolidated right-of-use assets	$9,618	$9,924

	June 30, 2025	March 31, 2025
United States and Canada	$102,453	$108,580
Europe, Middle East, and Africa	139,933	145,253
Asia Pacific and China	3,958	3,864
Consolidated intangible assets, net	$246,344	$257,697
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended June 30, 2025
	ODS	AGP	Consolidated
United States and Canada	$37,218	$16,313	$53,531
Europe, Middle East, and Africa	26,003	11,431	37,434
Asia Pacific and China	31,051	8,391	39,442
Mexico, Central America, and South America	1,176	157	1,333
Elimination	—	—	(814)
Consolidated net revenue	$95,448	$36,292	$130,926

	Three months ended June 30, 2024
	ODS	AGP	Consolidated
United States and Canada	$33,885	$25,082	$58,967
Europe, Middle East, and Africa	31,704	10,413	42,117
Asia Pacific and China	14,572	2,888	17,460
Mexico, Central America, and South America	489	9	498
Elimination	—	—	(1,053)
Consolidated net revenue	$80,650	$38,392	$117,989
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2025	$80,176	$141,565	$221,741
Foreign currency translation	$—	$2,195	$2,195
Goodwill as of June 30, 2025	$80,176	$143,760	$223,936

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the three months ended June 30, 2025, no occurrence of events or circumstances indicated they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during the period.

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
Intangible Assets

Finite-lived intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses. Based on the analysis performed, no impairment was identified during the three months ended June 30, 2025 or the fiscal year ended March 31, 2025.
The components of intangible assets were as follows as of the periods indicated:

	As of June 30, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.05 years	$138,492	$(41,900)	$96,592
Developed technology	3.10 years	145,744	(84,080)	61,664
Trade names	0.08 years	70,242	(68,706)	1,536
Publisher relationships	15.64 years	109,839	(23,287)	86,552
Total		$464,317	$(217,973)	$246,344

	As of March 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.29 years	$137,094	$(39,153)	$97,941
Developed technology	3.34 years	144,948	(78,526)	66,422
Trade names	0.33 years	69,966	(63,844)	6,122
Publisher relationships	15.89 years	108,879	(21,667)	87,212
Total		$460,887	$(203,190)	$257,697
The Company recorded amortization expense of $13,451 during the three months ended June 30, 2025, and $15,204 during the three months ended June 30, 2024, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
During the year ended March 31, 2025, certain fully amortized intangible assets of approximately $31,000 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2026	$28,169
Fiscal year 2027	35,510
Fiscal year 2028	35,510
Fiscal year 2029	18,528
Fiscal year 2030	14,710
Thereafter	113,917
Total	$246,344
Note 7—Accounts Receivable

	June 30, 2025	March 31, 2025
Billed	$127,115	$106,880
Unbilled	86,973	84,438
Allowance for credit losses	(10,219)	(9,548)
Accounts receivable, net	$203,869	$181,770
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of June 30, 2025 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
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

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended June 30,
	2025	2024
Balance, beginning of period	$9,548	$9,706
Provision for credit losses	788	214
Write-offs	(117)	(705)
Balance, end of period	$10,219	$9,215
The Company recorded $788 of credit loss expense during the three months ended June 30, 2025, and $214 of credit loss expense during the three months ended June 30, 2024, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 8—Property and Equipment

	June 30, 2025	March 31, 2025
Computer-related equipment	$9,700	$7,933
Developed software	121,592	115,816
Furniture and fixtures	1,468	1,442
Leasehold improvements	3,695	3,648
Property and equipment, gross	136,455	128,839
Accumulated depreciation	(91,758)	(81,873)
Property and equipment, net	$44,697	$46,966
Depreciation expense was $9,885 for the three months ended June 30, 2025, and $5,615 for the three months ended June 30, 2024.
Depreciation expense for the three months ended June 30, 2025, includes $9,602 related to internal-use software included in general and administrative expense and $283 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three months ended June 30, 2024, includes $5,481 related to internal-use software included in general and administrative expense and $134 related to internally-developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of June 30, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $5,425, of which $1,233 was included in prepaid expenses and other current assets and $4,192 was included in other non-current assets.
As of March 31, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $5,733, of which $1,233 was included in prepaid expenses and other current assets and $4,500 was included in other non-current assets.
For the three months ended June 30, 2025, and 2024 amortization expenses for implementation costs of cloud-based computing arrangements were $308 and $305, respectively.
Note 9—Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Accrued expenses	$9,790	$8,913
Accrued interest	2,145	1,949
Foreign income tax payable	8,939	15,015
Current lease liabilities	3,469	3,390
Other current liabilities	9,183	8,851
Total	$33,526	$38,118
On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD (“In App”). During the three months ended June 30, 2025, the Company reassessed the fair value of its contingent consideration based on current forecasts. Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, the agreement outlines an incremental earn-out payment to be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As of June 30, 2025 and March 31, 2025, the combined current and non-current balance of the contingent consideration liability related to In App was $644 and $1,644, respectively. As of June 30, 2025, the entirety of the liability is included within other current liabilities. As a result of the Company’s assessments during the three months ended June 30, 2025, no change in fair value was recorded.
During the three months ended June 30, 2025, the Company made total payments of approximately $1,000 as a result of In App meeting the 2024 calendar goals during the fiscal year ended March 31, 2025. During the three months ended June 30, 2024, the Company made total payments of $0, as the payment for In App meeting the 2023 calendar goals were paid during the fourth quarter of fiscal year 2024. The Company performed an assessment on the fair value of the contingent consideration for the three months ended June 30, 2024 and, as a result, no change in fair value was recorded.
Note 10—Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Non-current lease liabilities	$5,739	$6,111
Contingent consideration	—	644
Other long-term liabilities	4,694	4,620
Total	$10,433	$11,375
Note 11—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	June 30, 2025
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$410,960	9.92%	0.35%

	March 31, 2025
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.17%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	June 30, 2025	March 31, 2025
Revolver	$410,960	$411,000
Less: Debt issuance costs	(10,457)	(2,313)
Long-term debt, net of debt issuance costs	$400,503	$408,687
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
•Fifth Amendment: On June 13, 2025, the maturity date of the Amended and Restated Credit Agreement was extended from April 29, 2026 to August 29, 2026. The Fifth Amendment effected the following additional amendments: removed the term loan facility; reduced the amount of the Revolver from $425,000 to $411,000, increased the SOFR and letter of credit fee to 5.5%, and the base rate to 4.5% through August 29, 2025 with increases to 7.5% and 6.5%, respectively, after August 29, 2025, removed the consolidated interest coverage ratio, put in place a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30, 2026 and an increasing fix charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, requires mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and added certain covenants, including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, and access rights. The Company is required to engage a financial advisor which will, among other things, provide written analyses, including variance analyses, of actual amounts and projected amounts as set forth in the Company’s business plan and budget and 13-week Cash Flow Forecasts and provide the lenders with reasonable access to the financial adviser to the lenders. The Company granted the lenders a security interest in additional assets, including the issued and outstanding equity of certain foreign subsidiaries, including Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. The Company paid the required amendment fee equal to $8,220 at closing, and will need to pay $10,275 on September 2, 2025 and $1,027 due and payable at the end of each fiscal quarter (beginning on the fiscal quarter ending on September 30, 2025) until the earlier of maturity and the date the facility is repaid in full. In addition, the Company is required to pay an additional administrative collateral monitoring fee of $2,000 if certain closing deliveries with respect to the additional collateral are not satisfied within the timeframe set forth in the Fifth Amendment.
The Company incurred debt issuance costs of $15,861 for the Amended and Restated Credit Agreement, inclusive of costs incurred for the First, Second, Third, Fourth, and Fifth Amendments. Deferred debt issuance costs are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
As of June 30, 2025, the Company had $410,960 drawn against the Amended and Restated Credit Agreement, classified as long-term debt on the consolidated balance sheets, with remaining unamortized debt issuance costs of $10,457.
As of June 30, 2025, amounts outstanding under the Amended and Restated Credit Agreement accrue interest at an annual rate equal to, at the Company’s election, (i) SOFR plus between 5.50% from June 13, 2025 to August 29, 2025 and 7.50% from August 30, 2025 and thereafter or (ii) SOFR plus 1.00% plus between 4.50% from June 13, 2025 to August 29, 2025 and 6.50% from August 30, 2025 and thereafter. Additionally, the Amended and Restated Credit Agreement is subject to an unused line of credit fee of 0.35% per annum, based on the Company’s consolidated leverage ratio. As of June 30, 2025, the interest rate was 9.92% and the unused line of credit fee was 0.35%.
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
As of June 30, 2025, the Company had $40 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, subject to the required covenants. As of June 30, 2025, the Company was in compliance with all covenants. The fair value of the Company’s outstanding debt approximates its carrying value.
Interest expense, net
Interest expense, net, amortization of debt issuance costs, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended June 30,
	2025	2024
Interest expense, net	$(8,788)	$(7,840)
Amortization of debt issuance costs	(1,154)	(301)
Unused line of credit fees and other	(12)	(109)
Total interest expense, net	$(9,954)	$(8,250)
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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of June 30, 2025, 2,777,603 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2025	7,239,383	$9.13	6.02	$3,738
Granted	1,083,473	4.35
Exercised	(929,144)	1.68
Forfeited / Expired	(285,981)	10.73
Options outstanding as of June 30, 2025	7,107,731	$9.13	6.66	$14,093
Exercisable as of June 30, 2025	4,280,334	$12.42	4.89	$8,163

At June 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $8,395, with an expected remaining weighted-average recognition period of 2.35 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2025	5,575,944	$5.53
Granted	2,770,408	4.21
Vested	(1,046,491)	5.15
Forfeited	(238,641)	6.35
Unvested restricted shares outstanding as of June 30, 2025	7,061,220	$4.80
At June 30, 2025, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $23,412, with an expected remaining weighted-average recognition period of 2.09 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended June 30, 2025 and 2024, was $6,267 and $8,168, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense excludes the portion capitalized to software development costs related to employees who are directly associated with internal-use software development.
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

	Three months ended June 30,
	2025	2024
Net loss per common share	$(14,104)	$(25,156)
Weighted-average common shares outstanding, basic	106,627	102,396
Basic net income per common share attributable to Digital Turbine, Inc.	$(0.13)	$(0.25)
Weighted-average common shares outstanding, diluted	106,627	102,396
Diluted net income per common share attributable to Digital Turbine, Inc.	$(0.13)	$(0.25)
Potentially dilutive outstanding securities of 5,402,327 and 9,638,950 for the three months ended June 30, 2025 and June 30, 2024, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
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
During the three months ended June 30, 2025, the Company recognized a tax benefit of $2,093, resulting in an effective tax rate of 12.9%. Differences between the tax provision and the statutory tax rate primarily related to foreign tax rate differences and a valuation allowance on loss from operations.
During the three months ended June 30, 2024, the Company recognized a tax provision expense of $1,750, resulting in an effective tax rate of (7.5)%. Differences between the tax provision and the statutory tax rate primarily related to foreign tax rate differences and a valuation allowance on loss from operations.
On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.
Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the second quarter ending September 30, 2025. The Company is currently assessing the impact of the OBBBA, and does not expect the new legislation to have a material effect on its financial statements.
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
As part of the transformation program, we implemented a two-phased reduction in our workforce, one in November 2024 and the other in January 2025. The transformation program includes a number of other initiatives that are underway, and the Company substantially completed the transformation program by the fourth quarter of fiscal year 2025.
No charges were incurred related to the transformation program for the three months ended June 30, 2025.

During the year ended March 31, 2025, the Company incurred expenses of $2,886 related to our transformation program, which related specifically to severance costs, and was fully paid as of March 31, 2025. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits.
Note 16—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $221,229 over the next five fiscal years.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seek,” “should,” “could,” “can,” “would,” “may,” “might,” “intend,” “plan,” “target,” “project,” “contemplate,” “predict,” “suggest,” “potential,” and “continue” and the negative of these words and other similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are estimates based on assumptions, known historical results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
Inflation, rising interest rates, supply chain disruptions and constraints, changes in regional or global business, political, macroeconomic and market conditions, including as a result of conflicts, hostilities, recessionary fears, the impact of global instability, domestic and foreign tariffs and other trade protection measures, and reduced business and consumer confidence have caused and may continue to cause a global slowdown of economic activity, which has caused and may continue to cause a decrease in demand for a broad variety of goods and services, including those provided by our clients.
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
See Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 28, 2024, for additional information related to risks associated with macroeconomic challenges.
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
In addition to evaluating goodwill for impairment when events or circumstances indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company also evaluates goodwill for impairment on an annual basis. The Company’s next annual evaluation of goodwill for impairment will be as of March 31, 2026.
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
This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $31 and $1,072 of business transformation costs during the three months ended June 30, 2025 and June 30, 2024, respectively. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Additionally, the Company is in the process of initiating further transformation efforts. The Company launched an additional transformation effort in October 2024, in which the Company began a transformation program intended to improve various measures across the organization. These measures include but were not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, the Company implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. No costs associated with our transformation program were incurred during the three months ended June 30, 2025. During the fiscal year ended March 31, 2025, the Company incurred expenses of $2,886, related to our transformation program primarily consisting of severance and other one-time termination benefits. The transformation program included several other initiatives and was substantially completed the transformation program in the fourth quarter of fiscal year 2025. The transformation program is targeted to yield more than $25,000 in annual cash expense savings.
The business transformation program is inclusive of multiple projects, to which the costs discussed in Note 15 specifically relates to the 2025 transformation program exclusively. Costs incurred in connection with the transformation program are categorized under two primary headings: severance costs and business transformation costs. The costs classified as severance costs primarily reflect expenses associated with workforce reductions aimed at realigning the Company’s structure as part of the transformation program. These severance-related expenses are directly tied to the Company's efforts to reduce headcount and optimize its labor force to better align with its long-term strategic goals. In addition, the business transformation costs primarily reflect investments made in the prior year for the upgrade of key business systems, including the implementation of a global cloud-based ERP system and a new HR system. These costs, while also part of the broader transformation efforts, are not related to workforce reductions but rather to the modernization of the Company’s technological infrastructure to support long-term operational improvements.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024	% of Change
Net revenue	$130,926	$117,989	11.0%
Costs of revenue and operating expenses
Revenue share	58,138	55,809	4.2%
Other direct costs of revenue	10,804	7,790	38.7%
Product development	10,147	10,714	(5.3)%
Sales and marketing	13,589	16,247	(16.4)%
General and administrative	42,909	43,517	(1.4)%
Total costs of revenue and operating expenses	135,587	134,077	1.1%
Loss from operations	(4,661)	(16,088)	(71.0)%
Interest and other (expense) income, net
Interest expense, net	(9,954)	(8,250)	20.7%
Foreign exchange transaction gain (loss)	(914)	818	(211.7)%
Other (expense) income, net	(668)	114	(686.0)%
Total interest and other (expense) income, net	(11,536)	(7,318)	57.6%
Loss before income taxes	(16,197)	(23,406)	(30.8)%
Income tax provision (benefit)	(2,093)	1,750	(219.6)%
Net loss	(14,104)	(25,156)	(43.9)%
Net revenue

	Three months ended June 30,
	2025	2024	% of Change
Net revenue
On Device Solutions	$95,448	$80,650	18.3%
App Growth Platform	36,292	38,392	(5.5)%
Elimination	(814)	(1,053)	(22.7)%
Total net revenue	$130,926	$117,989	11.0%
Comparison of the three months ended June 30, 2025 and 2024
Net revenue increased by $12,937 or 11.0% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. See the segment discussion below for further details regarding net revenue.
On Device Solutions
On Device Solutions revenue increased by $14,798 or 18.3% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Revenue from content media increased by approximately $860 primarily due to increased activity with content providers that resulted in higher daily active users on prepaid devices. Revenue from application media increased by approximately $18,352 due to an increase in new device volumes internationally, offset by a decrease in new device sales in the US, and an increase in revenue-per-device in the US and internationally and a decrease partially due to the winding down of certain strategic demand contracts in the current period.

App Growth Platform
App Growth Platform revenue decreased by $2,100 or 5.5% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily a result of a decline in brand and performance advertising of approximately $4,700, which was offset by an increase in advertising exchange of approximately $2,875, which was largely due to an increase in advertiser purchases. This decline was also partially due to a decrease in revenue from reseller partnerships of approximately $275.
Costs of revenue and operating expenses

	Three months ended June 30,
	2025	2024	% of Change
Costs of revenue and operating expenses
Revenue share	$58,138	$55,809	4.2%
Other direct costs of revenue	10,804	7,790	38.7%
Product development	10,147	10,714	(5.3)%
Sales and marketing	13,589	16,247	(16.4)%
General and administrative	42,909	43,517	(1.4)%
Total costs of revenue and operating expenses	$135,587	$134,077	1.1%
Comparison of the three months ended June 30, 2025 and 2024
Costs of revenue and operating expenses increased by $1,510 or 1.1% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to higher revenue share, which is the result of higher revenue over the same comparative periods, offset by lower operating expenses, primarily sales and marketing costs, over the comparative periods. Costs of revenue and operating expenses included severance costs as well as business transformation costs of $164 and $31, respectively, for the three months ended June 30, 2025, compared to $557 and $1,072, respectively, for the three months ended June 30, 2024. See below for further discussion regarding changes in costs of revenue and operating expenses.
Revenue share
Revenue share is reflective of amounts paid to our carrier and OEM partners, as well as app publishers and developers, and is recorded as a cost of revenue. In addition, when indirect arrangements exist through advertising aggregators (ad networks) and revenue is shared with our carrier and app development partners, the shared revenue is also recorded as a cost of revenue.
Revenue share increased by $2,329 or 4.2%, to $58,138 for the three months ended June 30, 2025, compared to $55,809, for the three months ended June 30, 2024. The increase in revenue share is similar to the increase in total net revenues for the same comparable periods.
Revenue share as a percentage of total net revenue was 44.4% for the three months ended June 30, 2025, compared to 47.3% for the three months ended June 30, 2024. The decrease in revenue share as a percentage of total net revenue was primarily due to revenue mix changes, specifically a lower mix of revenue reported on a net basis as compared to revenue reported on a gross basis during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 .
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue, platform and bidding fees, and depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets.
Other direct costs of revenue increased by $3,014 to $10,804 for the three months ended June 30, 2025 and was 8.3% as a percentage of total net revenue compared to $7,790, or 6.6% of total net revenue, for the three months ended June 30, 2024. The increase in other direct costs was primarily due to higher platform and bidding fees and higher hosting costs between comparable periods.
Product development
Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel.
Product development expenses decreased by $567 to $10,147 for the three months ended June 30, 2025 compared to $10,714 and for the three months ended June 30, 2024. Product development expenses included severance costs of $56 and $71 for the three months ended June 30, 2025 the three months ended June 30, 2024, respectively. Excluding severance costs, product development expenses decreased by $552 for the three months ended June 30, 2025.
The decrease in product development expenses, excluding severance costs, was primarily due to higher offsetting capitalization of labor costs related to internally-developed software of approximately $926 and a reduction in professional service costs of approximately $288, offset by an increase of $662, related to employee reduction, hosting/software, and other related costs.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management.
Sales and marketing expenses decreased by $2,658 to $13,589 for the three months ended June 30, 2025 compared to $16,247 for the three months ended June 30, 2024. Sales and marketing expenses included severance costs of $63 and $410 for the three months ended June 30, 2025 and the three months ended June 30, 2024, respectively. Excluding severance costs, sales and marketing expenses decreased by $2,311 for the three months ended June 30, 2025.
The decrease in sales and marketing expense after excluding severance costs was primarily due to lower personnel related costs of $1,697, lower travel and other marketing related costs of $434, and other costs, including travel and entertainment, of $495. These decreases were offset by an increase in professional service costs of $315.
General and administrative
General and administrative expenses represent management, finance, and support personnel costs in both the parent and subsidiary companies, which include professional services and consulting costs, in addition to other costs such as rent, stock-based compensation, and depreciation and amortization expense.
General and administrative expenses decreased by $608 to $42,909 for the three months ended June 30, 2025 compared to $43,517 for the three months ended June 30, 2024. General and administrative expenses included severance costs of $45 and business transformation costs of $31 for the three months ended June 30, 2025. General and administrative expenses included severance costs of $76 and business transformation costs of $1,072 for the three months ended June 30, 2024. Excluding severance costs and business transformation costs, general and administrative expenses increased by $464 for the three months ended June 30, 2025.
The increase in general and administrative expenses after excluding severance costs and business transformation costs, was primarily due to increased depreciation and amortization costs of $2,644, increased credit loss expense of $574, and increased personnel related costs of $272. These increases were offset by lower share-based compensation costs of $1,999, professional service costs of $298, and other operating costs, including recruiting fees, of $729.

Interest and other income (expense), net

	Three months ended June 30,
	2025	2024	% of Change
Interest and other (expense) income, net
Interest expense, net	$(9,954)	$(8,250)	20.7%
Foreign exchange transaction gain (loss)	(914)	818	(211.7)%
Other (expense) income, net	(668)	114	(686.0)%
Total interest and other (expense), net	$(11,536)	$(7,318)	57.6%
Interest expense, net
For the three months ended June 30, 2025, interest expense, net, increased by $1,704 or 20.7% compared to the three months ended June 30, 2024, primarily due to an increase in interest rates of 55 basis points and higher average outstanding borrowings of $12,660 over the comparative period.
Foreign exchange transaction gain (loss)
For the three months ended June 30, 2025 and 2024, the Company recorded foreign exchange transaction losses and gains of $914 and $818, respectively, that were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under our Amended and Restated Credit Agreement. As of June 30, 2025, we had unrestricted cash of approximately $33,427 and restricted cash of approximately $705. The Company had $40 available to draw under the Amended and Restated Credit Agreement, subject to the required covenants. The Amended and Restated Credit Agreement matures on August 29, 2026. With the Fifth Amendment, as described below, the Revolver was reduced to $411,000, and was fully drawn as of June 13, 2025. We incurred a net loss of $14,104 and generated cash from operating activities of $8,788 for the three months ended June 30, 2025.
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

As described above, we are currently seeking to refinance the Amended and Restated Credit Agreement before August 29, 2025 and are exploring options to raise additional capital through a new credit facility with new lenders or the sale of equity securities or equity-linked or debt-financing arrangements. If we successfully refinance the Amended and Restated Credit Agreement by August 29, 2025 on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations and any available balance under a new financing arrangement would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance our Amended and Restated Credit Agreement, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance our Amended and Restated Credit Agreement or to fund our other liquidity needs. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025, for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Amended and Restated Credit Agreement is $410,960 as of June 30, 2025. The maturity date of the Amended and Restated Credit Agreement is August 29, 2026, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $10,457, on our consolidated balance sheets as of June 30, 2025. For further description of the terms of the Amended and Restated Credit Agreement, see Note 11—Debt under the heading “Revolver” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.
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
The Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement on August 6, 2024 to revise certain covenants and address certain other matters. The Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement on June 13, 2025 to extend the maturity date of the Amended and Restated Credit Agreement from April 29, 2026 to August 29, 2026, revise certain covenants and address certain other matters. Refer to Note 11—Debt for further discussion. As of June 30, 2025, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
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
If the Company is unable to refinance the existing Amended and Restated Credit Agreement before August

29, 2025, the Company’s indebtedness under the Amended and Restated Credit Agreement would be reclassified as short-term debt, which could have a material adverse effect on the Company’s business and stock price. There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives and our expectations, our liquidity and ability to operate our business, our stock price and our ability to continue as a going concern. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025, for more information regarding risks related to liquidity and capital resources.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $221,229 over the next five fiscal years.
Cash Flow Summary ($ in thousands)

	Three months ended June 30,
	2025	2024	% of Change
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$8,788	$(1,352)	(750.0)%
Capital expenditures	(7,616)	(5,931)	28.4%
Net cash used in investing activities	$(7,616)	$(5,931)	28.4%
Proceeds from borrowings	—	17,000	(100.0)%
Payment of debt issuance costs	(9,298)	—	100.0%
Payment of deferred business acquisition consideration	(534)	—	100.0%
Repayment of debt obligations	(40)	(7,000)	(99.4)%
Payment of withholding taxes for net share settlement of equity awards	(144)	(48)	200.0%
Options exercised	1,560	14	11,042.9%
Net cash provided by (used in) financing activities	$(8,456)	$9,966	(184.8)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by (used in) operating activities was $8,788 for the three months ended June 30, 2025, compared to $(1,352) for the three months ended June 30, 2024. The increase of $10,140 was due to the following:
•$11,052 decrease in net loss;
•$4,736 net decrease due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically a decrease in the change in accounts payable due to lower operating expenses as well as acceleration of billing processes, offset by an increase in the change in accounts receivable due to increased revenue and accrued revenue share, which increased with the timing of publisher invoices received towards the end of the quarter;
• $3,824 net increase in non-cash charges during the three months ended June 30, 2025 primarily related to increased depreciation and amortization and foreign exchange transaction loss, offset by a decrease in share-based compensation expense for the three months ended June 30, 2024.

Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the three months ended June 30, 2025, net cash used in investing activities increased by $1,685 to $7,616. Our cash used in investing activities for the three months ended June 30, 2025 and June 30, 2024, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the three months ended June 30, 2025, net cash used in financing activities was $8,456, which was comprised of: (1) the repayment of debt obligations of $40, (2) a payment of $9,298 for debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $144. These cash outflows were offset by cash inflows comprising of stock option exercises of $1,560.
For the three months ended June 30, 2024, net cash provided by financing activities was $9,966, which was comprised of: (1) the repayment of debt obligations of $7,000, and (2) payment of payroll withholding taxes for net share settlement of equity awards of $48. These cash outflows were offset by cash inflows from proceeds from borrowings of $17,000 and stock option exercises of $14.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal first quarter ended June 30, 2025.
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
The Company’s borrowings under its Amended and Restated Credit Agreement are subject to variable interest rates and thus expose the Company to interest rate fluctuations, depending on the extent to which the Company utilizes its Amended and Restated Credit Agreement. As of June 30, 2025, the Company had $410,960 drawn against the Amended and Restated Credit Agreement and had $40 available to draw on the revolving line of credit under the Amended and Restated Credit Agreement, subject to the required covenants. As of June 30, 2025, the interest rate was 9.92% and the unused line of credit fee was 0.35%. Market interest rates have increased significantly, and if market interest rates continue to materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s Amended and Restated Credit Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025.
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
101
The following financial information from Digital Turbine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Digital Turbine, Inc.

Dated: August 5, 2025	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 5, 2025	By:	/s/ Stephen Andrew Lasher
Stephen Andrew Lasher
Chief Financial Officer
(Principal Financial Officer)