Form 10-Q
period 2025-09-30
Digital Turbine, Inc.
filed 2025-11-04
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 30, 2025, the Company had 112,148,899 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$39,284	$40,084
Accounts receivable, net	205,904	181,770
Prepaid expenses	6,118	6,923
Value-added tax receivable	9,695	8,291
Other current assets	7,978	5,711
Total current assets	268,979	242,779
Property and equipment, net	48,463	46,966
Right-of-use assets	8,455	9,924
Intangible assets, net	235,836	257,697
Goodwill	223,788	221,741
Other non-current assets	33,144	33,747
TOTAL ASSETS	$818,665	$812,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$112,073	$139,944
Accrued revenue share	80,447	35,264
Accrued compensation	13,125	7,503
Acquisition purchase price liabilities	854	1,697
Short-term debt, net of debt discount and issuance costs	2,688	—
Other current liabilities	35,319	38,118
Total current liabilities	244,506	222,526
Long-term debt, net of debt discount and issuance costs	393,753	408,687
Derivative liabilities	6,002	—
Deferred tax liabilities, net	16,631	16,308
Other non-current liabilities	9,647	11,375
Total liabilities	670,539	658,896
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 112,509,828 issued and 111,751,703 outstanding at September 30, 2025; 106,735,767 issued and 105,977,642 outstanding at March 31, 2025	10	10
Additional paid-in capital	920,336	892,665
Treasury stock (758,125 shares at September 30, 2025, and March 31, 2025)	(71)	(71)
Accumulated other comprehensive loss	(49,308)	(51,304)
Accumulated deficit	(722,941)	(687,442)
Total stockholders’ equity	148,126	153,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,665	$812,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net revenue	$140,377	$118,728	$271,303	$236,717
Costs of revenue and operating expenses
Revenue share	63,093	56,336	121,231	112,145
Other direct costs of revenue	11,242	8,438	22,046	16,228
Product development	10,979	9,433	21,126	20,147
Sales and marketing	14,446	15,887	28,035	32,134
General and administrative	34,083	42,176	76,992	85,693
Total costs of revenue and operating expenses	133,843	132,270	269,430	266,347
Income (loss) from operations	6,534	(13,542)	1,873	(29,630)
Interest and other (expense) income, net
Change in fair value of contingent consideration	—	200	—	200
Interest expense, net	(11,498)	(8,776)	(20,298)	(16,725)
Amortization of debt discount and issuance costs	(2,778)	(456)	(3,932)	(757)
Unrealized loss on derivatives	(2,335)	—	(2,335)	—
Foreign exchange transaction gain (loss)	1,136	(976)	222	(158)
Loss on extinguishment of debt	(9,795)	—	(9,795)	—
Other (expense) income, net	(1,207)	(36)	(1,875)	78
Total interest and other expense, net	(26,477)	(10,044)	(38,013)	(17,362)
Loss before income taxes	(19,943)	(23,586)	(36,140)	(46,992)
Income tax provision (benefit)	1,452	1,400	(641)	3,150
Net loss	(21,395)	(24,986)	(35,499)	(50,142)
Other comprehensive (loss) income
Foreign currency translation gain (loss)	(2,204)	2,157	1,996	944
Comprehensive loss	(23,599)	(22,829)	(33,503)	(49,198)
Net loss per common share
Basic	$(0.20)	$(0.24)	$(0.33)	$(0.49)
Diluted	$(0.20)	$(0.24)	$(0.33)	$(0.49)
Weighted-average common shares outstanding
Basic	109,128	103,041	107,885	102,722
Diluted	109,128	103,041	107,885	102,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(35,499)	$(50,142)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,203	40,171
Amortization of debt discount and issuance costs	3,932	757
Loss on extinguishment of debt	9,795	—
Allowance for credit losses	842	1,298
Unrealized loss on derivatives	2,335	—
Stock-based compensation expense	11,718	17,167
Foreign exchange transaction loss (gain)	(222)	158
Change in fair value of contingent consideration	—	(200)
Non-cash lease expense	1,747	1,580
(Increase) decrease in assets:
Accounts receivable, gross	(25,201)	(1,933)
Prepaid expenses	893	652
Value-added tax receivable	(843)	(2,269)
Other current assets	(2,149)	418
Right-of-use asset	62	(3,463)
Other non-current assets	675	418
Increase (decrease) in liabilities:
Accounts payable	(28,208)	(11,377)
Accrued revenue share	45,045	(4,531)
Accrued compensation	5,457	135
Other current liabilities	(3,340)	2,698
Deferred income taxes	41	(3,109)
Other non-current liabilities	(2,035)	1,501
Net cash provided by (used in) operating activities - continuing operations	23,248	(10,071)
Net cash provided by (used in) operating activities	23,248	(10,071)
Cash flows from investing activities
Capital expenditures	(15,386)	(13,408)
Net cash used in investing activities	(15,386)	(13,408)
Cash flows from financing activities
Proceeds from borrowings, net of original issue discount	418,700	38,000
Payment of debt issuance costs	(19,915)	(1,561)
Payment of deferred business acquisition consideration	(842)	—
Repayment of debt obligations	(421,092)	(13,000)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $420	13,573	—
Payment of withholding taxes for net share settlement of equity awards	(301)	(160)
Options exercised	1,645	93
Net cash provided by (used in) financing activities	(8,232)	23,372
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(430)	(733)
Net change in cash, cash equivalents, and restricted cash	(800)	(840)
Cash, cash equivalents, and restricted cash, beginning of period	40,084	33,605
Cash, cash equivalents, and restricted cash, end of period	$39,284	$32,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$38,846	$32,081
Restricted cash	438	684
Total cash, cash equivalents and restricted cash	$39,284	$32,765

Supplemental disclosure of cash flow information
Interest paid	$13,623	$18,578
Income taxes paid	$4,614	$703
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$277	$461
Right-of-use assets acquired under operating leases	$—	$3,519
Fair value of unpaid contingent consideration in connection with business acquisitions	$—	$1,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(687,442)	$153,958
Net loss	—	—	—	—	—	—	—	—	(14,104)	(14,104)
Foreign currency translation	—	—	—	—	—	—	—	4,200	—	4,200
Stock-based compensation expense	—	—	—	—	—	—	6,824	—	—	6,824
Shares issued:
Exercise of stock options	926,215	—	—	—	—	—	1,560	—	—	1,560
Issuance of restricted shares and vesting of restricted units	1,008,970	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(144)	—	—	(144)
Balance at June 30, 2025	107,912,827	$10	100,000	$100	758,125	$(71)	$900,905	$(47,104)	$(701,546)	$152,294
Net loss	—	—	—	—	—	—	—	—	(21,395)	(21,395)
Foreign currency translation	—	—	—	—	—	—	—	(2,204)	—	(2,204)
Stock-based compensation expense	—	—	—	—	—	—	5,930	—	—	5,930
Shares issued:
Exercise of stock options	42,278	—	—	—	—	—	85	—	—	85
Issuance of restricted shares and vesting of restricted units	671,509	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $420	3,125,089	—	—	—	—	—	13,573	—	—	13,573
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(157)	—	—	(157)
Balance at September 30, 2025	111,751,703	$10	100,000	$100	758,125	$(71)	$920,336	$(49,308)	$(722,941)	$148,126

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
September 30, 2025
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. As a result, the Company owned 100% of all its subsidiaries as of September 30, 2025.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and six months ended September 30, 2025, are not necessarily indicative of the operating results for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, including the determination of gross versus net revenue reporting, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations, incremental borrowing rates for right-of-use assets and lease liabilities, fair value of derivative liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
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
Summary of Significant Accounting Policies
Other than as set forth below, there have been no significant changes to the Company’s significant accounting policies in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Derivative Liabilities
The Company accounts for the 824,421 warrants and 397,997 warrants issued on August 29, 2025 and September 15, 2025, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 11—Debt). Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations and comprehensive (loss) income. The fair value of these warrants is estimated using a Black-Scholes model. Such warrant classification is also subject to re-evaluation at each reporting period.
Fair Value of Financial Instruments
The Company’s derivative liabilities for warrants issued in connection with the Financing Agreement in August 2025 (see Note 11—Debt) was estimated using a Black-Scholes model using Level 2 inputs.
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

During the fourth quarter of fiscal year 2025, the Company recognized an adjustment to the purchase price of ($206), related to working capital. As of September 30, 2025 and March 31, 2025 the balance of the purchase price liability was $854 and $1,697, respectively. $842 in payments were made on the liability during the six months ended September 30, 2025.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments during the six months ended September 30, 2025 and the year ended March 31, 2025.
As of September 30, 2025 and March 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594 and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the six months ended September 30, 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of September 30, 2025 and March 31, 2025, Level 1 equity securities recorded at fair value totaled $277 and $367, respectively, and are classified as other non-current assets. These securities represent investments in common stock that are traded on active markets. As of September 30, 2025 and March 31, 2025, there were no Level 2 or Level 3 equity securities recorded at fair value. The Company recorded an immaterial unrealized (gain)/loss related to these investments for the six months ended September 30, 2025.
On August 29, 2025 and September 15, 2025, the Company issued 824,421 warrants and 397,997 warrants, respectively (see Note 11—Debt). The Company classified these warrant instruments as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations and comprehensive (loss) income. The fair value of these warrants is estimated using a Black-Scholes model, using Level 2 inputs. As of September 30, 2025, the derivative liabilities recorded at fair value totaled $6,002. The Company recorded an unrealized loss on derivatives related to these liabilities of $(2,335) for the three and six months ended September 30, 2025
Note 5—Segment Information

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
A summary of segment information follows:

	Three months ended September 30, 2025
	ODS	AGP	Eliminations	Consolidated
Net revenue	$96,464	$44,685	$(772)	$140,377
Revenue share	55,562	8,303	(772)	63,093
Segment profit	$40,902	$36,382	$—	$77,284

	Three months ended September 30, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$82,414	$37,346	$(1,032)	$118,728
Revenue share	48,951	8,417	(1,032)	56,336
Segment profit	$33,463	$28,929	$—	$62,392

	Six months ended September 30, 2025
	ODS	AGP	Eliminations	Consolidated
Net revenue	$191,912	$80,977	$(1,586)	$271,303
Revenue share	108,256	14,561	(1,586)	121,231
Segment profit	$83,656	$66,416	$—	$150,072

	Six months ended September 30, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$163,064	$75,738	$(2,085)	$236,717
Revenue share	98,094	16,136	(2,085)	112,145
Segment profit	$64,970	$59,602	$—	$124,572

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Segment profit	$77,284	$62,392	$150,072	$124,572
Other direct costs of revenue	11,242	8,438	22,046	16,228
Product development	10,979	9,433	21,126	20,147
Sales and marketing	14,446	15,887	28,035	32,134
General and administrative	34,083	42,176	76,992	85,693
Income (loss) from operations	$6,534	$(13,542)	$1,873	$(29,630)
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	September 30, 2025	March 31, 2025
United States and Canada	$44,267	$40,149
Europe, Middle East, and Africa	4,137	6,751
Asia Pacific and China	59	66
Consolidated property and equipment, net	$48,463	$46,966

	September 30, 2025	March 31, 2025
United States and Canada	$1,639	$2,030
Europe, Middle East, and Africa	6,816	7,877
Asia Pacific and China	—	17
Consolidated right-of-use assets	$8,455	$9,924

	September 30, 2025	March 31, 2025
United States and Canada	$97,894	$108,580
Europe, Middle East, and Africa	134,131	145,253
Asia Pacific and China	3,811	3,864
Consolidated intangible assets, net	$235,836	$257,697
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended September 30, 2025
	ODS	AGP	Total
United States and Canada	$34,185	$23,178	$57,363
Europe, Middle East, and Africa	29,662	11,568	41,230
Asia Pacific and China	31,583	9,930	41,513
Mexico, Central America, and South America	1,034	9	1,043
Elimination	—	—	(772)
Consolidated net revenue	$96,464	$44,685	$140,377

	Three months ended September 30, 2024
	ODS	AGP	Total
United States and Canada	$33,664	$23,064	$56,728
Europe, Middle East, and Africa	28,846	10,135	38,981
Asia Pacific and China	18,688	4,141	22,829
Mexico, Central America, and South America	1,216	6	1,222
Elimination	—	—	(1,032)
Consolidated net revenue	$82,414	$37,346	$118,728

	Six months ended September 30, 2025
	ODS	AGP	Total
United States and Canada	$71,403	$39,491	$110,894
Europe, Middle East, and Africa	55,665	22,999	78,664
Asia Pacific and China	62,634	18,321	80,955
Mexico, Central America, and South America	2,210	166	2,376
Elimination	—	—	(1,586)
Consolidated net revenue	$191,912	$80,977	$271,303

	Six months ended September 30, 2024
	ODS	AGP	Total
United States and Canada	$67,549	$48,146	$115,695
Europe, Middle East, and Africa	60,550	20,548	81,098
Asia Pacific and China	33,260	7,029	40,289
Mexico, Central America, and South America	1,705	15	1,720
Elimination	—	—	(2,085)
Consolidated net revenue	$163,064	$75,738	$236,717
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2025	$80,176	$141,565	$221,741
Foreign currency translation	$—	$2,047	$2,047
Goodwill as of September 30, 2025	$80,176	$143,612	$223,788

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the six months ended September 30, 2025, no occurrence of events or circumstances indicated they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during the period.

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
Intangible Assets

Finite-lived intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses. Based on the analysis performed, no impairment was identified during the three and six months ended September 30, 2025 or the fiscal year ended March 31, 2025.
The components of intangible assets were as follows as of the periods indicated:

	As of September 30, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	10.82 years	$138,350	$(44,190)	$94,160
Developed technology	2.85 years	145,748	(89,200)	56,548
Publisher relationships	15.40 years	109,837	(24,709)	85,128
Total		$393,935	$(158,099)	$235,836

	As of March 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.29 years	$137,094	$(39,153)	$97,941
Developed technology	3.34 years	144,948	(78,526)	66,422
Trade names	0.33 years	69,966	(63,844)	6,122
Publisher relationships	15.89 years	108,879	(21,667)	87,212
Total		$460,887	$(203,190)	$257,697
The Company recorded amortization expense of $10,410 and $23,861, respectively, during the three and six months ended September 30, 2025, and $13,505 and $28,709, respectively, during the three and six months ended September 30, 2024, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
During the quarter ended September 30, 2025, certain fully amortized intangible assets of approximately $70,242 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.
During the year ended March 31, 2025, certain fully amortized intangible assets of approximately $31,000 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.
Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2026	$17,750
Fiscal year 2027	35,500
Fiscal year 2028	35,500
Fiscal year 2029	18,517
Fiscal year 2030	14,701
Thereafter	113,868
Total	$235,836
Note 7—Accounts Receivable

	September 30, 2025	March 31, 2025
Billed	$122,956	$106,880
Unbilled	92,316	84,438
Allowance for credit losses	(9,368)	(9,548)
Accounts receivable, net	$205,904	$181,770
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of September 30, 2025 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
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

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$10,219	$9,215	$9,548	$9,706
Provision for credit losses	54	1,084	842	1,298
Write-offs	(905)	(1,361)	(1,022)	(2,066)
Balance, end of period	$9,368	$8,938	$9,368	$8,938
The Company recorded $54 and $842 of credit loss expense during the three and six months ended September 30, 2025, respectively, and $1,084 and $1,298 of credit loss expense during the three and six months ended September 30, 2024, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 8—Property and Equipment

	September 30, 2025	March 31, 2025
Computer-related equipment	$9,046	$7,933
Developed software	130,480	115,816
Furniture and fixtures	1,474	1,442
Leasehold improvements	3,678	3,648
Property and equipment, gross	144,678	128,839
Accumulated depreciation	(96,215)	(81,873)
Property and equipment, net	$48,463	$46,966

Depreciation expense was $4,456 and $14,341 for the three and six months ended September 30, 2025, respectively, and $5,847 and $11,462 for the three and six months ended September 30, 2024, respectively. Depreciation expense for the three and six months ended September 30, 2025, includes $4,456 and $14,341, respectively, related to internal-use assets included in general and administrative expense. No depreciation expense was incurred related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and six months ended September 30, 2024, includes $5,796 and $11,277, respectively, related to internal-use assets included in general and administrative expense and $51 and $185, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of September 30, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $5,116, of which $1,233 was included in prepaid expenses and other current assets and $3,883 was included in other non-current assets.
As of March 31, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $5,733, of which $1,233 was included in prepaid expenses and other current assets and $4,500 was included in other non-current assets.
As of September 30, 2025 and 2024, amortization expenses for implementation costs of cloud-based computing arrangements were $616 and $613, respectively.
Note 9—Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Accrued expenses	$10,320	$8,913
Accrued interest	141	1,949
Foreign income tax payable	11,151	15,015
Current lease liabilities	3,435	3,390
Other current liabilities	10,272	8,851
Total	$35,319	$38,118
On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD (“In App”). During the six months ended September 30, 2025, the Company reassessed the fair value of its contingent consideration based on current forecasts. Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, the agreement outlines an incremental earn-out payment to be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target.
As of September 30, 2025 and March 31, 2025, the combined current and non-current balance of the contingent consideration liability related to In App was $644 and $1,644, respectively. As of September 30, 2025, the entirety of the liability is included within other current liabilities. As a result of the Company’s assessments during the six months ended September 30, 2025, no change in fair value was recorded.
During the six months ended September 30, 2025, the Company made total payments of approximately $1,000 as a result of In App meeting the 2024 calendar goals during the fiscal year ended March 31, 2025. During the six months ended September 30, 2024, the Company made total payments of $0, as the payment for In App meeting the 2023 calendar goals were paid during the fourth quarter of fiscal year 2024. The Company performed an assessment on the fair value of the contingent consideration for the six months ended September 30, 2024 and, as a result, a gain equal to the change in fair value of $200 was recorded.
Note 10—Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Non-current lease liabilities	$5,019	$6,111
Contingent consideration	—	644
Other long-term liabilities	4,628	4,620
Total	$9,647	$11,375
Note 11—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	September 30, 2025
	Balance	Interest Rate
Term loans (subject to variable interest rate)	$419,908	12.05%

	March 31, 2025
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.17%	0.35%
Debt obligations on the consolidated balance sheets consist of the following:

	September 30, 2025	March 31, 2025
Revolver	$—	$411,000
Term loans	419,908	—
Less: Original issuance discount	(14,344)
Less: Debt issuance costs	(9,123)	(2,313)
Total debt, net	396,441	408,687
Less: Current portion of debt	(2,688)	—
Long-term debt, net of debt discount and issuance costs	$393,753	$408,687
Revolver
On April 29, 2021, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. (“BoA”), as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit and which was amended from time to time before being refinanced as described below under “Financing Agreement”. At the time of such refinancing, the Amended and Restated Credit Agreement provided for the following terms: (i) the amount of the revolver was $411,000, (ii) the maturity date was August 29, 2026, (iii) the annual interest rate was, at the Company’s election, (a) SOFR plus 5.50% from June 13, 2025 to August 29, 2025 and 7.50% from August 30, 2025 and thereafter or (b) Base Rate (means for any day the highest of (x) the Federal Funds Rate plus 0.50%, (y) BoA prime rate, and (z) SOFR plus 1.00%) plus 4.50% from June 13, 2025 to August 29, 2025 and 6.50% from August 30, 2025 and thereafter, (iv) the letter of credit fee was 5.5% through August 29, 2025, with an increase to 7.5% after August 29, 2025, (v) financial covenants of a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30, 2026 and an increasing fixed charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, (vi) mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and (vii) certain covenants including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, access rights, engagement of a financial advisor to, among other things, provide written analyses, including variance analyses, of actual amounts and projected amounts as set forth in the Company’s business plan and budget and 13-week cash flow forecasts, and provide the lenders with reasonable access to the financial advisor. The Company’s payment and performance obligations under the Amended and Restated Credit Agreement and related loan documents were secured by its grant of a security interest in substantially all of its personal property assets, whether now existing or hereafter acquired, subject to certain exclusions, and the issued and outstanding equity of certain foreign subsidiaries, including Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. If the Company were to acquire any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests were required to be first priority security interests, subject to certain permitted liens.
The Company incurred debt issuance costs of $15,861 for the Amended and Restated Credit Agreement, inclusive of costs incurred for the prior amendments. Deferred debt issuance costs are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized on a straight-line basis over the term of the loan to interest expense.
Because the Company refinanced the Amended and Restated Credit Agreement as described below, the Company terminated and fully paid off the outstanding balance of the revolver as of September 30, 2025.
Financing Agreement
On August 29, 2025 (the “Closing Date”), the Company refinanced the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was repaid in full with the proceeds of the loans provided under the Financing Agreement (defined below) and terminated.
On the Closing Date, the Company and certain wholly-owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and as collateral agent (“Administrative Agent”), and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
Pursuant to the Financing Agreement, the Company issued warrants to the lenders providing the term loans. The Company recorded the warrants as a liability at their full fair value and allocated the remaining proceeds from the incremental borrowings of the Financing Agreement to the Term Loans, net of a discount.
The Loans accrue interest, at the Company’s option, at a term SOFR rate or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter, beginning September 30, 2026, until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,688 in the aggregate across all three tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. As of September 30, 2025, $2,688 was recorded under current portion of debt, with the remainder of the principal of the Loans recorded as long-term debt, net of debt issuance costs.
As of September 30, 2025, the future principal payments for the outstanding debt are as follows:

Future principal payments due for fiscal years ended March 31:
2026	$—
2027	8,064
2028	10,752
2029	10,752
2030	390,340
Total payments	$419,908
The remaining principal amount is scheduled to be repaid at maturity in fiscal year 2030. The Company would be required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates.
During the three months ended September 30, 2025, subsequent to the execution of the Financing Agreement, the Company made a payment of $10,092 on the principal of the Loans with proceeds raised from utilizing the Company’s At-the-Market offering (see Note 12—At-the-Market Offering). Under the Financing Agreement, any and all proceeds raised from an equity issuance during the term of the Loans are subject to use for mandatory prepayment of the Loans.
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $20,000 from and after April 1, 2026 until the maturity date. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates.
As of September 30, 2025, the Company was in compliance with all covenants under the Financing Agreement.
Warrants to Purchase Common Stock
In connection with the Financing Agreement, on the Closing Date, the Company issued warrants (the “August 2025 Warrants”) to purchase an aggregate of 824,421 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain affiliates of the Lenders (in such capacity, the “August Holders”) at an exercise price of $4.84 per share (the “Exercise Price”), which is equal to the 30-day volume-weighted average price per share of Common Stock ending on and including the trading day immediately preceding the Closing Date. In addition, the Company issued, on September 15, 2025, an additional warrant to purchase an aggregate of 397,997 shares of Common Stock to an affiliate of a Lender (in such capacity, the “September Holder” and, together with the August Holders, the “Holders”) at the Exercise Price (the “September 2025 Warrant” and, together with the August 2025 Warrants, the “2025 Warrants”).
The 2025 Warrants expire on March 1, 2030. The Exercise Price and the number of shares underlying the 2025 Warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Common Stock, a reclassification of the Common Stock, certain change of control transactions, certain rights offerings or specified dividend payments, subject to certain limitations as set forth in the 2025 Warrants. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Common Stock at the time of exercise.
The Company agreed to provide certain customary registration rights with respect to the resale of shares of Common Stock underlying 2025 Warrants held by or issuable to the holders from time to time. The 2025 Warrants also contain customary indemnity and contribution obligations in connection with such registration.
The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. During the six months ended September 30, 2025, the Company recorded $2,335 loss on changes in the fair value of the derivative liability. The table below is a summary of changes in the fair value of the Company’s valuations for the derivative liability for the six months ended September 30, 2025:

Derivative Liability
Balance as of March 31, 2025	$—
Issuance of 2025 Warrants	3,667
Change in fair value	2,335
Balance as of September 30, 2025	$6,002
Interest expense, net
Interest expense, net, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Interest expense, net	$(11,490)	$(8,722)	$(20,278)	$(16,562)
Unused line of credit fees and other	(8)	(54)	(20)	(163)
Total interest expense, net	$(11,498)	$(8,776)	$(20,298)	$(16,725)
Note 12—At-the-Market Offering
On August 5th, 2025, the Company entered into a Sales Agreement with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. As of September 30, 2025, the Company sold 3,125,089 shares of Common Stock at an average selling price of $4.48 per share, yielding aggregate gross proceeds of $13,993, and incurred commission costs of $420 associated with such sales.
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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of September 30, 2025, 2,580,016 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2025	7,239,383	$9.13	6.02	$3,738
Granted	1,148,706	4.42
Exercised	(975,194)	1.71
Forfeited / Expired	(360,904)	13.13
Options outstanding as of September 30, 2025	7,051,991	$9.18	6.52	$16,618
Exercisable as of September 30, 2025	4,366,840	$12.04	4.88	$9,971
At September 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $7,367, with an expected remaining weighted-average recognition period of 2.22 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2025	5,575,944	$5.53
Granted	3,133,252	4.17
Vested	(1,753,079)	5.08
Forfeited	(394,208)	5.61
Unvested restricted shares outstanding as of September 30, 2025	6,561,909	$4.73
At September 30, 2025, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $20,007, with an expected remaining weighted-average recognition period of 1.92 years.
Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended September 30, 2025, was $5,451 and $11,718, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense for the three and six months ended September 30, 2024, was $8,999 and $17,167, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net loss per common share	$(21,395)	$(24,986)	$(35,499)	$(50,142)
Weighted-average common shares outstanding, basic	109,128	103,041	107,885	102,722
Basic net income per common share attributable to Digital Turbine, Inc.	$(0.20)	$(0.24)	$(0.33)	$(0.49)
Weighted-average common shares outstanding, diluted	109,128	103,041	107,885	102,722
Diluted net income per common share attributable to Digital Turbine, Inc.	$(0.20)	$(0.24)	$(0.33)	$(0.49)
Potentially dilutive outstanding securities of 4,784,947 and 4,770,940 for the three and six months ended September 30, 2025, respectively, and 7,919,967 and 8,090,889 for the three and six months ended September 30, 2024, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
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
During the three and six months ended September 30, 2025, a tax provision expense of $1,452 and a tax provision benefit of $641, respectively, resulted in an effective tax rate of (7.3)% and 1.8%, respectively. Differences between the effective tax rate and the statutory tax rate primarily related to foreign tax rate differences and a valuation allowance on loss from operations.
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
Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s financial statements for the three and six months ended September 30, 2025.
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
No charges were incurred related to the transformation program for the six months ended September 30, 2025.
During the year ended March 31, 2025, the Company incurred expenses of $2,886 related to our transformation program, which related specifically to severance costs, and was fully paid as of March 31, 2025. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits.
Note 17—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $213,379 over the next five fiscal years.
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
See Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025, for additional information related to risks associated with macroeconomic challenges.
Financing Agreement
On August 29, 2025 (the “Closing Date”), the Company refinanced its existing senior credit facility. The
Company and certain wholly-owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and as collateral agent (“Administrative Agent”), and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
The Loans accrue interest, at the Company’s option, at a term SOFR rate or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,688 in the aggregate across all three tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates.
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $20,000 from and after April 1, 2026 until the maturity date.
Warrants to Purchase Common Stock
In connection with the Financing Agreement, on the Closing Date, the Company issued warrants (the “August 2025 Warrants”) to purchase an aggregate of 824,421 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to certain affiliates of the Lenders (in such capacity, the “August Holders”) at an exercise price of $4.84 per share (the “Exercise Price”), which is equal to the 30-day volume-weighted average price per share of Common Stock ending on and including the trading day immediately preceding the Closing Date. In addition, the Company issued, on September 15, 2025, an additional warrant to purchase an aggregate of 397,997 shares of Common Stock to an affiliate of a Lender (in such capacity, the “September Holder” and, together with the August Holders, the “Holders”) at the Exercise Price (the “September 2025 Warrant” and, together with the August 2025 Warrants, the “2025 Warrants”).
The 2025 Warrants expire on March 1, 2030. The Exercise Price and the number of shares underlying the 2025 Warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Common Stock, a reclassification of the Common Stock, certain change of control transactions, certain rights offerings or specified dividend payments, subject to certain limitations as set forth in the 2025 Warrants. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Common Stock at the time of exercise.
The Company agreed to provide certain customary registration rights with respect to the resale of shares of Common Stock underlying 2025 Warrants held by or issuable to the holders from time to time. The 2025 Warrants also contain customary indemnity and contribution obligations in connection with such registration.
ATM Offering
On August 5th, 2025, the Company entered into a Sales Agreement with RBC Capital Markets LLC and Craig Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. As of September 30, 2025, the Company sold approximately 3,125,089 shares of Common Stock at an average selling price of $4.48 per share, yielding aggregate gross proceeds of $13,993, and incurred commission costs of $420 associated with such sales.
$10,092 of the net proceeds were raised subsequent to the execution of the Financing Agreement and, as required under the Financing Agreement, were used as a prepayment to the principal of the Loans.
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
This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $31 and $1,309 of business transformation costs during the six months ended September 30, 2025 and September 30, 2024, respectively. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Additionally, the Company is in the process of initiating further transformation efforts. The Company launched an additional transformation effort in October 2024, in which the Company began a transformation program intended to improve various measures across the organization. These measures include but were not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, the Company implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. No costs associated with our transformation program were incurred during the six months ended September 30, 2025. During the fiscal year ended March 31, 2025, the Company incurred expenses of $2,886, related to our transformation program primarily consisting of severance and other one-time termination benefits. The transformation program included several other initiatives and was substantially completed in the fourth quarter of fiscal year 2025. The transformation program is targeted to yield more than $25,000 in annual cash expense savings.
The business transformation program is inclusive of multiple projects, to which the costs discussed in Note 16—Transformation Program Activities specifically and exclusively relate. Costs incurred in connection with the transformation program are categorized under two primary headings: severance costs and business transformation costs. The costs classified as severance costs primarily reflect expenses associated with workforce reductions aimed at realigning the Company’s structure as part of the transformation program. These severance-related expenses are directly tied to the Company's efforts to reduce headcount and optimize its labor force to better align with its long-term strategic goals. In addition, the business transformation costs primarily reflect investments made in the prior year for the upgrade of key business systems, including the implementation of a global cloud-based ERP system and a new HR system. These costs, while also part of the broader transformation efforts, are not related to workforce reductions but rather to the modernization of the Company’s technological infrastructure to support long-term operational improvements.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2025	2024	% of Change	2025	2024	% of Change
Net revenue	$140,377	$118,728	18.2%	$271,303	$236,717	14.6%
Costs of revenue and operating expenses
Revenue share	63,093	56,336	12.0%	121,231	112,145	8.1%
Other direct costs of revenue	11,242	8,438	33.2%	22,046	16,228	35.9%
Product development	10,979	9,433	16.4%	21,126	20,147	4.9%
Sales and marketing	14,446	15,887	(9.1)%	28,035	32,134	(12.8)%
General and administrative	34,083	42,176	(19.2)%	76,992	85,693	(10.2)%
Total costs of revenue and operating expenses	133,843	132,270	1.2%	269,430	266,347	1.2%
Income (loss) from operations	6,534	(13,542)	(148.2)%	1,873	(29,630)	(106.3)%
Interest and other (expense) income, net
Change in fair value of contingent consideration	—	200	100.0%	—	200	(100.0)%
Interest expense, net	(11,498)	(8,776)	31.0%	(20,298)	(16,725)	21.4%
Amortization of debt discount and issuance costs	(2,778)	(456)	509.2%	(3,932)	(757)	419.4%
Unrealized loss on derivatives	(2,335)	—	100.0%	(2,335)	—	100.0%
Foreign exchange transaction gain (loss)	1,136	(976)	(216.4)%	222	(158)	(240.5)%
Loss on extinguishment of debt	(9,795)	—	100.0%	(9,795)	—	100.0%
Other (expense) income, net	(1,207)	(36)	(3252.8)%	(1,875)	78	(2503.8)%
Total interest and other expense, net	(26,477)	(10,044)	163.6%	(38,013)	(17,362)	118.9%
Loss before income taxes	(19,943)	(23,586)	(15.4)%	(36,140)	(46,992)	(23.1)%
Income tax provision (benefit)	1,452	1,400	3.7%	(641)	3,150	(120.3)%
Net loss	(21,395)	(24,986)	(14.4)%	(35,499)	(50,142)	(29.2)%
Net revenue

	Three months ended September 30,			Six months ended September 30,
	2025	2024	% of Change	2025	2024	% of Change
Net revenue
On Device Solutions	$96,464	$82,414	17.0%	$191,912	$163,064	17.7%
App Growth Platform	44,685	37,346	19.7%	80,977	75,738	6.9%
Elimination	(772)	(1,032)	(25.2)%	(1,586)	(2,085)	(23.9)%
Total net revenue	$140,377	$118,728	18.2%	$271,303	$236,717	14.6%
Comparison of the three and six months ended September 30, 2025 and 2024
Over the three-month comparative periods, net revenue increased by $21,649 or 18.2%, and over the six-month comparative periods, net revenue increased by $34,586 or 14.6%. See the segment discussion below for further details regarding net revenue.

On Device Solutions
ODS revenue for the three months ended September 30, 2025, increased by $14,050 or 17.0% compared to the three months ended September 30, 2024. Revenue from content media remained flat period over period, and revenue from application media increased by approximately $14,050. This increase was primarily due to higher device volumes internationally and an increase in revenue-per-device globally, offset by lower device volumes in the US. The increase in revenue was primarily driven by improved performance in the Asia Pacific and China regions.

ODS revenue for the six months ended September 30, 2025, increased by $28,848 or 17.7% compared to the six months ended September 30, 2024. Revenue from content media increased by approximately $865 primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices. In addition, application media revenue increased by approximately $27,983 for the six months ended September 30, 2025. The increase in revenue in application media was primarily due to higher device volumes internationally and an increase in revenue-per-device globally, offset by lower device volumes in the US. The increase in revenue was primarily driven by improved performance in the Asia Pacific and China regions.
App Growth Platform
AGP revenue for the three months ended September 30, 2025, increased by $7,339 or 19.7% compared to the three months ended September 30, 2024. The increase was primarily a result of an increase in advertising exchange of approximately $9,995, which was largely due to an increase in advertiser spend in the beginning of the quarter. This increase was partially offset by a decline in performance and brand advertising revenue by approximately $2,375 due to reduced demand by major brands, partially offset by an increase in private marketplace spend. The increase in advertising exchange revenue was primarily driven by higher performance in the Asia Pacific and China regions and Europe, Middle East and Africa regions. Revenues from reseller partnerships decreased by $281, between the comparable periods.
AGP revenue for the six months ended September 30, 2025, increased by $5,239 or 6.9% compared to the six months ended September 30, 2024. The increase was primarily a result of an increase in advertising exchange of approximately $12,870, which was largely due to an increase in advertiser spend internationally. Performance and brand advertising revenue declined by approximately $7,076 primarily due to weaker demand domestically. The increase in AGP revenue was primarily due to higher performance in the Asia Pacific and China regions and Europe, Middle East and Africa regions. Revenues from reseller partnerships decreased by $555, between the comparable periods.
Costs of revenue and operating expenses

	Three months ended September 30,			Six months ended September 30,
	2025	2024	% of Change	2025	2024	% of Change
Costs of revenue and operating expenses
Revenue share	$63,093	$56,336	12.0%	$121,231	$112,145	8.1%
Other direct costs of revenue	11,242	8,438	33.2%	22,046	16,228	35.9%
Product development	10,979	9,433	16.4%	21,126	20,147	4.9%
Sales and marketing	14,446	15,887	(9.1)%	28,035	32,134	(12.8)%
General and administrative	34,083	42,176	(19.2)%	76,992	85,693	(10.2)%
Total costs of revenue and operating expenses	$133,843	$132,270	1.2%	$269,430	$266,347	1.2%
Comparison of the three and six months ended September 30, 2025 and 2024
Total costs of revenue and operating expenses increased by $1,573 or 1.2% and increased by $3,083 or

1.2%, respectively, for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024.
The increase in total costs of revenue and operating expenses for both comparative periods was due to increased revenue share, other direct costs of revenue, and product development costs. These increases were partially offset by lower sales and marketing and general and administrative costs. The increase in revenue share is a direct result of higher revenue in the current year over the same comparative periods. Costs of revenue and operating expenses included total business transformation and severance costs of $341 and $536 for the three and six months ended September 30, 2025, respectively, compared to $505 and $2,134 for the three and six months ended September 30, 2024, respectively.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share increased by $6,757 or 12.0% to $63,093 for the three months ended September 30, 2025, and was 44.9% as a percentage of total net revenue compared to $56,336, or 47.4% of total net revenue, for the three months ended September 30, 2024.
Revenue share increased by $9,086 or 8.1% to $121,231 for the six months ended September 30, 2025, and was 44.7% as a percentage of total net revenue compared to $112,145, or 47.4% of total net revenue, for the six months ended September 30, 2024.
The increase in revenue share was attributable to the increase in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. Revenue share as a percentage of total net revenue for the three and six months ended September 30, 2025 compared to the prior year comparative periods increased primarily due to revenue mix changes.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue, depreciation expense associated with capitalized software costs and amortization of developed technology intangible assets, and bidding and platform fees, which are fees incurred by the Company for facilitating certain programmatic ad transactions on our exchange platform. These fees are generally calculated as a percentage of gross advertising spend.
Other direct costs of revenue increased by $2,804 or 33.2% to $11,242 for the three months ended September 30, 2025, and was 8.0% as a percentage of total net revenue compared to $8,438, or 7.1% of total net revenue, for the three months ended September 30, 2024.
The increase in other direct costs for the three months ended September 30, 2025 was primarily driven by favorable monetization methodology changes implemented to the exchange. This change, while driving an increase in bidding and platform fees, also increased revenue, which resulted in a higher margin for the exchange platform. The increase in other direct costs was further driven by the achievement of higher revenue targets in the current year. The increase in other direct costs of revenue as a percentage of total net revenue was also due to the monetization methodology changes.
Other direct costs of revenue increased by $5,818 or 35.9% to $22,046 for the six months ended September 30, 2025, and was 8.1% as a percentage of total net revenue compared to $16,228, or 6.9% of total net revenue, for the six months ended September 30, 2024.
The increase in other direct costs for the six months ended September 30, 2025 was primarily driven by favorable monetization methodology changes implemented to the exchange. This change, while driving an increase in bidding and platform fees, also increased revenue, which resulted in a higher margin for the exchange platform. The increase in other direct costs was further driven by the achievement of higher revenue targets in the current year. This increase was offset by lower amortization of developed technology intangible assets between comparable periods. The increase in other direct costs of revenue as a percentage of total net revenue was primarily due to the monetization methodology changes.

Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.

Product development expenses increased by $1,546 or 16.4% to $10,979 for the three months ended September 30, 2025, compared to $9,433 for the three months ended September 30, 2024. Product development expenses included severance costs of approximately $49 for the three months ended September 30, 2025. Product development expenses included severance costs of $109 for the three months ended September 30, 2024.

Product development expenses, after excluding severance costs, increased by approximately $1,606 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in product development expenses was driven by higher employee-related costs, primarily cash incentive compensation, of $856, an increase in hosting and software costs of $944, and an increase in offsetting capitalization of labor costs related to internally-developed software of approximately $764. These increases were partially offset by a decrease in professional services of $825 and other costs, including travel and entertainment, of $133.
Product development expenses increased by $979 or 4.9% to $21,126 for the six months ended September 30, 2025, compared to $20,147 for the six months ended September 30, 2024. Product development expenses included severance costs of approximately $105 for the six months ended September 30, 2025. Product development expenses included severance costs of approximately $180 for the six months ended September 30, 2024.
Product development expenses, after excluding severance costs, increased by approximately $1,054 for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The increase in product development expenses was primarily driven by higher employee-related costs, primarily cash incentive compensation, of $1,422 and an increase in hosting and software costs of $1,140. These increases were partially offset by a decrease in professional services of $1,113, a decrease in offsetting capitalization of labor costs related to internally-developed software of approximately $162, and a decrease in other costs, including travel and recruiting of $233.
Product development expenses, excluding severance and business transformation costs, changed to 7.8% and 7.7% of total net revenue for the three and six months ended September 30, 2025, respectively, compared to 7.9% and 8.4% of total net revenue for the three and six months ended September 30, 2024, respectively. The decrease in product development expenses as a percentage of total net revenue for the six months ended September 30, 2025 was primarily due to revenues increasing at a rate faster than product development expenses.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses decreased by $1,441 or 9.1% to $14,446 for the three months ended September 30, 2025, and was 10.3% as a percentage of total net revenue compared to $15,887, or 13.4% of total net revenue, for the three months ended September 30, 2024. Sales and marketing expenses included severance costs of approximately $292 and $96 for the three months ended September 30, 2025 and September 30, 2024, respectively.

Sales and marketing expenses, after excluding severance expenses, decreased by approximately $1,637 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in sales and marketing expenses was primarily due to a decrease in employee-related costs of $1,298, inclusive of increased cash incentive compensation of $866, lower offsetting capitalization of labor costs related to internally-developed software of approximately $906, and lower other operating costs, including various marketing event and lead generation costs of $299.

Sales and marketing expenses decreased by $4,099 or 12.8% to $28,035 for the six months ended September 30, 2025, and was 10.3% as a percentage of total net revenue compared to $32,134, or 13.6% of total net revenue, for the six months ended September 30, 2024. Sales and marketing expenses included severance costs of approximately $355 for the six months ended September 30, 2025. Sales and marketing expenses included severance costs of approximately $506 for the six months ended September 30, 2024.
Sales and marketing expenses, after excluding severance expenses, decreased by approximately $3,948 for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease in sales and marketing expenses was primarily due to lower employee-related costs of $3,425, inclusive of increased cash incentive compensation of $1,304, lower offsetting capitalization of labor costs related to internally-developed software of approximately $1,627, lower sales costs for marketing events and lead generation of $458 and other lower costs, including travel and entertainment, of $120. These decreases were partially offset by higher costs for professional services of $378. The decrease in sales and marketing expenses as a percentage of total net revenue for the three and six months ended September 30, 2025 were driven by a decrease in overall headcount, partially offset by improved sales performance, as well as capitalization of employee-related costs.
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
General and administrative expenses decreased by $8,093 or 19.2% to $34,083 for the three months ended September 30, 2025 compared to $42,176 for the three months ended September 30, 2024. General and administrative expenses did not include any severance or business transformation costs for the three months ended September 30, 2025. General and administrative expenses included severance and business transformation costs of approximately $300 for the three months ended September 30, 2024.
General and administrative expenses, after excluding severance and business transformations costs, decreased by $7,793 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to lower stock-based compensation expense of $3,516, lower depreciation and amortization of $4,444 related to certain intangible assets that became fully amortized in the current period, lower credit loss expense of $1,029, and a decrease in other costs of $392. These decreases were partially offset by higher costs for professional services of $889 and higher employee-related costs of $699, primarily driven by cash incentive compensation.
General and administrative expenses decreased by $8,701 or (10.2)% to $76,992 for the six months ended September 30, 2025, compared to $85,693 for the six months ended September 30, 2024. General and administrative expenses included severance and business transformation costs of approximately $76 for the six months ended September 30, 2025. General and administrative expenses included severance and business transformation costs of $1,448 for the six months ended September 30, 2024.
General and administrative expenses, after excluding severance and business transformation costs, decreased by $7,329 for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease was primarily due to lower stock-based compensation expense of $5,516, lower depreciation and amortization of $1,800 related to certain intangible assets that became fully amortized in the current period, lower credit loss expense of $455, lower facilities costs of $243, lower software and license fees of $229, and lower other costs of $646. These decreases were partially offset by higher employee-related costs of $969, primarily cash incentive compensation, and higher professional fees of $591.

Interest and other income (expense), net

	Three months ended September 30,			Six months ended September 30,
	2025	2024	% of Change	2025	2024	% of Change
Interest and other (expense) income, net
Change in fair value of contingent consideration	$—	$200	100.0%	$—	$200	(100.0)%
Interest expense, net	$(11,498)	$(8,776)	31.0%	(20,298)	(16,725)	21.4%
Amortization of debt discount and issuance costs	(2,778)	(456)	509.2%	(3,932)	(757)	419.4%
Unrealized loss on derivatives	(2,335)	—	100.0%	(2,335)	—	100.0%
Foreign exchange transaction gain (loss)	1,136	(976)	(216.4)%	222	(158)	(240.5)%
Loss on extinguishment of debt	(9,795)	—	100.0%	(9,795)	—	100.0%
Other (expense) income, net	(1,207)	(36)	3,252.8%	(1,875)	78	2,503.8%
Total interest and other (expense), net	$(26,477)	$(10,044)	163.6%	$(38,013)	$(17,362)	118.9%
Comparison of the three and six months ended September 30, 2025 and 2024
Interest expense, net
For the three and six months ended September 30, 2025, interest expense, net, increased by $2,722 or 31.0% and $3,573 or 21.4%, respectively, compared to the three and six months ended September 30, 2024. The increase was primarily due to increased interest rates of 239 basis points and 147 basis points for the three and six months, respectively, and higher average outstanding borrowings of $8,695 and $10,812, respectively, over the comparative periods. These increases were a result of the negotiated terms under the Company’s August 29, 2025 Financing Agreement, in association with the new term loans.
Amortization of debt discount and issuance costs
For the three and six months ended September 30, 2025, amortization of debt issuance costs increased by $2,322 or 509.2% and $3,175 or 419.4%, respectively, compared to the three and six months ended September 30, 2024. The increase was primarily due to increased amortization of issuance costs associated with the Fifth Amendment to the Amended and Restated Credit Agreement, signed on June 13, 2025, contributing to higher monthly amortization beginning in June 2025. Subsequently, on August 29, 2025, the Company signed the Financing Agreement, fully paying off the revolver and replacing it with term loans, at which time all remaining capitalized debt issuance costs associated with the Amended and Restated Credit Agreement were fully amortized as a loss on extinguishment of debt. Additionally, the Company made a payment of $10,092 on the principal of the term loans, at which time a pro rata portion of the original issue discount and debt issuance costs were amortized.
Unrealized loss on derivatives
For the three and six months ended September 30, 2025, unrealized loss on derivatives increased by $2,335 or 100.0% compared to the three and six months ended September 30, 2024. The increase was due to the issuance of warrants in relation to the Company’s Financing Agreement. The Company classified these warrant instruments as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations and comprehensive (loss) income as an unrealized gain or loss on derivatives.
Foreign exchange transaction gain (loss)
For the three and six months ended September 30, 2025, the Company recorded foreign exchange transaction gains of $1,136 and $222, respectively. For the three and six months ended September 30, 2024, the Company recorded foreign exchange transaction losses of $976 and $158, respectively. The changes were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Loss on extinguishment of debt
For the three and six months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $9,795 or 100.0% compared to the three and six months ended September 30, 2024. The increase was driven by the amortization of all remaining debt issuance costs associated with the Company’s revolver in connection with the Amended and Restated Credit Agreement, which was terminated and fully paid as of September 30, 2025.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, borrowings under the Financing Agreement, and the issuance of common stock under our ATM program. As of September 30, 2025, we had unrestricted cash of approximately $38,846 and restricted cash of approximately $438. For the three and six months ended September 30, 2025, we incurred a net loss of $21,395 and $35,499, respectively, and generated cash from operating activities of $14,460 and $23,248, respectively.
Our principal cash requirements for the twelve-month period following this Report primarily consist of refinancing certain Loan tranches under the Financing Agreement and payment of interest and required principal payments thereunder in addition to personnel costs, contractual payment obligations, including office leases, cloud hosting costs, capital expenditures, minimum commitments under hosting agreements (see Liquidity and Capital Resources—Hosting Agreements below), cash outlays for income taxes, and cash requirements to fund working capital.
We have been and are continuing to explore various cost saving opportunities, namely through the Company’s transformation program, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance certain Loan tranches under the Financing Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.
As described above, we are currently seeking to refinance certain Loan tranches under the Financing Agreement and are exploring options to raise additional capital through our ATM program or the sale of equity securities or equity-linked or debt-financing arrangements. Under the Financing Agreement, the Company is required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates. If we successfully refinance such Loans on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations and issuance of common stock under our ATM program would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such Loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance Loan tranches under the Financing Agreement or to fund our other liquidity needs. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025, and Part II, Item 1A in this Report for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Financing Agreement is $419,908 as of September 30, 2025. The maturity date of the Financing Agreement is August 29, 2029, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $9,123, and original issuance discount of $14,344 on our consolidated balance sheets as of September 30, 2025. For further description of the terms of the Financing Agreement, see Note 11—Debt under the heading “Financing Agreement” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.
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
Our Financing Agreement also contains a maximum leverage ratio and minimum liquidity amount. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on us.
As of September 30, 2025, we were in compliance with all covenants under the Financing Agreement.
As described above, we are currently seeking to refinance certain Loan tranches under the Financing Agreement and are exploring options to raise additional capital through our ATM program or the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds through our ATM program or by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain Loan tranches under the Financing Agreement by certain dates, the Company will be required to pay exit and duration fees on such tranches when repaid, which could have a material adverse impact on our business, financial condition and results of operations.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $213,379 over the next five fiscal years.

Cash Flow Summary ($ in thousands)

	Six months ended September 30,
	2025	2024	% of Change
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$23,248	$(10,071)	(330.8)%
Capital expenditures	(15,386)	(13,408)	14.8%
Net cash used in investing activities	$(15,386)	$(13,408)	14.8%
Proceeds from borrowings, net of original issue discount	418,700	38,000	1,001.8%
Payment of debt issuance costs	(19,915)	(1,561)	1,175.8%
Payment of deferred business acquisition consideration	(842)	—	100.0%
Repayment of debt obligations	(421,092)	(13,000)	3,139.2%
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $420	13,573	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(301)	(160)	88.1%
Options exercised	1,645	93	1,668.8%
Net cash provided by (used in) financing activities	$(8,232)	$23,372	(135.2)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by (used in) operating activities was $23,248 for the six months ended September 30, 2025, compared to $(10,071) for the six months ended September 30, 2024. The increase of $33,319 was due to the following:
•$14,643 decrease in net loss;
•$11,257 net increase due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically an increase in the change in accrued revenue share. This was offset by an increase in the change in accounts receivable also driven by increased revenue and accrued revenue share, as well as changes in the timing of publisher invoices received towards the end of the quarter;
• $7,419 net increase in non-cash charges during the six months ended September 30, 2025 primarily related to the loss on extinguishment of debt, amortization of debt discount and issuance costs, and the unrealized loss on derivatives in the current period.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the six months ended September 30, 2025, net cash used in investing activities increased by $1,978 to $15,386. Our cash used in investing activities for the six months ended September 30, 2025 and September 30, 2024, was primarily comprised of capital expenditures related to internally-developed software.
Financing Activities
For the six months ended September 30, 2025, net cash used in financing activities was $8,232, which was comprised of: (1) proceeds from borrowings, net of original issue discount of $418,700, (2) the repayment of debt obligations of $421,092 related to the termination and pay-down of the Company’s revolver of $411,000 and $10,092 prepayment on the Company’s new term loans, (3) payment of $19,915 for debt issuance costs, (4) payment of deferred business acquisition consideration of $842 and (5) payment of payroll withholding taxes for net share settlement of equity awards of $301. These cash outflows were offset by cash inflows comprising of (1)

proceeds from the issuance of common stock in connection with at-the-market offering of $13,573 and (2) stock option exercises of $1,645.
For the six months ended September 30, 2024, net cash provided by financing activities was $23,372, which was comprised of: (1) the repayment of debt obligations of $13,000, and (2) a payment of $1,561 of debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $160. These cash outflows were offset by cash inflows from proceeds from borrowings of $38,000 and stock option exercises of $93.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal second quarter ended September 30, 2025.
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
The Company’s borrowings under its Amended and Restated Credit Agreement were, and after the refinancing of such under the Financing Agreement are, subject to variable interest rates and thus expose the Company to interest rate fluctuations. As of September 30, 2025, the Company had borrowed $419,908 under the Financing Agreement. As of September 30, 2025, the interest rate was 12.05%. Market interest rates have increased significantly, and if market interest rates continue to materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s Financing Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
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

Fair Value Risk
The Company holds a financial liability in the form of a derivative liability related to the 2025 Warrants issued in connection with the Financing Agreement, which are measured at fair value and recorded through net income (loss) in our consolidated statements of operations and comprehensive (loss) income. The fair value of the derivative liability fluctuates based on the market price of the Company’s common stock. The initial fair value of the derivative liability was estimated using a Black-Scholes model, with an initial valuation of $3.00 per share. An increase in the Company’s stock price would result in an increase in the fair value of the liability and a resulting unrealized loss on derivatives on the consolidated statements of operations and comprehensive (loss) income.
Further information regarding the fair value of the derivative liability that is measured on a recurring basis is presented in Note 4—Fair Value Measurements to the accompanying condensed consolidated financial statements included in this Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as set forth below, the Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025.
We have secured and unsecured indebtedness, a portion of which the Company intends to refinance and which could limit our financial flexibility. As of September 30, 2025, we had $419,908 outstanding under the Financing Agreement. As of September 30, 2025, we had unrestricted cash of approximately $38,846 and restricted cash of approximately $438.
On August 29, 2025 (the “Closing Date”), the Company refinanced its existing senior credit facility. The Company and certain wholly-owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and as collateral agent (“Administrative Agent”), and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,688 in the aggregate across all three tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates.
The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
The Financing Agreement, the amount of indebtedness thereunder, the terms of the tranches and related mandatory prepayment provisions, and the Company’s desire to refinance certain tranches could have significant negative consequences including:
•increasing our vulnerability to general adverse economic and industry conditions;
•increasing our exposure to interest rate risk;
•limiting our ability to obtain additional financing;
•increasing our risk of violating a financial covenant, resulting in the indebtedness being due immediately and negatively impacting our liquidity;
•increasing our risk of requiring additional financial covenant measurement consents or default waivers without enhanced financial performance in the short term;

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
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations. If market interest rates continue to increase, our results of operations could be adversely affected. Our Financing Agreement also contains a maximum leverage ratio and other financial covenants. If we fail to satisfy these covenants, the lenders may declare a default, which could lead to acceleration of the debt’s maturity. Any such default would have a material adverse effect on us. Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance certain tranches of the Refinancing Agreement, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance certain tranches under the Financing Agreement or to fund our other liquidity needs.
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
We are currently seeking to refinance certain tranches under the Refinancing Agreement and are exploring options to raise additional capital through our ATM program or the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds through our ATM program or by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain Loan tranches under the Financing Agreement by certain dates, the Company will be required to pay exit and duration fees on such tranches when repaid, which could have a material adverse impact on our business, financial condition and results of operations.
Sales of our Common Stock under our ATM program may cause substantial dilution to existing stockholders and depress our stock price.
On August 5th, 2025, we entered into a Sales Agreement with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our common stock under an at-the-market (ATM) program for aggregate gross proceeds of up to $150,000. Sales of our common stock into the market under our ATM program will increase the number of outstanding shares, which will dilute the ownership interests of existing stockholders and may adversely affect earnings per share and other per-share metrics. The market price of our common stock could decline as a result of these sales, the perception that such sales could occur, or future issuances pursuant to our ATM program. In addition, we may sell shares into the market at times when our trading volume is limited or when our stock price is declining, which could amplify downward pressure on the price.

We may not be able to raise the full amount contemplated under our ATM program, and the timing and volume of any sales are uncertain.
Our ability to sell shares under the ATM is subject to market conditions, trading volume, our own blackout policies, and the sales agents’ discretion to suspend or terminate sales. As a result, the actual proceeds we raise may be substantially less than the maximum amount available.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 3, 2025, Senthil Kanagaratnam, Chief Technology Officer of the Company, resigned from the Company effective as of January 31, 2026 (the “Separation Date”) in order to pursue other opportunities. His departure is not related to the Company’s financial condition, performance, or strategic direction, and there were no disagreements with the Company.
After the Separation Date, Mr. Kanagaratnam will continue to provide advisory services to the Company pursuant to a Separation Agreement entered into as of November 3, 2025. Under the terms of the Separation Agreement, until May 31, 2026 (which term could expire earlier under certain circumstances), Mr. Kanagaratnam will provide transition advisory services to the Company for a consulting fee of $3 per month.
The Company is conducting an internal and external search for his successor.
During the three and six months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).
10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 13, 2025, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Fyber B.V., Digital Turbine (IL) LTD., Digital Turbine (EMEA) LTD., a the other loan parties party thereto, and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto.*

10.2
Sales Agreement, dated August 5, 2025, by and between Digital Turbine, Inc., RBC Capital Markets, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.3
Financing Agreement, dated as of August 29, 2025, by and among Digital Turbine, Inc. (the “Company”), each subsidiary of the Company listed as a “Borrower” on the signature pages thereto, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

10.4	Separation Agreement, effective November 4, 2025, by and between Digital Turbine, Inc. and Senthilkumaran Kanagaratnam. *†
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Stephen Lasher, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Stephen Lasher, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101
The following financial information from Digital Turbine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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
†    Management contract or compensatory plan or arrangement
•SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Turbine, Inc.

Dated: November 4, 2025	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 4, 2025	By:	/s/ Stephen Andrew Lasher
Stephen Andrew Lasher
Chief Financial Officer
(Principal Financial Officer)