Form 10-Q
period 2025-12-31
Digital Turbine, Inc.
filed 2026-02-03
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of January 31, 2026, the Company had 119,899,933 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$40,423	$40,084
Accounts receivable, net	245,324	181,770
Prepaid expenses	7,529	6,923
Value-added tax receivable	10,552	8,291
Other current assets	14,246	5,711
Total current assets	318,074	242,779
Property and equipment, net	48,984	46,966
Right-of-use assets	7,577	9,924
Intangible assets, net	226,961	257,697
Goodwill	223,788	221,741
Other non-current assets	32,791	33,747
TOTAL ASSETS	$858,175	$812,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$127,538	$139,944
Accrued revenue share	94,123	35,264
Accrued compensation	17,459	7,503
Acquisition purchase price liabilities	540	1,697
Short-term debt, net of debt discount and issuance costs	4,688	—
Other current liabilities	43,801	38,118
Total current liabilities	288,149	222,526
Long-term debt, net of debt discount and issuance costs	350,280	408,687
Derivative liabilities	4,402	—
Deferred tax liabilities, net	11,698	16,308
Other non-current liabilities	9,044	11,375
Total liabilities	663,573	658,896
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 120,372,292 issued and 119,614,167 outstanding at December 31, 2025; 106,735,767 issued and 105,977,642 outstanding at March 31, 2025	10	10
Additional paid-in capital	964,965	892,665
Treasury stock (758,125 shares at December 31, 2025, and March 31, 2025)	(71)	(71)
Accumulated other comprehensive loss	(52,568)	(51,304)
Accumulated deficit	(717,834)	(687,442)
Total stockholders’ equity	194,602	153,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$858,175	$812,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net revenue	$151,399	$134,637	$422,702	$371,354
Costs of revenue and operating expenses
Revenue share	64,425	69,947	185,656	182,092
Other direct costs of revenue	12,205	8,954	34,251	25,182
Product development	9,892	10,203	31,018	30,350
Sales and marketing	14,326	15,494	42,361	47,628
General and administrative	28,897	42,792	105,889	128,485
Total costs of revenue and operating expenses	129,745	147,390	399,175	413,737
Income (loss) from operations	21,654	(12,753)	23,527	(42,383)
Interest and other (expense) income, net
Change in fair value of contingent consideration	(231)	(500)	(231)	(300)
Interest expense, net	(13,561)	(7,913)	(33,859)	(24,638)
Amortization of debt discount and issuance costs	(4,007)	(533)	(7,939)	(1,290)
Unrealized gain (loss) on derivatives	1,600	—	(735)	—
Foreign exchange transaction gain	2,815	1,037	3,037	879
Loss on extinguishment of debt	—	—	(9,795)	—
Other (expense) income, net	74	(57)	(1,801)	21
Total interest and other expense, net	(13,310)	(7,966)	(51,323)	(25,328)
Income (loss) before income taxes	8,344	(20,719)	(27,796)	(67,711)
Income tax provision	3,237	2,412	2,596	5,562
Net income (loss)	5,107	(23,131)	(30,392)	(73,273)
Other comprehensive loss
Foreign currency translation loss	(3,260)	(4,119)	(1,264)	(3,175)
Comprehensive income (loss)	1,847	(27,250)	(31,656)	(76,448)
Net income (loss) per common share
Basic	$0.04	$(0.22)	$(0.27)	$(0.71)
Diluted	$0.03	$(0.22)	$(0.27)	$(0.71)
Weighted-average common shares outstanding
Basic	115,921	104,148	110,593	103,201
Diluted	120,474	104,148	110,593	103,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(30,392)	$(73,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,768	59,784
Amortization of debt discount and issuance costs	7,939	1,290
Loss on extinguishment of debt	9,795	—
Provision for credit losses	189	2,144
Unrealized loss on derivatives	735	—
Stock-based compensation expense	12,213	25,417
Foreign exchange transaction gain	(3,037)	(879)
Change in fair value of contingent consideration	231	300
Non-cash lease expense	2,607	2,391
(Increase) decrease in assets:
Accounts receivable, gross	(64,042)	(11,024)
Prepaid expenses	(520)	795
Value-added tax receivable	(1,703)	(2,930)
Other current assets	(8,435)	1,036
Right-of-use asset	88	(4,036)
Other non-current assets	1,028	702
Increase (decrease) in liabilities:
Accounts payable	(12,746)	(11,384)
Accrued revenue share	58,735	491
Accrued compensation	9,780	1,379
Other current liabilities	4,688	12,417
Deferred income taxes	(4,886)	(5,352)
Other non-current liabilities	389	1,104
Net cash provided by operating activities - continuing operations	37,424	372
Net cash provided by operating activities	37,424	372
Cash flows from investing activities
Capital expenditures	(23,172)	(20,533)
Net cash used in investing activities	(23,172)	(20,533)
Cash flows from financing activities
Proceeds from borrowings, net of original issue discount	418,700	38,000
Payment of debt issuance costs	(20,486)	(1,627)
Payment of deferred business acquisition consideration	(1,157)	—
Repayment of debt obligations	(466,000)	(13,000)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,757	56,809	—
Payment of withholding taxes for net share settlement of equity awards	(505)	(231)
Options exercised	2,307	103
Net cash provided by (used in) financing activities	(10,332)	23,245
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,581)	(1,375)
Net change in cash, cash equivalents, and restricted cash	339	1,709
Cash, cash equivalents, and restricted cash, beginning of period	40,084	33,605
Cash, cash equivalents, and restricted cash, end of period	$40,423	$35,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$40,180	$34,620
Restricted cash	243	694
Total cash, cash equivalents and restricted cash	$40,423	$35,314

Supplemental disclosure of cash flow information
Interest paid	$36,027	$27,597
Income taxes paid	$12,102	$1,558
Supplemental disclosure of non-cash activities
Assets acquired not yet paid	$258	$491
Right-of-use assets acquired under operating leases	$—	$4,096
Fair value of unpaid contingent consideration in connection with business acquisitions	$—	$1,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(687,442)	$153,958
Net loss	—	—	—	—	—	—	—	—	(14,104)	(14,104)
Foreign currency translation	—	—	—	—	—	—	—	4,200	—	4,200
Stock-based compensation expense	—	—	—	—	—	—	6,824	—	—	6,824
Shares issued:
Exercise of stock options	926,215	—	—	—	—	—	1,560	—	—	1,560
Issuance of restricted shares and vesting of restricted units	1,008,970	—	—	—	—	—	—	—	—	—
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(144)	—	—	(144)
Balance at June 30, 2025	107,912,827	$10	100,000	$100	758,125	$(71)	$900,905	$(47,104)	$(701,546)	$152,294
Net loss	—	—	—	—	—	—	—	—	(21,395)	(21,395)
Foreign currency translation	—	—	—	—	—	—	—	(2,204)	—	(2,204)
Stock-based compensation expense	—	—	—	—	—	—	5,930	—	—	5,930
Shares issued:
Exercise of stock options	42,278	—	—	—	—	—	85	—	—	85
Issuance of restricted shares and vesting of restricted units	671,509	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $420	3,125,089	—	—	—	—	—	13,573	—	—	13,573
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(157)	—	—	(157)
Balance at September 30, 2025	111,751,703	$10	100,000	$100	758,125	$(71)	$920,336	$(49,308)	$(722,941)	$148,126
Net income	—	—	—	—	—	—	—	—	5,107	5,107
Foreign currency translation	—	—	—	—	—	—	—	(3,260)	—	(3,260)
Stock-based compensation expense	—	—	—	—	—	—	934	—	—	934
Shares issued:
Exercise of stock options	228,029	—	—	—	—	—	662	—	—	662
Issuance of restricted shares and vesting of restricted units	814,388	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,337	6,820,047	—	—	—	—	—	43,236	—	—	43,236
Payment of withholding taxes related to the net share settlement of equity awards	—	—	—	—	—	—	(203)	—	—	(203)
Balance at December 31, 2025	119,614,167	$10	100,000	$100	758,125	$(71)	$964,965	$(52,568)	$(717,834)	$194,602
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
December 31, 2025
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation. As a result, the Company owned 100% of all its subsidiaries as of December 31, 2025.
These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended December 31, 2025, are not necessarily indicative of the operating results for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, including the determination of gross versus net revenue reporting, allowance for credit losses, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rates for right-of-use assets and lease liabilities, fair value of derivative liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
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

During the fourth quarter of fiscal year 2025, the Company recognized an adjustment to the purchase price of ($206), related to working capital. As of December 31, 2025 and March 31, 2025 the balance of the purchase price liability was $540 and $1,697, respectively. $1,157 in payments were made on the liability during the nine months ended December 31, 2025.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity securities without readily determinable fair values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments during the nine months ended December 31, 2025 and the year ended March 31, 2025.
As of December 31, 2025 and March 31, 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594 and are included in “Other non-current assets” in the accompanied consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
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
For the nine months ended December 31, 2025, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
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
As of December 31, 2025 and March 31, 2025, Level 1 equity securities recorded at fair value totaled $170 and $367, respectively, and are classified as other non-current assets. These securities represent investments in common stock that are traded on active markets. As of December 31, 2025 and March 31, 2025, there were no Level 2 or Level 3 equity securities recorded at fair value. The Company recorded an immaterial unrealized (gain)/loss related to these investments for the nine months ended December 31, 2025.
On August 29, 2025 and September 15, 2025, the Company issued 824,421 warrants and 397,997 warrants, respectively (see Note 11—Debt). The Company classified these warrant instruments as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations and comprehensive (loss) income. The fair value of these warrants is estimated using a Black-Scholes model, using Level 2 inputs. As of December 31, 2025, the derivative liabilities recorded at fair value totaled $4,402. For the three and nine months ended December 31, 2025, the Company recorded a $1,600 gain and $735 loss on changes in the fair value of the derivative liability, respectively.

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
A summary of segment information follows:

	Three months ended December 31, 2025
	ODS	AGP	Eliminations	Consolidated
Net revenue	$99,556	$52,616	$(773)	$151,399
Revenue share	53,523	11,675	(773)	64,425
Segment profit	$46,033	$40,941	$—	$86,974

	Three months ended December 31, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$91,736	$44,241	$(1,340)	$134,637
Revenue share	61,112	10,175	(1,340)	69,947
Segment profit	$30,624	$34,066	$—	$64,690

	Nine months ended December 31, 2025
	ODS	AGP	Eliminations	Consolidated
Net revenue	$291,468	$133,593	$(2,359)	$422,702
Revenue share	161,779	26,236	(2,359)	185,656
Segment profit	$129,689	$107,357	$—	$237,046

	Nine months ended December 31, 2024
	ODS	AGP	Eliminations	Consolidated
Net revenue	$254,800	$119,979	$(3,425)	$371,354
Revenue share	159,206	26,311	(3,425)	182,092
Segment profit	$95,594	$93,668	$—	$189,262

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Segment profit	$86,974	$64,690	$237,046	$189,262
Other direct costs of revenue	12,205	8,954	34,251	25,182
Product development	9,892	10,203	31,018	30,350
Sales and marketing	14,326	15,494	42,361	47,628
General and administrative	28,897	42,792	105,889	128,485
Income (loss) from operations	$21,654	$(12,753)	$23,527	$(42,383)
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	December 31, 2025	March 31, 2025
United States and Canada	$45,585	$40,149
Europe, Middle East, and Africa	3,349	6,751
Asia Pacific and China	50	66
Consolidated property and equipment, net	$48,984	$46,966

	December 31, 2025	March 31, 2025
United States and Canada	$1,438	$2,030
Europe, Middle East, and Africa	6,139	7,877
Asia Pacific and China	—	17
Consolidated right-of-use assets	$7,577	$9,924

	December 31, 2025	March 31, 2025
United States and Canada	$94,121	$108,580
Europe, Middle East, and Africa	129,120	145,253
Asia Pacific and China	3,720	3,864
Consolidated intangible assets, net	$226,961	$257,697
Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three months ended December 31, 2025
	ODS	AGP	Total
United States and Canada	$34,114	$28,685	$62,799
Europe, Middle East, and Africa	31,256	12,495	43,751
Asia Pacific and China	33,342	11,436	44,778
Mexico, Central America, and South America	844	—	844
Elimination	—	—	(773)
Consolidated net revenue	$99,556	$52,616	$151,399

	Three months ended December 31, 2024
	ODS	AGP	Total
United States and Canada	$36,089	$27,819	$63,908
Europe, Middle East, and Africa	32,272	10,870	43,142
Asia Pacific and China	22,081	5,548	27,629
Mexico, Central America, and South America	1,294	4	1,298
Elimination	—	—	(1,340)
Consolidated net revenue	$91,736	$44,241	$134,637

	Nine months ended December 31, 2025
	ODS	AGP	Total
United States and Canada	$105,517	$68,176	$173,693
Europe, Middle East, and Africa	86,921	35,494	122,415
Asia Pacific and China	95,976	29,757	125,733
Mexico, Central America, and South America	3,054	166	3,220
Elimination	—	—	(2,359)
Consolidated net revenue	$291,468	$133,593	$422,702

	Nine months ended December 31, 2024
	ODS	AGP	Total
United States and Canada	$103,638	$75,965	$179,603
Europe, Middle East, and Africa	92,822	31,418	124,240
Asia Pacific and China	55,341	12,577	67,918
Mexico, Central America, and South America	2,999	19	3,018
Elimination	—	—	(3,425)
Consolidated net revenue	$254,800	$119,979	$371,354
Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment follows:

	ODS	AGP	Total
Goodwill as of March 31, 2025	$80,176	$141,565	$221,741
Foreign currency translation	$—	$2,047	$2,047
Goodwill as of December 31, 2025	$80,176	$143,612	$223,788

The Company evaluates goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate they would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the nine months ended December 31, 2025, no occurrence of events or circumstances indicated

they would more likely than not reduce the fair value of a reporting unit below its carrying value. As such, no impairment of goodwill was recognized during the period.

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
Intangible Assets
Finite-lived intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives. The Company evaluates intangible assets other than goodwill for impairment at least annually or upon the occurrence of events or circumstances that indicate the carrying value of an asset may not be recoverable. In determining whether an impairment exists, the Company considers factors such as changes in the use of the asset, changes in the legal or business environment, and current or historical operating or cash flow losses. Based on the analysis performed, no impairment was identified during the three and nine months ended December 31, 2025 or the fiscal year ended March 31, 2025.
The components of intangible assets were as follows as of the periods indicated:

	As of December 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	10.59 years	$138,325	$(46,515)	$91,810
Developed technology	2.62 years	145,764	(94,317)	51,447
Publisher relationships	15.16 years	109,836	(26,132)	83,704
Total		$393,925	$(166,964)	$226,961

	As of March 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.29 years	$137,094	$(39,153)	$97,941
Developed technology	3.34 years	144,948	(78,526)	66,422
Trade names	0.33 years	69,966	(63,844)	6,122
Publisher relationships	15.89 years	108,879	(21,667)	87,212
Total		$460,887	$(203,190)	$257,697
The Company recorded amortization expense of $8,868 and $32,729, respectively, during the three and nine months ended December 31, 2025, and $13,474 and $42,183, respectively, during the three and nine months ended December 31, 2024, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
During the nine months ended December 31, 2025, certain fully amortized intangible assets of approximately $70,242 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.
During the year ended March 31, 2025, certain fully amortized intangible assets of approximately $31,000 were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.

Estimated amortization expense in future fiscal years is expected to be:

Fiscal year 2026	$8,874
Fiscal year 2027	35,498
Fiscal year 2028	35,498
Fiscal year 2029	18,515
Fiscal year 2030	14,700
Thereafter	113,876
Total	$226,961
Note 7—Accounts Receivable

	December 31, 2025	March 31, 2025
Billed	$142,435	$106,880
Unbilled	111,358	84,438
Allowance for credit losses	(8,469)	(9,548)
Accounts receivable, net	$245,324	$181,770
Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after period-end. All unbilled receivables as of December 31, 2025 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
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

Changes in the allowance for credit losses on trade receivables were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Balance, beginning of period	$9,368	$8,938	$9,548	$9,706
Provision for credit losses	(653)	846	189	2,144
Write-offs	(246)	(656)	(1,268)	(2,722)
Balance, end of period	$8,469	$9,128	$8,469	$9,128
The Company recorded a credit gain of $653 and $189 of credit loss expense during the three and nine months ended December 31, 2025, respectively, and $846 and $2,144 of credit loss expense during the three and nine months ended December 31, 2024, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

Note 8—Property and Equipment

	December 31, 2025	March 31, 2025
Computer-related equipment	$8,880	$7,933
Developed software	138,928	115,816
Furniture and fixtures	1,503	1,442
Leasehold improvements	3,702	3,648
Property and equipment, gross	153,013	128,839
Accumulated depreciation	(104,029)	(81,873)
Property and equipment, net	$48,984	$46,966
Depreciation expense was $7,698 and $22,039 for the three and nine months ended December 31, 2025, respectively, and $6,139 and $17,601 for the three and nine months ended December 31, 2024, respectively. Depreciation expense for the three and nine months ended December 31, 2025, includes $7,698 and $22,039, respectively, related to internal-use assets included in general and administrative expense. No depreciation expense was incurred related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue. Depreciation expense for the three and nine months ended December 31, 2024, includes $6,122 and $17,399, respectively, related to internal-use assets included in general and administrative expense and $17 and $202, respectively, related to internally developed software to be sold, leased, or otherwise marketed included in other direct costs of revenue.
Cloud Computing Arrangements
As of December 31, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $4,808, of which $1,233 was included in prepaid expenses and other current assets and $3,575 was included in other non-current assets.
As of March 31, 2025, the net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage was $5,733, of which $1,233 was included in prepaid expenses and other current assets and $4,500 was included in other non-current assets.
For the nine months ended December 31, 2025 and 2024, amortization expenses for implementation costs of cloud-based computing arrangements were $925 and $921, respectively.
Note 9—Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Accrued expenses	$10,454	$8,913
Accrued interest	122	1,949
Foreign income tax payable	17,961	15,015
Current lease liabilities	3,249	3,390
Other current liabilities	12,015	8,851
Total	$43,801	$38,118

On a quarterly basis, the Company performs an assessment on the fair value of its contingent consideration associated with the Company’s acquisition of In App Video Services UK LTD (“In App”). Based on the purchase agreement, executed on November 1, 2022, consideration included potential annual earn-out payments based on meeting annual revenue targets for the calendar years ended December 31, 2022, 2023, 2024, and 2025. The annual earn-out payments are up to $250 for the year ended December 31, 2022, and $1,000 for each of the calendar years ended December 31, 2023, 2024, and 2025. Also, the agreement outlines an incremental earn-out payment to be made for each of the calendar years ended 2023, 2024, and 2025 in an amount equal to 25% of revenue that is more than 150% of that calendar year’s revenue target. Given that calendar year ended 2025 represents the final year of the earn-out, the Company determined the final payment based on the calendar year 2025 revenue, and the remaining liability associated with the purchase agreement is no longer considered contingent.
As of December 31, 2025 and March 31, 2025, the current balance of the earn-out liability related to In App was $875 and $1,644, respectively. As of December 31, 2025, the entirety of the liability is included within other current liabilities, to be paid in the fourth quarter of the fiscal year. As a result of the Company’s assessments during the nine months ended December 31, 2025, a loss equal to the final change in fair value of $231 was recorded.
During the nine months ended December 31, 2025, the Company made total payments of approximately $1,000 as a result of In App meeting the 2024 calendar goals during the fiscal year ended March 31, 2025. During the nine months ended December 31, 2024, the Company made total payments of $0, as the payment for In App meeting the 2023 calendar goals were paid during the fourth quarter of fiscal year 2024. The Company performed an assessment on the fair value of the contingent consideration for the nine months ended December 31, 2024 and, as a result, a remeasurement loss equal to the change in fair value of $300 was recorded.
Note 10—Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Non-current lease liabilities	$4,451	$6,111
Contingent consideration	—	644
Other long-term liabilities	4,593	4,620
Total	$9,044	$11,375
Note 11—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	December 31, 2025
	Balance	Interest Rate
Term loans (subject to variable interest rate)	$375,000	11.68%

	March 31, 2025
	Balance	Interest Rate	Unused Line Fee
Revolver (subject to variable interest rate)	$411,000	8.17%	0.35%

Debt obligations on the consolidated balance sheets consist of the following:

	December 31, 2025	March 31, 2025
Revolver	$—	$411,000
Term loans	375,000	—
Less: Original issuance discount	(11,965)
Less: Debt issuance costs	(8,067)	(2,313)
Total debt, net	354,968	408,687
Less: Current portion of debt	(4,688)	—
Long-term debt, net of debt discount and issuance costs	$350,280	$408,687
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
The Company incurred debt issuance costs of $15,861 for the Amended and Restated Credit Agreement, inclusive of costs incurred for the prior amendments. Deferred debt issuance costs were recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs were amortized on a straight-line basis over the term.
Because the Company refinanced the Amended and Restated Credit Agreement as described below, the Company terminated and fully paid off the outstanding balance of the revolver as of December 31, 2025, and all remaining deferred debt issuance costs were fully amortized on the effective date of termination.
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
During the three and nine months ended December 31, 2025, subsequent to the execution of the Financing Agreement, the Company made payments of $44,908 and $55,000, respectively, on the principal of the Loans with proceeds raised from utilizing the Company’s At-the-Market offering (see Note 12—At-the-Market Offering), except for $3,002, which was paid with operating cash. Under the Financing Agreement, any and all proceeds raised from an equity issuance during the term of the Loans are subject to use for mandatory prepayment of the Loans, including proceeds from at-the-market equity issuances. Under the Financing Agreement, the Company has the option to retain proceeds from one or more at-the-market equity issuances up to the aggregate amount not to exceed $5,000. As of December 31, 2025, the Company has not retained any proceeds from such equity issuances.
Pursuant to the Financing Agreement, the Company issued warrants to the lenders providing the term loans. The Company recorded the warrants as a liability at their full fair value and allocated the remaining proceeds from the incremental borrowings of the Financing Agreement to the Term Loans, net of a discount.
The Loans accrue interest, at the Company’s option, at a term SOFR rate or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter, beginning September 30, 2026, until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. As of December 31, 2025, $4,688 was recorded under short-term debt, net of debt discount and issuance costs, with the remainder of the principal of the Loans recorded as long-term debt, net of debt discount and issuance costs.
As of December 31, 2025, the future principal payments for the outstanding debt are as follows:

Future principal payments due for fiscal years ended March 31:
2026	$—
2027	7,032
2028	9,376
2029	9,376
2030	349,216
Total payments	$375,000
The remaining principal amount is scheduled to be repaid at maturity in fiscal year 2030. The Company would be required to pay certain escalating exit fees and duration fees if one of the two remaining tranches of term loans are not repaid by certain dates.
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $20,000 from and after April 1, 2026 until the maturity date, of which no less than $10,000 must be maintained within the United States. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if one of the two remaining tranches of term loans is not repaid by a certain date.
As of December 31, 2025, the Company was in compliance with all covenants under the Financing Agreement.

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
The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. During the three and nine months ended December 31, 2025, the Company recorded a $1,600 gain and $735 loss on changes in the fair value of the derivative liability, respectively. The table below is a summary of changes in the fair value of the Company’s valuations for the derivative liability for the nine months ended December 31, 2025:

Derivative Liability
Balance as of March 31, 2025	$—
Issuance of 2025 Warrants	3,667
Change in fair value	735
Balance as of December 31, 2025	$4,402
Interest expense, net
Interest expense, net, and unused line of credit fees were recorded in interest expense, net, on the condensed consolidated statements of operations and comprehensive (loss) income, as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Interest expense, net	$(13,561)	$(7,900)	$(33,839)	$(24,462)
Unused line of credit fees and other	—	(13)	(20)	(176)
Total interest expense, net	$(13,561)	$(7,913)	$(33,859)	$(24,638)
Note 12—At-the-Market Offering
On August 5th, 2025, the Company entered into a Sales Agreement with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. As of three and nine months ended December 31, 2025, the Company sold 6,820,047 and 9,945,136 shares of Common Stock at an average selling price of $6.54 and $5.89 per share, yielding aggregate gross proceeds of $44,573 and $58,566, and incurred commission costs of $1,337 and $1,757 associated with such sales.

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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of December 31, 2025, 2,694,109 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2025	7,239,383	$9.13	6.02	$3,738
Granted	1,168,725	4.45
Exercised	(1,196,522)	1.99
Forfeited / Expired	(482,781)	17.49
Options outstanding as of December 31, 2025	6,728,805	$9.00	6.50	$8,829
Exercisable as of December 31, 2025	4,231,570	$11.69	5.02	$6,114
At December 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $6,295, with an expected remaining weighted-average recognition period of 2.09 years.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2025	5,575,944	$5.53
Granted	3,195,023	4.39
Vested	(2,494,867)	5.04
Forfeited	(585,613)	5.46
Unvested restricted shares outstanding as of December 31, 2025	5,690,487	$4.81
At December 31, 2025, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs, net of estimated forfeitures was $16,054, with an expected remaining weighted-average recognition period of 1.89 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended December 31, 2025, was $495 and $12,213, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense for the three and nine months ended December 31, 2024, was $8,250 and $25,417, respectively, and was recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
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
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net income (loss) per common share	$5,107	$(23,131)	$(30,392)	$(73,273)
Weighted-average common shares outstanding, basic	115,921	104,148	110,593	103,201
Basic net income / (loss) per common share	$0.04	$(0.22)	$(0.27)	$(0.71)
Weighted-average common shares outstanding, diluted	120,474	104,148	110,593	103,201
Diluted net income / (loss) per common share	$0.03	$(0.22)	$(0.27)	$(0.71)
Anti-dilutive outstanding securities of 4,126,024 for the nine months ended December 31, 2025, and 8,340,265 and 8,309,117 for the three and nine months ended December 31, 2024, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive driven by the net loss position for such periods. Dilutive securities of 4,552,472 were included for the three months ended

December 31, 2025 driven by the Company’s quarter-to-date net income position. Additionally, the unrealized gain (loss) on derivatives has been removed from the calculation of net income for the purpose of calculating diluted net income per share.
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
During the three and nine months ended December 31, 2025, a tax provision expense of $3,237 and a tax provision expense of $2,596, respectively, resulted in an effective tax rate of 38.8% and (9.3)%, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to foreign tax rate differences and a valuation allowance on loss from operations.
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
Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s financial statements for the three and nine months ended December 31, 2025.
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
No charges were incurred related to the transformation program for the nine months ended December 31, 2025.
During the year ended March 31, 2025, the Company incurred expenses of $2,886 related to our transformation program, which related specifically to severance costs, and was fully paid as of March 31, 2025. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits.
Note 17—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $201,925 over the next five fiscal years.
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

Note 18—Subsequent Events
Termination of At-the-Market Offering Program
On February 2, 2026, the Company delivered notice to RBC Capital Markets, LLC (“RBC”) and Craig-Hallum Capital Group LLC (collectively, the "Agents") of the termination of the Sales Agreement, dated as of August 5, 2025 (the "Sales Agreement"), pursuant to which the Company could offer and sell, from time to time, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000 through the Agents, as sales agents. The Company terminated the Sales Agreement at its sole discretion, as permitted under Section 7(a) of the Sales Agreement. The termination was effective as of February 2, 2026. As of the termination date, the Company had sold an aggregate of 9,945,136 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $58,566.

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
Recent Developments
Impact of Economic Conditions and Geopolitical Developments
Our results of operations are affected by macroeconomic conditions and geopolitical developments, including but not limited to levels of business and consumer confidence, actions taken by governments to counter inflation, potential trade disputes, including but not limited to any U.S. government actions against China-based developers and publishers, Russia’s invasion of Ukraine, and the recent conflict in Israel.
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
During the three and nine months ended December 31, 2025, the Company made a payments of $44,908 and $55,000, respectively, on the principal of the Loans with proceeds raised from utilizing the Company’s At-the-Market offering, except for $3,002, which was paid with operating cash. Under the Financing Agreement, the Company has the option to retain proceeds from one or more at-the-market equity issuances up to the aggregate amount not to exceed $5,000. As of December 31, 2025, the Company has not retained any proceeds from such equity issuances.
The Loans accrue interest, at the Company’s option, at a term SOFR rate or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if one of the two remaining tranches of term loans is not repaid by a certain date.
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $20,000 from and after April 1, 2026 until the maturity date, of which no less than $10,000 must be maintained within the United States.
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
ATM Offering
On August 5th, 2025, the Company entered into a Sales Agreement with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. During the nine months ended December 31, 2025, the Company sold 9,945,136 shares of Common Stock at an average selling price of $5.89 per share, yielding aggregate gross proceeds of $58,566, and incurred commission costs of $1,757 associated with such sales.
Net proceeds raised subsequent to the execution of the Financing Agreement were used to prepay the principal of the Loans, as required under the Financing Agreement.
On February 2, 2026, the Company delivered notice to RBC Capital Markets, LLC (“RBC”) and Craig-Hallum Capital Group LLC (collectively, the "Agents") of the termination of the Sales Agreement, dated as of August 5, 2025 (the "Sales Agreement"), pursuant to which the Company could offer and sell, from time to time, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000 through the Agents, as sales agents. The Company terminated the Sales Agreement at its sole discretion, as permitted under Section 7(a) of the Sales Agreement. The termination was effective as of February 2, 2026. As of the termination date, the Company had sold an aggregate of 9,945,136 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $58,566.

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
This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged in the planning, design and business process review that would not qualify as software configuration and implementation costs. In addition, the Company is incurring duplicative personnel and other operating costs to maintain legacy systems and operations during the deployment of the new systems and certain other ancillary platforms and systems. The Company completed the first deployment phase in the third quarter of fiscal year 2024. Costs are anticipated to be incurred through various deployment phases that are expected to continue through early fiscal year 2026. The Company incurred $31 and $1,309 of business transformation costs during the nine months ended December 31, 2025 and December 31, 2024, respectively. These costs are recorded in General and Administrative expenses and Product Development expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Additionally, the Company is in the process of initiating further transformation efforts. The Company launched an additional transformation effort in October 2024, in which the Company began a transformation program intended to improve various measures across the organization. These measures include but were not limited to current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intend to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, the Company implemented a two phased reduction in our workforce, one in November 2024 and the other in January 2025. No costs associated with our transformation program were incurred during the nine months ended December 31, 2025. During the fiscal year ended March 31, 2025, the Company incurred expenses of $2,886, related to our transformation program primarily consisting of severance and other one-time termination benefits. The transformation program included several other initiatives and was substantially completed in the fourth quarter of fiscal year 2025. The transformation program was targeted to yield more than $25,000 in annual cash expense savings.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2025	2024	% of Change	2025	2024	% of Change
Net revenue	$151,399	$134,637	12.4%	$422,702	$371,354	13.8%
Costs of revenue and operating expenses
Revenue share	64,425	69,947	(7.9)%	185,656	182,092	2.0%
Other direct costs of revenue	12,205	8,954	36.3%	34,251	25,182	36.0%
Product development	9,892	10,203	(3.0)%	31,018	30,350	2.2%
Sales and marketing	14,326	15,494	(7.5)%	42,361	47,628	(11.1)%
General and administrative	28,897	42,792	(32.5)%	105,889	128,485	(17.6)%
Total costs of revenue and operating expenses	129,745	147,390	(12.0)%	399,175	413,737	(3.5)%
Income (loss) from operations	21,654	(12,753)	(269.8)%	23,527	(42,383)	(155.5)%
Interest and other (expense) income, net
Change in fair value of contingent consideration	(231)	(500)	(53.8)%	(231)	(300)	(23.0)%
Interest expense, net	(13,561)	(7,913)	71.4%	(33,859)	(24,638)	37.4%
Amortization of debt discount and issuance costs	(4,007)	(533)	651.8%	(7,939)	(1,290)	515.4%
Unrealized gain (loss) on derivatives	1,600	—	100.0%	(735)	—	100.0%
Foreign exchange transaction gain	2,815	1,037	171.5%	3,037	879	245.5%
Loss on extinguishment of debt	—	—	100.0%	(9,795)	—	100.0%
Other (expense) income, net	74	(57)	229.8%	(1,801)	21	(8676.2)%
Total interest and other expense, net	(13,310)	(7,966)	67.1%	(51,323)	(25,328)	102.6%
Income (loss) before income taxes	8,344	(20,719)	(140.3)%	(27,796)	(67,711)	(58.9)%
Income tax provision	3,237	2,412	34.2%	2,596	5,562	(53.3)%
Net income (loss)	5,107	(23,131)	(122.1)%	(30,392)	(73,273)	(58.5)%
Net revenue

	Three months ended December 31,			Nine months ended December 31,
	2025	2024	% of Change	2025	2024	% of Change
Net revenue
On Device Solutions	$99,556	$91,736	8.5%	$291,468	$254,800	14.4%
App Growth Platform	52,616	44,241	18.9%	133,593	119,979	11.3%
Elimination	(773)	(1,340)	(42.3)%	(2,359)	(3,425)	(31.1)%
Total net revenue	$151,399	$134,637	12.4%	$422,702	$371,354	13.8%
Comparison of the three and nine months ended December 31, 2025 and 2024
Over the three-month comparative periods, net revenue increased by $16,762 or 12.4%, and over the nine-month comparative periods, net revenue increased by $51,348 or 13.8%. See the segment discussion below for further details regarding net revenue.

On Device Solutions
ODS revenue for the three months ended December 31, 2025, increased by $7,820 or 8.5% compared to the three months ended December 31, 2024. Revenue from content media increased by $279, primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices., and revenue from application media increased by approximately $7,541. This increase was primarily due to higher device volumes internationally and an increase in revenue-per-device in the US and internationally, offset by lower device volumes in the US. The increase in revenue was primarily driven by improved performance in the Asia Pacific and China regions.

ODS revenue for the nine months ended December 31, 2025, increased by $36,668 or 14.4% compared to the nine months ended December 31, 2024. Revenue from content media increased by approximately $1,144 primarily due to increased activity with a carrier that resulted in higher daily active users on prepaid devices. In addition, application media revenue increased by approximately $35,524 for the nine months ended December 31, 2025. The increase in revenue in application media was primarily due to higher device volumes internationally and an increase in revenue-per-device in the US and internationally, offset by lower device volumes in the US. The increase in revenue was primarily driven by improved performance in the Asia Pacific and China regions.
App Growth Platform
AGP revenue for the three months ended December 31, 2025, increased by $8,375 or 18.9% compared to the three months ended December 31, 2024. The increase was primarily driven by higher advertising exchange revenue of approximately $9,719, which was largely due to the continued onboarding of new publishers and demand partners. This increase was partially offset by a decline in performance and brand advertising revenue by approximately $1,073 primarily due to reduced demand by a major brand and a decrease in private marketplace spend. The increase in AGP revenue was primarily driven by higher performance in the Asia Pacific and China regions. Revenues from reseller partnerships decreased by $271, between the comparable periods.
AGP revenue for the nine months ended December 31, 2025, increased by $13,614 or 11.3% compared to the nine months ended December 31, 2024. The increase was primarily a result of an increase in advertising exchange of approximately $22,591, which was largely due to the continued onboarding of new publishers and demand partners. Performance and brand advertising revenue declined by approximately $8,148 primarily due to reduced demand by major brands. The increase in AGP revenue was primarily due to higher performance in the Asia Pacific and China regions. Revenues from reseller partnerships decreased by $829, between the comparable periods.
Costs of revenue and operating expenses

	Three months ended December 31,			Nine months ended December 31,
	2025	2024	% of Change	2025	2024	% of Change
Costs of revenue and operating expenses
Revenue share	$64,425	$69,947	(7.9)%	$185,656	$182,092	2.0%
Other direct costs of revenue	12,205	8,954	36.3%	34,251	25,182	36.0%
Product development	9,892	10,203	(3.0)%	31,018	30,350	2.2%
Sales and marketing	14,326	15,494	(7.5)%	42,361	47,628	(11.1)%
General and administrative	28,897	42,792	(32.5)%	105,889	128,485	(17.6)%
Total costs of revenue and operating expenses	$129,745	$147,390	(12.0)%	$399,175	$413,737	(3.5)%
Comparison of the three and nine months ended December 31, 2025 and 2024
Total costs of revenue and operating expenses decreased by $17,645 or 12.0% and decreased by $14,562 or 3.5%, respectively, for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024.

The decrease in total costs of revenue and operating expenses for the three months ended December 31, 2025 was due to a decrease in revenue share, product development expenses, sales and marketing expenses, and general and administrative expenses. These decreases were partially offset by higher other direct costs of revenue.
The decrease in total costs of revenue and operating expenses for the nine months ended December 31, 2025 was due to a decrease in sales and marketing expenses and general and administrative expenses. These decreases were partially offset by higher revenue share, other direct costs of revenue, and product development expenses.
Costs of revenue and operating expenses included total business transformation, acquisition-related expenses, and severance costs of $33 and $569 for the three and nine months ended December 31, 2025, respectively, compared to $3,094 and $5,228 for the three and nine months ended December 31, 2024, respectively.
Revenue share
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers, and are recorded as a cost of revenue.
Revenue share decreased by $5,522 or 7.9% to $64,425 for the three months ended December 31, 2025, and was 42.6% as a percentage of total net revenue compared to $69,947, or 52.0% of total net revenue, for the three months ended December 31, 2024. The decrease in revenue share and revenue share as a percentage of total net revenue was driven by product mix changes, including certain high-margin product lines driving a higher percentage of total net revenue between the comparative periods.
Revenue share increased by $3,564 or 2.0% to $185,656 for the nine months ended December 31, 2025, and was 43.9% as a percentage of total net revenue compared to $182,092, or 49.0% of total net revenue, for the nine months ended December 31, 2024. The increase in revenue share was attributable to the increase in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. The decrease in revenue share as a percentage of total net revenue was driven by product mix changes, including certain high-margin product lines driving a higher percentage of total net revenue between the comparative periods.
Other direct costs of revenue
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and bidding and platform fees, which are fees incurred by the Company for facilitating certain programmatic ad transactions on our exchange platform. These fees are generally calculated as a percentage of gross advertising spend.
Other direct costs of revenue increased by $3,251 or 36.3% to $12,205 for the three months ended December 31, 2025, and was 8.1% as a percentage of total net revenue compared to $8,954, or 6.7% of total net revenue, for the three months ended December 31, 2024.
The increase in other direct costs for the three months ended December 31, 2025 was primarily driven by favorable monetization methodology changes implemented to the exchange. This change, while driving an increase in bidding and platform fees, also increased revenue, which resulted in a higher margin for the exchange platform. The increase in other direct costs was further driven by the achievement of higher revenue targets in the current year. The increase in other direct costs of revenue as a percentage of total net revenue was also due to the monetization methodology changes.
Other direct costs of revenue increased by $9,069 or 36.0% to $34,251 for the nine months ended December 31, 2025, and was 8.1% as a percentage of total net revenue compared to $25,182, or 6.8% of total net revenue, for the nine months ended December 31, 2024.

The increase in other direct costs for the nine months ended December 31, 2025 was primarily driven by favorable monetization methodology changes implemented to the exchange. This change, while driving an increase in bidding and platform fees, also increased revenue, which resulted in a higher margin for the exchange platform. The increase in other direct costs was further driven by the achievement of higher revenue targets in the current year. This increase was offset by lower amortization of developed technology intangible assets between comparable periods. The increase in other direct costs of revenue as a percentage of total net revenue was primarily due to the monetization methodology changes.
Product development

Product development expenses include the development and maintenance of the Company’s product suite. Expenses in this area are primarily a function of personnel. Additionally, product development expenses include certain integration and business transformation costs, which may impact the comparability of product development expenses between periods.

Product development expenses decreased by $311 or 3.0% to $9,892 for the three months ended December 31, 2025, compared to $10,203 for the three months ended December 31, 2024. There were no severance costs included in product development expenses for the three months ended December 31, 2025. Product development expenses included severance costs of $491 for the three months ended December 31, 2024.

Product development expenses, after excluding severance costs, increased by approximately $180 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase in product development expenses was driven by higher employee-related costs, primarily cash incentive compensation, of $1,438. The increase was partially offset by a decrease in professional service fees of $933, an increase in offsetting capitalization of labor costs related to internally-developed software of $162, and a decrease in hosting and software costs of $163.
Product development expenses increased by $668 or 2.2% to $31,018 for the nine months ended December 31, 2025, compared to $30,350 for the nine months ended December 31, 2024. Product development expenses included severance costs of approximately $105 for the nine months ended December 31, 2025. Product development expenses included severance costs of approximately $671 for the nine months ended December 31, 2024.
Product development expenses, after excluding severance costs, increased by approximately $1,234 for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The increase in product development expenses was primarily driven by higher employee-related costs, primarily cash incentive compensation, of $2,860 and an increase in hosting and software costs of $973. These increases were partially offset by a decrease in professional service fees of $2,045, an increase in offsetting capitalization of labor costs related to internally-developed software of approximately $323, and a decrease in other costs, including travel and recruiting of $231.
Product development expenses, excluding severance costs, changed to 6.5% and 7.3% of total net revenue for the three and nine months ended December 31, 2025, respectively, compared to 7.2% and 8.0% of total net revenue for the three and nine months ended December 31, 2024, respectively. The decrease in product development expenses as a percentage of total net revenue for the three and nine months ended December 31, 2025 was primarily due to revenues increasing at a rate faster than product development expenses.
Sales and marketing
Sales and marketing expenses represent the costs of sales and marketing personnel, advertising and marketing campaigns, and campaign management. Additionally, sales and marketing expenses include certain integration and business transformation costs, which may impact the comparability of sales and marketing expenses between periods.
Sales and marketing expenses decreased by $1,168 or 7.5% to $14,326 for the three months ended December 31, 2025, and was 9.5% as a percentage of total net revenue compared to $15,494, or 11.5% of total net revenue, for the three months ended December 31, 2024. Sales and marketing expenses included severance costs of approximately $33 and $1,018 for the three months ended December 31, 2025 and December 31, 2024, respectively.

Sales and marketing expenses, after excluding severance expenses, decreased by approximately $183 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in sales and marketing expenses was primarily due to a higher offsetting capitalization of labor costs related to internally-developed software of approximately $502, lower events and generation costs of $280, and lower other operating costs, including various travel and facilities costs of $262. These decreases were offset by an increase in employee-related costs of $861.
Sales and marketing expenses decreased by $5,267 or 11.1% to $42,361 for the nine months ended December 31, 2025, and was 10.0% as a percentage of total net revenue compared to $47,628, or 12.8% of total net revenue, for the nine months ended December 31, 2024. Sales and marketing expenses included severance costs of approximately $388 for the nine months ended December 31, 2025. Sales and marketing expenses included severance costs of approximately $1,524 for the nine months ended December 31, 2024.
Sales and marketing expenses, after excluding severance expenses, decreased by approximately $4,131 for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease in sales and marketing expenses was primarily due to lower employee-related costs of $1,259, inclusive of increased cash incentive compensation, higher offsetting capitalization of labor costs related to internally-developed software of approximately $2,128, and lower sales costs for marketing events and lead generation of $743.
The decrease in sales and marketing expenses as a percentage of total net revenue for the three and nine months ended December 31, 2025 were driven by a decrease in overall headcount, improved sales performance, and an increase in offsetting capitalization of employee-related costs.
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
General and administrative expenses decreased by $13,895 or 32.5% to $28,897 for the three months ended December 31, 2025 compared to $42,792 for the three months ended December 31, 2024. There were no severance and business transformation costs included in general and administrative expenses for the three months ended December 31, 2025. General and administrative expenses included severance, acquisition-related, and business transformation costs of approximately $1,585 for the three months ended December 31, 2024.
General and administrative expenses, after excluding severance, acquisition-related, and business transformations costs, decreased by $12,310 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease was primarily due to lower stock-based compensation expense of $7,688, lower depreciation and amortization of $3,041 related to certain intangible assets that became fully amortized in the prior quarter, lower credit loss expense of $1,499, a decrease in facilities expense of $2,040, and a decrease in other costs of $654. These decreases were partially offset by higher costs for professional service fees of $937 and higher employee-related costs of $1,648, primarily driven by cash incentive compensation.
General and administrative expenses decreased by $22,596 or 17.6% to $105,889 for the nine months ended December 31, 2025, compared to $128,485 for the nine months ended December 31, 2024. General and administrative expenses included severance and business transformation costs of approximately $76 for the nine months ended December 31, 2025. General and administrative expenses included severance, acquisition-related, and business transformation costs of $3,033 for the nine months ended December 31, 2024.

General and administrative expenses, after excluding severance, acquisition-related, and business transformation costs, decreased by $19,639 for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease was primarily due to lower stock-based compensation expense of $13,183, lower depreciation and amortization of $4,841 related to certain intangible assets that became fully amortized between comparative periods, lower credit loss expense of $1,955, lower facilities costs of $2,283, lower software and license fees of $381, lower recruiting and relocation costs of $472, and a decrease in other costs of $677. These decreases were partially offset by higher employee-related costs of $2,620, primarily cash incentive compensation, and higher professional fees of $1,529.
Interest and other income (expense), net

	Three months ended December 31,			Nine months ended December 31,
	2025	2024	% of Change	2025	2024	% of Change
Interest and other (expense) income, net
Change in fair value of contingent consideration	$(231)	$(500)	(53.8)%	$(231)	$(300)	(23.0)%
Interest expense, net	$(13,561)	$(7,913)	71.4%	(33,859)	(24,638)	37.4%
Amortization of debt discount and issuance costs	(4,007)	(533)	651.8%	(7,939)	(1,290)	515.4%
Unrealized gain (loss) on derivatives	1,600	—	100.0%	(735)	—	100.0%
Foreign exchange transaction gain	2,815	1,037	171.5%	3,037	879	245.5%
Loss on extinguishment of debt	—	—	100.0%	(9,795)	—	100.0%
Other (expense) income, net	74	(57)	(229.8)%	(1,801)	21	(8,676.2)%
Total interest and other (expense), net	$(13,310)	$(7,966)	67.1%	$(51,323)	$(25,328)	102.6%
Comparison of the three and nine months ended December 31, 2025 and 2024
Interest expense, net
For the three and nine months ended December 31, 2025, interest expense, net, increased by $5,648 or 71.4% and $9,221 or 37.4%, respectively, compared to the three and nine months ended December 31, 2024. The increase was primarily due to increased interest rates of 511 basis points and 268 basis points for the three and nine months, respectively. For the three and nine months ended December 31, 2025 the Company had lower average outstanding borrowings of $10,101 and higher average outstanding borrowings of $3,841, respectively, over the comparative periods. The decrease for the three months ended December 31, 2025 was due to payments on the term loans of $44,908, and the increase for the nine months ended December 31, 2025 was a result of the negotiated terms under the Company’s August 29, 2025 Financing Agreement, in association with the new term loans.
Amortization of debt discount and issuance costs
For the three and nine months ended December 31, 2025, amortization of debt issuance costs increased by $3,474 or 651.8% and $6,649 or 515.4%, respectively, compared to the three and nine months ended December 31, 2024. The increase for the three months ended December 31, 2025 was primarily due to accelerated amortization of the debt discount and issuance costs associated with voluntary prepayments on the principal balance of the term loans during the period.
The increase for the nine months ended December 31, 2025 was primarily due to increased amortization of issuance costs associated with the Fifth Amendment to the Amended and Restated Credit Agreement, signed on June 13, 2025, contributing to higher monthly amortization beginning in June 2025. Subsequently, on August 29, 2025, the Company signed the Financing Agreement, fully paying off the revolver and replacing it with term loans, at which time all remaining capitalized debt issuance costs associated with the Amended and Restated Credit Agreement were fully amortized as a loss on extinguishment of debt. Additionally, the Company made total payments of $55,000 on the principal of the term loans, at which time a pro rata portion of the original issue discount and debt issuance costs were amortized.

Unrealized loss on derivatives
For the three and nine months ended December 31, 2025, there was an increase in unrealized gains of $1,600 and unrealized loss of $735 on derivatives, respectively, compared to the three and nine months ended December 31, 2024. The increase was due to the issuance of the 2025 Warrants in relation to the Company’s Financing Agreement. The Company classified these warrant instruments as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the 2025 Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations and comprehensive (loss) income as an unrealized gain or loss on derivatives.
Foreign exchange transaction gain (loss)
For the three and nine months ended December 31, 2025, the Company recorded foreign exchange transaction gains of $2,815 and $3,037, respectively. For the three and nine months ended December 31, 2024, the Company recorded foreign exchange transaction losses of $1,037 and $879, respectively. The changes were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Loss on extinguishment of debt
For the three and nine months ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $0 and $9,795, respectively, or 0% and 100.0% compared to the three and nine months ended December 31, 2024, during which no loss on extinguishment was incurred. The increase was driven by the amortization of all remaining debt issuance costs associated with the Company’s revolver in connection with the Amended and Restated Credit Agreement, which was terminated and fully paid as of December 31, 2025.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under the Financing Agreement. As of December 31, 2025, we had unrestricted cash of approximately $40,180 and restricted cash of approximately $243. For the three and nine months ended December 31, 2025, we incurred net income of $5,107 and a net loss of $30,392, respectively, and generated cash from operating activities of $14,176 and $37,424, respectively.
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
We have been and are continuing to explore various cost saving opportunities, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance certain Loan tranches under the Financing Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.

As described above, we are currently seeking to refinance certain Loan tranches under the Financing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. Under the Financing Agreement, the Company is required to pay certain escalating exit fees and duration fees if one of the two remaining tranches of term loans is not repaid by certain dates. If we successfully refinance such Loans on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations, and ability to access debt financing arrangements would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such Loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflict in Ukraine, the political climate related to China, and the conflict in Israel. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance Loan tranches under the Financing Agreement or to fund our other liquidity needs. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025, and Part II, Item 1A in this Report for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Financing Agreement is $375,000 as of December 31, 2025. The maturity date of the Financing Agreement is August 29, 2029, and the outstanding balance is classified as long-term debt, net of debt issuance costs of $8,067, original issuance discount of $11,965, and short-term debt, net of debt discount and issuance costs of $4,688 on our consolidated balance sheets as of December 31, 2025. For further description of the terms of the Financing Agreement, see Note 11—Debt under the heading “Financing Agreement” in the notes to our condensed consolidated financial statements under Part I, Item 1 of this Report.
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
As of December 31, 2025, we were in compliance with all covenants under the Financing Agreement.
As described above, we are currently seeking to refinance certain Loan tranches under the Financing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain Loan tranches under the Financing Agreement by certain dates, the Company will be required to pay exit and duration fees on such tranches when repaid, which could have a material adverse impact on our business, financial condition and results of operations.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $201,925 over the next five fiscal years.
Cash Flow Summary ($ in thousands)

	Nine months ended December 31,
	2025	2024	% of Change
Consolidated statements of cash flows data:
Net cash provided by operating activities	$37,424	$372	9,960.2%
Capital expenditures	(23,172)	(20,533)	12.9%
Net cash used in investing activities	$(23,172)	$(20,533)	12.9%
Proceeds from borrowings, net of original issue discount	418,700	38,000	1,001.8%
Payment of debt issuance costs	(20,486)	(1,627)	1,159.1%
Payment of deferred business acquisition consideration	(1,157)	—	100.0%
Repayment of debt obligations	(466,000)	(13,000)	3,484.6%
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,757	56,809	—	100.0%
Payment of withholding taxes for net share settlement of equity awards	(505)	(231)	118.6%
Options exercised	2,307	103	2,139.8%
Net cash provided by (used in) financing activities	$(10,332)	$23,245	(144.4)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. Our future cash flows from operating activities will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash provided by operating activities was $37,424 for the nine months ended December 31, 2025, compared to $372 for the nine months ended December 31, 2024. The increase of $37,052 was due to the following:
•$42,881 decrease in net loss;
•$822 net decrease due to changes in operating assets and liabilities, driven primarily by working capital changes, specifically an increase in the change in accounts receivable and other current assets, and a decrease in the change in other current liabilities. This was primarily offset by an increase in the change in accrued revenue share and accrued compensation, primarily related to the cash incentive compensation;
• $5,007 net decrease in non-cash charges during the nine months ended December 31, 2025 primarily related to a decrease in amortization over intangibles assets, provision for credit losses, and share based compensation. The decrease was primarily offset by the loss on extinguishment of debt, amortization of debt discount and issuance costs, and the unrealized loss on derivatives in the current period.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. For the nine months ended December 31, 2025, net cash used in investing activities increased by $2,639 to $23,172. Our cash used in investing activities for the nine months ended December 31, 2025 and December 31, 2024, was primarily comprised of capital expenditures related to internally-developed software.

Financing Activities
For the nine months ended December 31, 2025, net cash used in financing activities was $10,332, which was comprised of: (1) proceeds from borrowings, net of original issue discount of $418,700, (2) the repayment of debt obligations of $466,000 related to the termination and pay-down of the Company’s revolver of $411,000 and $55,000 prepayment on the Company’s new term loans, (3) payment of $20,486 for debt issuance costs, (4) payment of deferred business acquisition consideration of $1,157 and (5) payment of payroll withholding taxes for net share settlement of equity awards of $505. These cash outflows were offset by cash inflows comprising of (1) proceeds from the issuance of common stock in connection with at-the-market offering of $56,809 and (2) stock option exercises of $2,307.
For the nine months ended December 31, 2024, net cash provided by financing activities was $23,245, which was comprised of: (1) the repayment of debt obligations of $13,000, and (2) payment of $1,627 of debt issuance costs, and (3) payment of payroll withholding taxes for net share settlement of equity awards of $231. These cash outflows were offset by cash inflows from proceeds from borrowings of $38,000 and stock option exercises of $103.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting policies and estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” of this Report on Form 10-Q for our fiscal third quarter ended December 31, 2025.
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
The Company’s borrowings under its Amended and Restated Credit Agreement were, and after the refinancing of such under the Financing Agreement are, subject to variable interest rates and thus expose the Company to interest rate fluctuations. As of December 31, 2025, the Company had borrowed $375,000 under the Financing Agreement. As of December 31, 2025, the interest rate was 11.68%. Market interest rates have increased significantly, and if market interest rates continue to materially increase, the Company’s results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of $10 per year for every $1,000 of outstanding debt under the Company’s Financing Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have secured and unsecured indebtedness, a portion of which the Company intends to refinance and which could limit our financial flexibility. As of September 30, 2025, we had $375,000 outstanding under the Financing Agreement. As of September 30, 2025, we had unrestricted cash of approximately $40,180 and restricted cash of approximately $243.
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
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows, and the Company would also be required to pay certain escalating exit fees and duration fees if two tranches of term loans are not repaid by certain dates.
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
We are currently seeking to refinance certain tranches under the Refinancing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain Loan tranches under the Financing Agreement by certain dates, the Company will be required to pay exit and duration fees on such tranches when repaid, which could have a material adverse impact on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three and nine months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Termination of At-the-Market Offering Program
On February 2, 2026, the Company delivered notice to RBC Capital Markets, LLC (“RBC”) and Craig-Hallum Capital Group LLC (collectively, the "Agents") of the termination of the Sales Agreement, dated as of August 5, 2025 (the "Sales Agreement"), pursuant to which the Company could offer and sell, from time to time, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000 through the Agents, as sales agents. The Company terminated the Sales Agreement at its sole discretion, as permitted under Section 7(a) of the Sales Agreement. The termination was effective as of February 2, 2026. As of the termination date, the Company had sold an aggregate of 9,945,136 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $58,566.

The Company engaged RBC as its financial advisor in connection with the Financing Agreement and related refinancing of its previous senior credit facility on August 29, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Separation Agreement, effective November 4, 2025, by and between Digital Turbine, Inc. and Senthilkumaran Kanagaratnam (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2025). †

31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Stephen Lasher, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Stephen Lasher, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101
The following financial information from Digital Turbine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Digital Turbine, Inc.

Dated: February 3, 2026	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: February 3, 2026	By:	/s/ Stephen Andrew Lasher
Stephen Andrew Lasher
Chief Financial Officer
(Principal Financial Officer)