Form 10-K
period 2026-03-31
Digital Turbine, Inc.
filed 2026-05-26
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $674,979,264.
As of May 21, 2026, the Company had 120,661,979 shares of its common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

DIGITAL TURBINE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED March 31, 2026

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our operations and financial results are subject to various risks and uncertainties, including but not limited to: those described below and in Item 1A. Risk Factors of this Annual Report, which could harm our business, reputation, financial condition, and results of operations, and adversely affect the trading price of our common stock.
Risks Specific to our Business
•We may not achieve the expected benefits of our transformation program and similar measures we take in the future, and our efforts may adversely affect our business.
•We have a history of net losses.
•We have a limited operating history for our current portfolio of assets.
•Our operations are global in scope, and we face added business, political, regulatory, legal, operational, financial, and economic risks as a result of our international operations.
•Our financial results could vary significantly from quarter-to-quarter and are difficult to predict.
•A significant portion of our revenue is derived from a limited number of wireless carriers and customers.
•The development and use of artificial intelligence (“AI”) in our business, combined with an uncertain regulatory environment, may adversely affect our business, reputation, financial condition, and results of operations.
•System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our business.
•Our business may involve the use, transmission, and storage of confidential information and personally identifiable information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
•The effects of the current and any future general downturns in the United States (“U.S”). and the global economy, including financial market disruptions.
•Our products, services, and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
•Our business and reputation could be impacted by information technology system failures and network disruptions.
•Our business may suffer if we are unable to hire and retain key talent.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, passion, and teamwork that we believe contribute to our success and our business may be harmed.
•If we make future acquisitions, this could require significant management attention and disrupt our business.
•Adverse developments affecting the financial services industry, including events involving liquidity, defaults, or non-performance, could adversely affect our business, financial condition, and results of operations.
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
•Risk related to geopolitical conditions and the global economy, including conflicts, financial markets, inflation, global supply chain, and tariffs.
•Risk related to the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape, including recent tariff increases and trade tensions.
Risks Related to Laws and Regulations
•We are subject to rapidly changing and increasingly stringent laws, regulations and contractual requirements related to privacy, data security, and protection of children.
•We are subject to anti-bribery, anti-corruption, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
•We are subject to governmental economic sanction requirements and export and import controls that could impair our ability to compete in international markets.
•Our ability to use our net operating losses, credits, and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
•Regulatory requirements pertaining to the marketing, advertising, and promotion of our products and services.
•Government regulation of our marketing methods could restrict or prevent our ability to adequately advertise and promote our content, products, and services available in certain jurisdictions.
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
Risks Relating to Our Common Stock and Capital Structure
•We have significant indebtedness, which could limit our financial flexibility.
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
•If our goodwill becomes impaired, we may be required to record significant charges to earnings.
•A material weakness in our internal control over financial reporting and disclosure controls and procedures could, if not remediated, result in material misstatements in our financial statements.
•Maintaining and improving financial controls and being a public company may strain resources.

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
Unless the context otherwise indicates, the use of the terms “we,” “our," “us,” “Digital Turbine,” “DT,” or the “Company” refer to the collective businesses and operations of Digital Turbine, Inc. through its operating and wholly owned subsidiaries including Digital Turbine USA, Inc., Digital Turbine (EMEA) Ltd., Digital Turbine Singapore Pte. Ltd., Digital Turbine Luxembourg S.a.r.l., GmbH, Digital Turbine Media, Inc. (“DT Media”), Digital Turbine (IL) Ltd., Mobile Posse, Inc., Triapodi Ltd and Triapodi Inc. (collectively, “Appreciate”), AdColony Holding AS (“AdColony”), and DT One App Store, Inc.
All U.S. dollar amounts, except share and per share amounts, in this Annual Report are in thousands.
ITEM 1. BUSINESS
Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine,” the “Company,” “we,” or “us”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Our Products and Services
The Company reports its results of operations through the following two segments, each of which represents an operating and a reportable segment, as follows:
On Device Solutions
The Company’s On Device Solutions (“ODS”) business consists of products and services that simplify the discovery and delivery of mobile apps and content media for device end users. ODS is comprised of the following product and service groups:
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

•Sponsored Content - sponsored content media from third-party content providers, presented similarly to an ad, which is monetized when a recommended story is viewed (cost-per-click (“CPC”)); and
•Editorial Content - owned or licensed media, presented similarly to an ad, which is monetized when the media is clicked on (CPC).
•User acquisition tools including SingleTap® and the Company’s DSP (“DT DSP”) that removes friction in the app install process, delivering apps to devices with a single touch, resulting in higher conversion rates.
App Growth Platform
The Company’s App Growth Platform (“AGP”) business consists of Advertising Solutions and Ad Monetization Solutions.
•Advertising Solutions serve two key segments: (1) App Developers and (2) Brands and Agencies - enabling them to execute targeted mobile campaigns on the Company’s direct mobile app inventory.
•App Developers and other performance-focused advertisers execute mobile user acquisition campaigns for their apps and products on the Company’s direct mobile app inventory. This advertiser segment utilizes products such as the DT Demand Side Platform (“DSP”) and Offer Wall (“DT Offer Wall”) to configure targeting, bid prices, and creative assets used for executing the campaign.
•Brands and Agencies run mobile brand-awareness campaigns on the Company’s direct mobile app inventory. The advertiser segment utilizes the Company’s programmatic real-time bidding technology and creative studio to build highly engaging video content that is then used exclusively in campaigns targeting the Company’s direct mobile app inventory.
•Ad Monetization solutions allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. Our Ad Monetization solutions are integrated directly with leading mobile apps and games, connecting their ad inventory to campaigns from DSP, app marketers, brand advertisers, and agencies, primarily through a programmatic, real-time bidding auction, and, in some cases, through the Company’s direct campaign management products such as the DT DSP and DT Offer Wall.
Competition
We operate in a highly competitive and fragmented mobile app ecosystem that includes divisions of large, well-established companies, including public and privately held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
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

•We compete with other DSP providers, some of which are smaller, privately held companies, while others are large, well-established companies such as the Trade Desk, or divisions of large companies, such as AT&T, Google, and Adobe.
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
•brand and reputation; and
•the ability to expand into new offerings and geographies.
Product Development
We devote substantial resources to the development, technology support, and quality assurance of our products in order to meet the needs of our customers and our own strategic objectives. Our product development expenses consist primarily of salaries and benefits for employees and consultants working on creating, developing, editing, programming, performing quality assurance, obtaining wireless carrier ratification, and deploying our products across various wireless carriers, OEMs, advertisers, publishers, and on our internal platforms. Total product development costs incurred for the fiscal years ended March 31, 2026, 2025, and 2024, were $40,476, $39,464, and $54,157, respectively.
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
Under the agreements with wireless carriers and OEMs, the Company manages the monetization of end-user mobile devices through the marketing of application slots or advertisement space/inventory to publishers and/or advertisers by delivering apps or advertisements to the mobile device. The Company generally offers these services under a revenue share model. Revenue share payments to wireless carriers and OEMs are recorded as an expense in our consolidated financial statements.
Supply partners in our AGP business are primarily comprised of app publishers and are generally non-exclusive. Our contracts with publishers are generally one-year in length, renewable annually, and are cancelable with short-term notification periods by either party. Generally, the Company compensates app publishers through a revenue share model or via direct CPM, cost-per-install (“CPI”), cost-per-placement (“CPP”), or cost-per-acquisition (“CPA”) arrangements. Such payments to app publishers are recorded as an expense in our consolidated financial statements.
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
For the fiscal years ended March 31, 2026, 2025, and 2024, the Company did not generate revenue from any single supply partner or customer that was more than 10% of our net revenue.
Business Seasonality
Our revenue, cash flow from operations, operating results, and other key operating and financial measures may vary from quarter-to-quarter due to the seasonal nature of advertiser spending. For example, many advertisers (and their agencies) devote a disproportionate amount of their budgets to the fourth quarter of the calendar year to coincide with increased holiday spending. We expect our revenue, cash flow from operations, operating results, and other key operating and financial measures to fluctuate based on seasonal factors from period-to-period and expect these measures to be generally higher in our third and fourth fiscal quarters than in preceding quarters. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for additional information related to key operating and financial performance metrics.
Human Capital Resources and Culture
We believe the strength of our workforce is critical to our success as we strive to become a more inclusive and diverse technology company. Our team draws from a broad spectrum of experience, including data science, infrastructure, software development, streaming, mobile, and video. As of March 31, 2026, we employed 620 full-time employees globally, including 281 employees in North America, 282 employees in Europe and the Middle East, 51 employees in Asia Pacific, and 6 employees in Latin America. Our key human capital management objectives are to attract, retain, and develop the talent we need to deliver on our commitment to offer and deliver exceptional products and services. Examples of our key programs and initiatives focused on achieving these objectives include:
Total Compensation and Benefits: Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We believe in economic security for all employees and have adopted a Living Wage policy. All employees are eligible for performance bonuses. In addition, during 2025 and 2026, substantially all employees receive a new-hire long-term incentive equity grant and an annual long-term incentive equity grant, based on performance. We also provide our employees twelve weeks of paid short-term disability at 100% of base pay, which includes parental leave.
Culture and Values: We have adopted our culture values of Hustle, Results, Accountability, Global, Freedom and Laugh to help create and foster a culture where every employee is empowered, engaged, and trusted to be their best at work. We welcome people of different backgrounds, experiences, abilities, and perspectives. We embed diverse perspectives in our mindset, products, and teams to empower an equitable and culturally fluent environment. Building and continuously fostering this culture within our teams makes us better collaborators, partners, and innovators.

We sponsor and support employee-led programs designed to create purposeful action to build a stronger and better-connected team. These programs have helped drive meaningful advancements in on-boarding, cross-functional understanding, a mentoring program, and a Digital Turbine Gives campaign where employees volunteer in their local communities on a regular basis.
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
Government Regulation
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business. These laws and regulations involve matters including privacy, data use, data transfer, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, consumer protection, taxation, anti-corruption and political law compliance, and securities law compliance. In particular, we are subject to federal, state, and foreign laws regarding the privacy and protection of people’s data. Foreign data protection, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the U.S. Please refer to the Company’s risk factors disclosed in ITEM 1A. RISK FACTORS, and updates to such risk factors described in subsequent periodic reports filed by the Company with the Securities and Exchange Commission (“SEC”) under Section 13(a) of the Securities Exchange Act of 1934, as amended, for further discussion of government regulations and the associated risks.
Available Information
The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments and other information with the SEC, pursuant to Sections 13(a) and 15(d) of the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at https://www.digitalturbine.com generally as soon as reasonably practicable after such reports are electronically filed or furnished with the SEC. Such reports and other information we file with the SEC may also be found on the SEC’s website at https://www.sec.gov. Information contained on or accessible through our website is not incorporated into, and does not form a part of this Annual Report, or any other report or document we file with the SEC.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes, included elsewhere in this Annual Report. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. See the summary of our risk factors under the section titled “Cautionary Note Regarding Forward-Looking Statements” under Part I of this Annual Report.

Risks Specific to Our Business
We may not achieve the expected benefits of our transformation program and similar measures we take in the future, and our efforts may adversely affect our business.
In October 2024, the Company began a transformation program intended to improve current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intended to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, we implemented a two-phased reduction in our workforce, one in November 2024 and the other in January 2025. The transformation program included several other initiatives and was completed in the fourth quarter of fiscal year 2025.
The transformation program and reduction in force may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. We may further discover that, despite the savings realized from our transformation program and reduction in force, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. The failure to realize the expected benefits of the completed transformation program due to the emergence of unintended consequences could have a material adverse impact on our business, financial condition, and results of operations.
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
The ability to evaluate our business and prospects is hindered by our limited operating history as a combined business following our acquisitions of Appreciate on March 2, 2021, AdColony on April 29, 2021, and Fyber N.V. on May 25, 2021. This challenge is further compounded by the completion of our transformation program and reduction in force as well as the risks and uncertainties in the emerging mobile application advertising industry. To continue to grow our business, we must do the following:
•maintain our current, and develop new, wireless carrier, OEM, application developer, advertiser, and marketplace exchange relationships, in both international and domestic markets;
•retain or improve our current revenue-sharing arrangements;
•continue to develop new high-quality products and services that achieve significant market acceptance;
•continue to develop and upgrade our technology, including AI and machine learning (“ML”);
•continue to enhance our information processing systems;
•execute our business and marketing strategies successfully;
•respond to competitive developments;
•address increasing regulatory requirements, including anti-bribery laws, privacy and data protection laws, AI laws, economic and trade sanctions, and laws relating to content and consumer protection; and
•attract, integrate, retain, and motivate qualified talent.
We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts may be costly and these efforts may not yield the anticipated returns, which could adversely impact our operating results and financial condition.
Our operations are global in scope, and we face added business, political, regulatory, legal, operational,

financial, and economic risks as a result of our international operations and distribution, any of which could increase our costs, hinder our operations, and return to growth.
We have operations in the U.S., China, Germany, Israel, India, Poland, Turkey, and the United Kingdom (“UK”), with a sales presence and customers all over the world. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure such efforts will be successful. We expect our business will return to growth in the foreseeable future as we continue to pursue opportunities globally, which will require the dedication of management attention and financial resources.
We expect international sales and growth to continue to be an important component of our revenue and operations. Risks affecting our international operations include:
•challenges caused by distance, language, and cultural differences;
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
Our revenue and operating results could vary significantly from period-to-period because of a variety of factors, many of which are outside of our control, including the seasonal nature of advertiser spending. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we are not able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter. Additionally, individual products and services, and carrier and OEM relationships, represent meaningful portions of our revenue and margins in any quarter, and the loss of one or more could cause a shortfall in revenue that could adversely affect financial results for that quarter.

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
•changes in pricing policies by us, our competitors, our vendors, or our carriers, and other distributors;
•changes in the mix of direct versus indirect advertising sales, which have varying margin profiles;
•changes in the mix of CPI, CPP, CPA and other advertising fees, and license fee sales, which have varying revenue and margin profiles;
•the seasonality of our industry;
•fluctuations in the size and rate of growth of overall consumer demand for mobile products and services and digital advertising;
•changes in advertising budget allocations or marketing strategies;
•changes to our product, media, customer, or channel mix;
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
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
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
•the impact of macroeconomic conditions and seasonality, whether in the advertising industry in general or among specific types of advertisers or within particular geographies;
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
The development and use of AI in our business, combined with an uncertain regulatory environment, may adversely affect our business, reputation, financial condition, or results of operations.
We are increasingly building AI into certain of our offerings. We use AI technologies in connection with the development of our advertising and monetization solutions, and other product offerings, as well as in other aspects of our business. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
Market acceptance of AI technologies is uncertain, and we may allocate resources toward technologies or products that do not align with customer needs or achieve market acceptance, or are rapidly rendered obsolete. We may be unsuccessful in product development efforts, or our competitors may use AI technologies more efficiently than we do and develop solutions that reduce the competitiveness of our product offerings. We may also incur significant costs and may not achieve any significant revenue from these new offerings. The performance or suitability of third-party models could change in ways that negatively affect the customer experience, and our reliance on third-party models may also limit our ability to differentiate our offerings or control cost and performance characteristics. Any of these factors could adversely affect our business, reputation, or financial results. In addition, our AI platform-based advertising and monetization solutions may fail to deliver the expected targeted precision, revenue-per-device lift, or advertiser return on investment that we or are customers expect, including due to algorithmic and model behaviors, underlying data changes, and speed in execution. Also, generative- and agentic-driven recommendations and capabilities in both the supply-side platform (“SSP”) and DSP space are early stage, and product fit, user trust and monetization of such recommendations and capabilities are still uncertain. Any such expectation or performance failures or lack of or delayed market acceptance may negatively impact customer adoption or renewal of our advertising and monetization solutions, which could have a detrimental impact on our operations and financial performance.

Additionally, the introduction of AI technologies into new or existing products or other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, data protection, or security risks, social or ethical concerns, or other complications that could adversely affect our business, reputation, financial condition or results of operations. In particular, generative AI and interactive chatbots are subject to existing laws of various states and countries such as those regarding privacy, data security, and consumer protection, and the evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Global AI regulatory frameworks remain highly uncertain, rapidly changing, and inconsistent across jurisdictions, and frequently have extraterritorial reach, and, as a result, may apply to our AI offerings regardless of where they are developed or deployed. For example, the European Union (“EU”) AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring, and human oversight requirements. Certain provisions of the EU AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users. In addition, certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the California Consumer Privacy Act ("CCPA") regulations on automated decision-making technology. Failure to anticipate or comply with evolving AI regulatory obligations could adversely affect our ability to develop and deliver AI-enabled offerings, reduce the competitiveness of our products, or negatively impact our business, reputation, or financial results.

The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Governments are increasingly scrutinizing generative AI technologies for potential intellectual property and content-related harms, and any regulatory enforcement or litigation in this area could adversely affect our business, reputation, or financial results. AI technologies may create content that is, or is perceived to be, deficient, inaccurate, biased, offensive, unethical, or otherwise flawed. Our customers or others may rely on or use this content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, AI and ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor "poisons" the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called "hallucination"). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could lead us to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights. Our AI-enabled technology could be used by an end user in a manner publicly perceived as controversial. The foregoing can cause us to face adverse consequences, including reputational harm, competitive harm, customer loss, or legal liability. As these requirements continue to emerge or change, we may be required to modify, restrict, or disable certain AI features; implement new technical, governance and other controls; or incur significant compliance and operational costs.
We depend on our third-party AI partners for core data and infrastructure and the resulting provision of our AI-based advertising and monetization solutions in the SSP and DSP spaces. Any changes by such third parties in pricing, terms, product and service availability, performance or roadmap could disrupt our operations, could cause us to seek other third-party providers, or otherwise have a detrimental impact on our financial performance as a result of an inability to offer or deliver our customers a particular product or service or of less-favorable contractual terms with the existing or new third party providers.

System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.

Malicious software like computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including through deep fakes, which are increasingly more difficult to identify as fake, spear phishing and ransomware attacks), denial-of-service attacks, credential stuffing attacks, credential harvesting attacks, personnel misconduct or error, supply chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats are increasingly common in advertising and mobile app environments. Any successful or attempted security breaches could result in system disruptions, degrade user experiences, and impair our internal operations. Moreover, these incidents could damage our reputation, financial stability, and overall business performance. Despite our efforts to safeguard data and respond to threats, challenges such as those listed above may undermine our defenses. Additionally, our remote workforce poses increased risks to our IT assets and data. Consequently, clients and users may lose confidence in our products, leading to reputational harm and market setbacks. Further, we utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. See also the risk factor titled “The development and use of AI in our business, combined with an uncertain regulatory environment, may adversely affect our business, reputation, financial condition or results of operations” for additional AI-related cybersecurity risks.

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

We are subject to numerous laws and regulations in the U.S. and internationally concerning cybersecurity and data protection. Some of these laws allow individuals to take legal action against us. Many regions have imposed obligations regarding breach notifications, and our agreements with specific customers or partners may require us to inform them or fulfill other duties in case of a security breach. Individuals affected by breaches or governmental bodies may pursue legal or regulatory measures against us for actual or perceived breaches or unauthorized access or disclosure of data.

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
Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Our operating results also may be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the U.S. and the global economy, including the conflicts in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine, and the impact of U.S. - China relations, inflation, changes in interest rates, recessionary fears, global supply constraints, the impact of global instability, and domestic and foreign tariffs and other trade protectionist measures. Such current or future global market uncertainties or downturns and associated macroeconomic conditions may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition, and results of operations. Recent events, including changing tariffs and the war with Iran, have resulted in substantial trade and regulatory uncertainty regarding international trade and trade policy. For example, President Trump and members of the U.S. Congress have called for substantial changes to tax policies and other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries, including China, Mexico, Canada, and other countries and could propose additional tariffs or increases to those already in place. The impact of these tariffs imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Due to broad uncertainty regarding the enforceability, timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations or that of our clients, partners and advertisers. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. In addition, retaliatory trade policies, or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns, may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business results of operations, financial condition, and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
Our products, services, and systems rely on software that is highly technical, and if it contains errors or viruses, our business could be adversely affected.
Our products, services, and systems rely on software, including software developed or maintained internally and/or by third parties, including through the use of AI, which is highly technical and complex. In addition, our products, services, and systems depend on the ability of such software to transfer, store, retrieve, process, and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for customers and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
Our business and reputation are impacted by information technology system failures and network disruptions.
We and our products are dependent on complex information technology systems and could be exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System upgrades, redundancy, and other continuity measures may be ineffective or inadequate, and our or our vendors’ business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact our business by, among other things, preventing access to our online services, interfering with customer transactions, or impeding the development of our products. These events could materially adversely affect our business, reputation, results of operations, and financial condition.
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
Our future success also depends on our ability to identify, attract, and retain highly skilled technical,

managerial, financial, marketing, and creative talent. We face intense competition for qualified individuals from numerous technology, marketing, and mobile entertainment companies. In particular, the market for engineers with expertise in AI and ML is extremely competitive, and our inability to recruit and retain such personnel could impair our product development efforts. Further, we conduct international operations in the U.S., China, Germany, India, Israel, India, Turkey, and the UK, areas that, similarly to our headquarters’ region, have high costs of living and consequently high compensation standards and/or intense demand for qualified individuals, which may require us to incur significant costs to attract and retain them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational, and managerial requirements, or may be required to pay increased compensation in order to do so.
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Some of our senior management and other key employees have become, or will soon become, vested and/or underwater in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results, and financial condition could be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, passion, and teamwork that we believe contribute to our success and our business may be harmed.
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration, and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. As we continue to evolve our business, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. The effects of our transformation program and its associated reduction in workforce could make it more difficult to preserve our company culture and could negatively impact employee morale.
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
We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, acquisitions may result in our recording of substantial goodwill and amortizable intangible assets on our consolidated balance sheet upon closing, which could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
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
If any banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including our ability to access cash, cash equivalents, or investments. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources and could have a material adverse effect on our business, financial condition or results of operations.
In addition, if any of our customers, suppliers, or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, such parties’ ability to pay their obligations to us could be adversely affected.
Entry into new lines of business, and our offering of new products and services, resulting from our investments may result in exposure to new risks.
New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
Litigation may harm our business.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. Substantial, complex, or extended litigation could cause us to incur significant costs and distract our management. Lawsuits by employees, stockholders, collaborators, distributors, customers, vendors, competitors, end users, or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us.
Carriers and customers have and may try to include us as defendants in suits brought against them by their own customers or third parties. In such cases, the risks and expenses would be similar to those where we are the party directly involved in the litigation. Any litigation or dispute, whether meritorious or not, and whether or not covered by insurance, could harm our reputation, will increase our costs, and may divert management’s attention, time, and resources, which may in turn harm our business, financial condition, and results of operations.
Risks Related to the Mobile Advertising Industry
The mobile advertising business is an intensely competitive industry, and we may not be able to compete successfully.
We operate in a highly competitive and fragmented mobile app ecosystem composed of divisions of large, well-established companies as well as public and privately held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses.
•Our primary competition for media distribution comes from the Google Play application store. Broadly, our media distribution platform faces competition from existing operator solutions built internally, as well as companies providing application and content media products and services, such as: Facebook, Snapchat, Unity Software (ironSource), WPP, Omnicom, Criteo, QuinStreet, InMobi, Cheetah Mobile, Baidu, Tremor Video, Magnite, Brightcove, AppLovin, the Trade Desk, and others. These companies can be customers for Digital Turbine products, but also competitors in certain cases. Our more material competition is internally developed operator solutions and specific media distribution solutions built in-house by OEMs and wireless carriers. Some of our existing wireless carriers could make a strategic decision to develop their own solutions rather than continue to use our suite of products, which could be a material source of competition.
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
Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or publishers or by introducing new technology tools for advertisers or developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space. Our business will suffer to the extent that our developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. We are facing growing competition as a result of rapid technological change, such as the rise of AI and ML, increasing use of data and trained models, evolving industry standards, changing regulations, as well as changing customer needs, requirements, and preferences. AI technologies are complex and rapidly evolving, and we face significant competition from other companies implementing AI and ML tools. The evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop and be referenced by AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, harmful, or violate current or future laws and regulations or third-party rights. In addition, AI and ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. If our technology is used by an end user in a controversial manner due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share.
The markets for our products and services are rapidly evolving and may decline or experience limited growth, and if we fail to timely release updates and new features and AI capabilities and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, we may become less competitive.
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
We must be able to keep pace with rapid regulatory changes in order to compete successfully in our markets. Our revenue growth depends on our ability to respond to frequently changing data protection regulations, policies, and user and customer demands and expectations, which will require us to incur additional costs to implement. The regulatory landscape in this industry is rapidly shifting, and we may become subject to new regulations including with respect to AI and advertising, which restrict our operations or materially and adversely affect our business, financial condition, and results of operations.
As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies’ development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
Mobile devices require multimedia capabilities enabled by operating systems capable of running applications, products, and services such as ours. Our development resources are concentrated in today’s most popular operating systems, and we have experience developing applications for these operating systems. If these operating systems fall out of favor with mobile device manufacturers and wireless carriers and there is a rapid shift to a new technology where we do not have development experience or resources, the development period for our products and services may be lengthened, increasing our costs, and the resulting products and services may be of lower quality and may be published later than anticipated. In such an event, our reputation, business, operating results, and financial condition might suffer.
Actual or perceived security vulnerabilities in mobile devices or wireless networks could adversely affect our revenue.
Maintaining the security of mobile devices and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses and other illicit code or malicious software programs often enhanced or facilitated by AI, which may attack wireless networks and mobile devices. Security experts have identified computer “worm” programs that target mobile devices running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to reduce or delay future purchases of our products or reduce or delay the use of their mobile devices. Wireless carriers and OEMs may also increase their expenditures on protecting their wireless networks and mobile device products from attack, which could delay adoption of new mobile device models. Any of these activities could adversely affect our revenue and this could harm our business, operating results, and financial condition.
We may be subject to legal liability (including potential issues with the use of intellectual property) associated with providing mobile and online services.
We provide a variety of products and services that enable carriers, manufacturers, application developers, advertisers, and users to engage in various mobile and online activities both domestically and internationally. Laws relating to the liability of providers of these mobile and online services and products for such activities is still unsettled and constantly evolving in the U.S. and internationally. Claims have been threatened and have been brought against us in the past for breaches of contract, copyright or trademark infringement, data privacy regulatory violations, tort, or other theories based on the provision of these products and services. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, own, or license these products, services, or content. While we routinely insert indemnification provisions into our contracts with these parties, such indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products and services. In addition, potential reserves and/or insurance coverage may be exceeded by unexpected results from such claims. Defending such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.
Public health issues, such as a major epidemic or pandemic, could adversely affect our business or financial results.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. For instance, in December 2019, a novel coronavirus (COVID-19) emerged and subsequently spread worldwide. A future major epidemic or pandemic could result in foreign, federal, state, and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommendations that people remain at home. Such an event may come with significant uncertainty regarding the extent to which and how long it disrupts the U.S. and/or global economy.
Disruption to our business operations as a result of war and hostilities in the Middle East and other conditions in Israel that affect our operations may limit our ability to develop, produce, and sell our products.
We maintain a significant business presence in Israel. Our operations, which include our product development, sales and marketing, and administrative functions, and personnel in Israel are directly affected by the ongoing hostilities and geopolitical instability in the Middle East, including the conflicts involving Israel, Gaza, Lebanon, Syria, and Iran. Israel has been and is currently involved in armed conflicts with multiple parties and remains the target of terrorist and military activity, including from Iranian-backed forces. The region has experienced periods of significant escalation, including direct hostilities between Israel and Iran, rocket and missile attacks from Hezbollah in Lebanon and militia forces in Syria, and other security threats. At this time, it is unknown whether hostilities in these regions will escalate into an even larger conflict. While our offices are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to operate and deliver products to customers, a prolonged conflict, further escalation, or expansion of hostilities could adversely affect our business.
Russia’s invasion of and ongoing war in Ukraine has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, operating results, and financial condition.
On February 24, 2022, Russia launched an invasion of Ukraine that has resulted in an ongoing military conflict between the two countries (the “Russia-Ukraine Conflict”). The Russia-Ukraine Conflict has caused, and is currently expected to continue to cause, political, economic, and social instability, significant disruptions to the regional and the global economy, financial system, international trade, and the transportation and energy sectors, among others. In addition, the Russia-Ukraine Conflict has displaced millions of people, causing an acute refugee crisis in Europe, and has increased the threat of nuclear accidents or attacks, cyberattacks, and further regional or global conflicts (including a potential expansion of the Russia-Ukraine Conflict to other countries as well as other unrelated potential conflicts), among other potentially dire consequences. In response to Russia’s actions, multiple countries and governing bodies, including the U.S. and the EU, have put in place global sanctions and other severe restrictions or prohibitions on the activities of certain individuals and businesses connected to Russia and/or Belarus. Companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some companies have moved to divest of Russia-based subsidiaries and assets. In addition, the impacts of the Russia-Ukraine Conflict on the supply chain and commodity prices have been profound and resulted in substantial inflation in one or more countries (or globally). The ultimate impact of the Russia-Ukraine Conflict and its continued effect on the geopolitical environment and global economic and commercial activity and conditions, and on our operations, financial condition, and performance, and the duration and severity of those effects, is impossible to predict.
Adverse changes in the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape could have an adverse effect on business conditions.
Adverse changes in economic and political policies relating to China could have an adverse effect on our business. Recent tariff increases and an escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, the U.S. has significantly increased tariffs on products imported into the U.S. from a number of countries, including China. Due to broad uncertainty regarding the timing, content, and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations, or that of our advertisers. Further, U.S. export control regulations relating to China have created restrictions with respect to the sale of certain products to Chinese companies and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China. Governmental agencies in any of the countries in which we, our customers or end users are located, such as China, could block access to or require a license for our platform, our website, mobile applications, operating system platforms, application stores or the Internet generally for a number of reasons, including security, confidentiality or regulatory concerns. If companies or governmental entities block, limit or otherwise restrict customers from accessing our platform, or end users from playing games developed or operated on our platform, our business could be harmed. Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, companies and governmental agencies could block the distribution of several applications of Chinese origin. Because we rely on wireless carriers and OEMs to distribute our product and services, if wireless carriers and mobile device manufacturers restrict certain Chinese apps from being downloaded onto their platforms this could negatively impact our business and our financial condition and results of operations would suffer. Any actions and policies adopted by the government of the People’s Republic of China (“PRC”), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy could have an adverse effect on our business, results of operations, and financial condition. In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services, and other related businesses from time to time. In 2021, China passed a new data privacy law known as Personal Information Protection Law, effective November 1, 2021, and the Data Security Law, effective September 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers.
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
Risks Related to Laws and Regulations

We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to data governance, privacy, and data security. The restrictions and costs imposed by these legal requirements, or our actual or perceived failure to comply with them, could harm our business.
Our platform relies on our ability to process the information of our customers and end users. These activities are regulated by a variety of federal, state, local, and international privacy, data governance, and data security laws and regulations, which have become increasingly stringent in recent years.
Most jurisdictions in which we or our customers operate have enacted or are in the process of enacting privacy, data governance, and data security laws and regulations. In this regard, it is important to highlight the EU’s General Data Protection Regulation (“GDPR”) and UK GDPR that regulate the processing of personal data in the European Economic Area (“EEA”) member states and in the UK. Both impose a strict data protection compliance regime. We are subject to the supervision of local data protection and data governance authorities in those EEA and UK jurisdictions where we are established or otherwise subject to the GDPR and the UK GDPR. Fines for certain breaches of the GDPR are significant. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of personal data, enforcement notices, or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. This private right of action may increase the likelihood of, and risks associated with data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the disclosure of personal information for advertising purposes. Our advertising business relies, in part, on such disclosure and could be materially and adversely affected by the CCPA’s restrictions.
Data privacy legislation imposes restrictions on cross-border personal data transfers, with some countries enacting data localization laws. Notably, the GDPR, UK GDPR, and other EU and UK data protection statutes generally bar personal data transfer from the EEA, UK, and Switzerland to the U.S. and many other nations, except to entities in countries offering adequate protection or with specific safeguards in place. When transferring personal data outside the EEA or UK to non-adequate countries, we ensure compliance with relevant laws, potentially utilizing derogation or implementing standard contractual clauses. Since November 2023, we have participated in the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), UK Extension to the EU-U.S. DPF (“UK Extension”), and Swiss-US Data Privacy Framework per the U.S. Department of Commerce. We have certified adherence to the EU-U.S. DPF Principles for data received from the EU and UK (including Gibraltar) and to the Swiss-U.S. DPF Principles for data received from Switzerland. Should the DPF be invalidated by the Court of Justice of the European Union (“CJEU”) in the future, we may face challenges in EU-U.S. data transfers, necessitating the implementation of a CJEU-approved framework.
Children’s online privacy has been a focus of recent enforcement activity under longstanding privacy laws as well as privacy and data protection laws enacted in recent years worldwide. With increased enforcement of children’s online privacy in the EU and the UK, the U.S. Federal Trade Commission and state attorneys general have also, in recent years, increased enforcement of the Children’s Online Privacy Protection Act, and other U.S. State laws that restrict the processing of children’s personal information without a parental consent. Recent and evolving age verification and online safety laws enacted in certain U.S. states and other jurisdictions may require additional compliance measures and technical changes, which could increase operating costs, affect user onboarding and engagement, or limit certain product features or business initiatives in some jurisdictions.
We are also subject to the Digital Services Act (“DSA”) (Regulation (EU) 2022/2065) effective as of November 2022 and was fully implemented on February 17, 2024, which is a comprehensive piece of legislation for consumer protection. The DSA focuses on content governance and moderation and applies to various online services. The DSA addresses several critical aspects related to online services, including providing a consistent framework for digital services offered in the EU, preventing illegal and harmful online activities, and protecting service recipients’ fundamental rights.

Additionally, certain privacy and data security laws extend rights to consumers and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to litigation or regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, delete our models, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to delete algorithms and models derived from or trained on allegedly unlawfully collected data, where it has alleged the company has violated privacy or consumer protection laws.
Apart from the requirements of privacy, data governance, and data security laws, we have obligations relating to privacy, data governance and data security under our published policies, contracts, and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. Additionally, our or our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any such information that we input into a third-party generative AI or ML platform could be revealed to others, including if information is used to train the third party’s AI/ML models. Additionally, where an AI and/or ML model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability. We could be subject to enforcement action or litigation alleging that our methods of data collection or our other data processing practices violate our published policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.
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
Various jurisdictions around the world continue to propose new laws that regulate the privacy, data governance, and/or security of certain types of data or information. Complying with these laws, if enacted, would require significant resources, and leave us vulnerable to possible fines and penalties if we are unable to comply. Our obligations under privacy and data security laws, our contracts and applicable industry standards (including requirements by operating system platforms or app stores) are increasing, becoming more complex, and changing rapidly, which has increased and may continue to increase the cost and effort required to comply with them. The privacy and data security compliance challenges we and our customers face in the EU, the UK, the U.S., and other jurisdictions may also limit our ability to operate, or offer certain product features, in those jurisdictions, which could reduce demand for our solutions from customers subject to their laws. We may also be required to adapt our solutions to comply with changing regulations. Despite our efforts, we may not be successful in achieving compliance with these rapidly evolving requirements. We could be perceived to be in non-compliance with applicable privacy laws, especially when acquiring new companies and before we have completed our gap analysis and remediation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals, or others; fines and civil, criminal, or administrative penalties for us or company officials; obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions; negative publicity; harm to our brand and reputation and reduced overall demand for our solutions or reduced revenue. Such occurrences could materially and adversely affect our business, financial condition, and results of operations.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the UK Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. We have operations, deal with carriers, and make sales in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, Latin America, and Asia. Further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. As we increase our international sales and business, particularly in countries with a low score on Transparency International’s Corruption Perceptions Index and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.
We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent doing any business, directly or indirectly, with countries, governments, and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments, and persons targeted by U.S. sanctions, such measures may be circumvented. Any such violation could result in significant criminal or civil fines, penalties, or other sanctions and repercussions, including reputational harm that could materially adversely impact our business. Complying with export control and sanctions regulations may be time consuming and may result in the delay or loss of opportunities.
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
As of March 31, 2026, we had net operating loss (“NOL”) carryforwards for U.S. federal purposes of $136,377, which may be available to offset taxable income in the future. Of these NOLs, $37,357 is subject to expiration through the year 2046 depending on the year the loss was incurred. The remaining $99,020 may be carried forward indefinitely, but are subject to an annual usage limitation of 80% of federal taxable income in any such year as enacted by The Tax Cuts and Jobs Act amendment of Section 172 of the Internal Revenue Code of 1986, as amended (the “Code”), for NOLs generated in tax years beginning on or after January 1, 2018. In addition, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income.
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
Changes in government regulation of the media and wireless communications industries may adversely affect our business. Government actions or legislative, regulatory, or other legal developments relating to AI or advertising, may adversely impact our ability to deliver, target, or measure the effectiveness of advertising. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation.
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
The governments of some countries have sought to regulate the methods and manner in which certain of our products and services may be marketed to potential end users. Furthermore, government actions or legislative, regulatory, or other legal developments relating to AI or advertising may impact our ability to deliver, target, or measure the effectiveness of advertising. Regulation aimed at prohibiting, limiting, or restricting various forms of advertising and promotion we use to market our products and services could also increase our cost of operations or preclude the ability to offer our products and services altogether.
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
Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could prevent or limit our use of the intellectual property and disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using such intellectual property, we might incur significant licensing fees, and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or software or to license the infringed or similar technology or software on a timely basis could force us to withdraw products and services from the market or prevent us from introducing new products and services, and consequently may materially affect our ability to fulfill our contractual obligations towards carriers and customers, as well as limit our expansion efforts. In addition, even if we are able to license the infringed or similar technology or software, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.
Our platform contains third-party, open source software components, which may pose particular risks to our proprietary software, technologies, and solutions in a manner that could negatively affect our business.
Our platform contains software modules by third-party authors that are publicly available under “open source” licenses, and we expect to use open source software in the future. While the use and distribution of open source software is common in the industry, it may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code and open source software could incorporate AI-generated code which may be a result of hallucinatory behavior. To the extent our platform depends on the successful operation of open source software, any undetected errors or defects in such open source software could prevent the deployment or impair the functionality of our platform, delay introductions of new solutions, result in a failure of any of our solutions, and injure our reputation. While our developed software undergoes testing, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches. The public availability of such software may make it easier for others to compromise our platform.
Some open source software licenses contain requirements that we make available source code for modifications or derivative works we create based on the type of open source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. While our open source policies are meant to prevent such misuse, there can be no assurances such incidents will not occur. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer our software.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our solutions. From time-to-time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or platforms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue or delay the provision of our solutions if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could materially and adversely affect our business, financial condition, and results of operations.
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
Risks Relating to Our Common Stock and Capital Structure
We have significant indebtedness, a portion of which the Company intends to refinance, which could limit our financial flexibility.
On August 29, 2025 (the “Closing Date”), the Company refinanced its existing senior credit facility. The Company and certain wholly owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and as collateral agent, and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter following the first anniversary of the Financing Agreement through the maturity of the term loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows. Additionally, the Company is also required to pay certain exit fees and duration fees if two tranches of term loans are not repaid by certain dates. During the fiscal year ended March 31, 2026, one of such term loan tranches was repaid in full.
The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
On April 20, 2026, the Company entered into to the First Amendment to the Financing Agreement to amend the liquidity covenant to reduce the liquidity requirement for the period between April 1, 2026 and December 31, 2026 from $20,000 to $15,000 and reduced the amount and timing of certain exit and duration fees.
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

Our borrowings under our Financing Agreement are subject to variable interest rates and thus expose us to interest rate fluctuations. If market interest rates continue to increase, our results of operations could be adversely affected. Our Financing Agreement also contains a maximum consolidated secured net leverage ratio, a minimum liquidity covenant, and other financial covenants. If we fail to satisfy these covenants, the lenders may declare a default, which could lead to acceleration of the debt’s maturity. Any such default would have a material adverse effect on us. Our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance certain tranches of the Financing Agreement, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflicts in Iran, Israel, Lebanon and Ukraine, and the political climate related to China. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance certain tranches under the Financing Agreement or to fund our other liquidity needs.
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
We are currently seeking to refinance certain tranches under the Financing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations, and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot assure you that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain loan tranches under the Financing Agreement by certain dates, the Company may be required to pay additional exit and duration fees on one of such tranches, which could have a material impact on our business, financial condition, and results of operations.
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
We may choose to raise additional capital to pay down debt or to finance the purchase price of acquisitions or to otherwise grow our business, and we may not be able to raise capital to grow our business on terms acceptable to us or at all and any such sales of common stock could cause substantial dilution to existing stockholder or depress our stock price.
On August 5, 2025, we entered into a Sales Agreement with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our common stock under an at-the-market (ATM) program for aggregate gross proceeds of up to $150,000. The Company terminated the Sales Agreement effective as of February 2, 2026. The Company sold a total of 9,945,136 shares of Common Stock under the ATM program at an average selling price of $5.89 per share, yielding aggregate gross proceeds of $58,566, and incurred commission costs of $1,757 associated with such sales. The Company used the net proceeds to prepay the principal of the Financing Agreement. Our business strategy may include paying down additional debt, expansion through internal growth or external growth by acquiring complimentary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. If our cash, cash equivalents, short-term investments, and cash generated from operations are not sufficient to meet our cash requirements, we may seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise the cash needed on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the fair market value of our common stock. The holders of new securities may also receive rights, preferences, or privileges that are senior to those of existing holders of our common stock.
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
We do not anticipate paying dividends.
Our Financing Agreement essentially prevents all payments of dividends to our stockholders. Even if such dividends were permitted by the applicable lenders, we have never paid cash or other dividends on our common stock. Subject to the restrictions in our Financing Agreement, payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is if we begin to generate excess cash flow. Our Board of Directors does not intend to declare dividends for the foreseeable future.
If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
We test goodwill for impairment at least annually or sooner if an indicator of impairment is present. If our goodwill is deemed to be impaired, an impairment loss would be recognized. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment, including qualitative and quantitative factors. In estimating the fair value of our reporting units when performing our annual impairment test, or when an indicator of impairment is present, we make estimates and significant judgments about the future cash flows of those reporting units and other estimates including appropriate discount rates. Changes in judgments on these assumptions and estimates, particularly expectations of revenue and cash flow growth rates in future periods and discount rates, could result in goodwill impairment charges.
The Company recorded a goodwill impairment in the amount of $336,640 during the fiscal year ended March 31, 2024. In the event that we identify another impairment of our goodwill, we would be required to record a non-cash charge, which may be significant, in our financial statements during the period the impairment is identified and this charge, if significant, would negatively affect our results of operations.
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
In the event management successfully remediates a future material weakness in internal control over financial reporting and consequently concludes that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, or cause us to fail to meet our reporting obligations.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. Additionally, the time and effort required to maintain communications with stockholders and the public markets can be demanding on senior management, which can divert focus from operational and strategic efforts. The requirements of the public markets and the related regulatory requirements have resulted in an increase in our legal, accounting, and financial compliance costs, which may make some activities more difficult, time consuming, and costly, and may place undue strain on our talent, systems, and resources.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. These efforts will also involve substantial accounting-related costs.
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
We require employees with access to information systems, including all corporate employees, to undertake data protection, cybersecurity, privacy, and compliance programs at least annually. We maintain a team of dedicated security and compliance professionals who oversee cybersecurity risk management, mitigation, incident prevention, detection, and remediation, which is led by our Chief Information Security Officer (“CISO”). The team has deep cybersecurity experience with an average tenure of over 20 years with expertise in protecting critical assets for top firms in a myriad of different industries.
As part of our cybersecurity risk management process, we contractually require third-party service providers to implement and maintain key security measures in connection with their work with us when appropriate that is consistent with applicable laws. Additionally, our third-party service providers are required to promptly report any breach of their security measures or systems that may affect our Company. Our security and compliance professionals track and log privacy and security incidents across our vendors and other third-party service providers to remediate and resolve any such incidents. Significant incidents associated with our vendors and service providers are reviewed regularly to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and then reported to designated members of our senior management.
We leverage the System and Organization Controls 2 (“SOC 2”) Type 2 attestation framework to determine the operating effectiveness of our internal security controls, the ISO/IEC 27001 certification standard to systematically manage information security risks across our organization, and the NIST Cybersecurity Framework to better understand, manage, and reduce cybersecurity risk and protect our business from ever-changing cyber threats.
We successfully re-attested to SOC 2 Type II and achieved ISO/IEC 27001 certification this fiscal year, representing an advancement in our information security posture and our commitment to industry-leading standards. The SOC 2 Type II re-attestation confirms the continued operating effectiveness of our internal security controls through independent third-party audit. We operate an Information Security Management System (ISMS) which complies with the requirements of ISO/IEC 27001:2022 for the following scope: Our ISMS applies to technical infrastructure, applications and systems that ensure delivery of its products and services to its customers. It also includes technical activities which hold, obtain, share, or manage customer and business data, and the business functions of Engineering, Product Management and Customer Support.
Governance
Our executive leadership team, along with input from the above team, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the Company. Senior management regularly discusses on at least a quarterly basis and more frequently as needed, cyber risks and trends and, should they arise, any material incidents with the Audit Committee.
The Audit Committee has oversight responsibility over our cybersecurity risk management process, including risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration.
While we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For more information on our cybersecurity related risks, see Part I, Item 1A Risk Factors of this Annual Report on Form 10-K, including the risk factor titled “System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and adversely affect our stock price.”
ITEM 2. PROPERTIES
The Company leases its offices and does not own any real estate. Our corporate headquarters are located in Austin, Texas and currently consists of approximately 9,800 square feet expiring on November 30, 2028. The Company also leases properties, primarily for office space, in Durham, North Carolina, New York, New York, and San Francisco, California in the U.S. Internationally, the Company leases properties, primarily for office space, in Singapore, Warsaw, Poland, Istanbul, Turkey, Berlin, Germany, Beijing, China and Tel Aviv, Israel. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 17— Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    Our common stock is traded on the NASDAQ Capital Market of the Nasdaq Stock Market LLC under the symbol “APPS.”
Holders
    As of May 21, 2026, there were 82 holders of record of our common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.
Dividends
    We have not declared cash dividends on our common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends would be substantially restricted by our secured indebtedness.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
    There were no purchases of equity securities by us during the fiscal year ended March 31, 2026.
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
    The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 31, 2021, and March 31, 2026, with the comparative cumulative total return of such amount on the NASDAQ Composite Index (IXIC) and Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
COMPARISON OF CUMULATIVE TOTAL RETURN
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses the results of our operations for the year ended March 31, 2026, compared with the year ended March 31, 2025. For a discussion of the results of our operations for the year ended March 31, 2025, compared with the year ended March 31, 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended March 31, 2025. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A. Risk Factors and the Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking statements discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine,” the “Company,” “we,” or “us”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Recent Developments

Debt Refinancing, Issuance of Warrants and At-the-Market Offering
On August 29, 2025 (the “Closing Date”), the Company refinanced its existing senior credit facility. The Company and certain wholly owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as both administrative and collateral agent. The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (collectively the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. During the fiscal year ended March 31, 2026, the Company repaid one of the three term loan tranches. See Note 12—Debt in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Financing Agreement.
In connection with the Financing Agreement, the Company issued warrants (the “2025 Warrants”) to purchase an aggregate of 824,421 shares of the Company’s common stock (the “Common Stock”), par value $0.0001 per share, to certain affiliates of the Financing Agreement’s lenders at an exercise price of $4.84 per share (the “Exercise Price”), which was equal to the 30-day volume-weighted average price per share of Common Stock ending on and including the trading day immediately preceding the Closing Date. On September 15, 2025, the Company issued an additional warrant to purchase an aggregate of 397,997 shares of Common Stock to an affiliate of a lender at the Exercise Price. The warrants expire on March 1, 2030. See Note 12—Debt in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the warrants issued in connection with the Financing Agreement.
On April 20, 2026, the Company amended its Financing Agreement and reduced the liquidity covenant requirement for the period between April 1, 2026 and December 31, 2026 from $20,000 to $15,000 and modified the timing and potential amount of certain associated fees. On April 20, 2026 the Company amended the 2025 Warrant agreement to suspend the Company’s obligation to provide certain registration rights with respect to the resale of shares of Common Stock underlying the warrants held by or issuable to the holders from time to time until October 1, 2026. See Note 18—Subsequent Events in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the amendment to the Financing Agreement.
On August 5, 2025, the Company entered into a Sale Agreement (“ATM”) with RBC Capital Markets LLC and Craig-Hallum Capital Group LLC as sales agents (collectively, the "Agents"), pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. During the year ended March 31, 2026, the Company sold 9,945,136 shares of Common Stock at an average selling price of $5.89 per share, yielding aggregate gross proceeds of $58,566, and incurred commission costs of $1,757 associated with such sales. Net proceeds raised under the ATM were used to prepay the principal of the Loans, as required under the Financing Agreement. On February 2, 2026, the Company delivered notice to the Agents of the termination of the ATM offering agreement.
Transformation Program
In October 2024, the Company began a transformation program intended to improve current and future operating expenses, cash flows, and personnel costs. Additionally, the initiatives intended to simplify and streamline business operations, including product optimization, procurement and cost optimization, and team restructuring. As part of the transformation program, we implemented a two-phased reduction in our workforce, one in November

2024 and the other in January 2025. The transformation program included several other initiatives and was completed in the fourth quarter of fiscal year 2025.
Costs incurred in connection with the Transformation Program are categorized under two primary headings: severance costs and business transformation costs. The costs classified as severance costs are inclusive of but not limited to expenses associated with workforce reductions aimed at realigning the Company’s structure as part of the Transformation Program.

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Transformation Program costs:
Severance costs:
Product development	$105	$697	(84.9)%
Sales and marketing	441	1,947	(77.3)%
General and administrative	49	1,067	(95.4)%
Total severance costs	595	3,711	(84.0)%

Business transformation costs:
General and administrative	31	2,060	(98.5)%
Total business transformation costs	31	2,060	(98.5)%

Total Transformation Program costs	$626	$5,771	(89.2)%
The Company anticipates costs associated with the Transformation Program to be insignificant in future years. The Company’s headcount was 620 and 647 as of March 31, 2026 and 2025, respectively. The Company may continue to invest selectively in additional headcount in the future as organizational needs arise.
Impact of Economic Conditions and Geopolitical Developments
The Company, as a global company, is subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Ukraine, Israel, Gaza, Iran, Lebanon and Syria, geopolitical tensions involving China including but not limited to various U.S. federal and state governmental agencies continued examination of the distribution and use of apps developed and/or published by China-based companies, market conditions related to inflation, recessionary concerns, fluctuating foreign currency exchange rates, increases in trade tariffs, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry, supply chain, including the 2026 global memory chip shortage associated with high Artificial Intelligence (“AI”) demands, and energy market disruption issues. As a result of these macroeconomic conditions and uncertainties, certain of our customers have, and others may, defer or reduce their use of our services, which has had, and could in the future have, a negative impact on our net revenues. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Despite our significant presence in the region, we do not expect the ongoing conflicts in Iran, Israel, Gaza, Lebanon, and Syria to have a material impact on our operations or our financial results. In addition, our borrowings outstanding under our Financing Agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Components of Results of Operations
Net Revenue
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
Cost of Revenue and Operating Expenses
Revenue share includes amounts paid to our carrier and OEM partners, as well as app publishers and developers through revenue sharing arrangements or via direct CPM, CPI, CPA, or cost-per-placement (“CPP”) arrangements, and are recorded as a cost of revenue. In addition, when indirect arrangements exist through advertising aggregators (ad networks) and revenue is shared with our carrier and app development partners, the shared revenue is also recorded as a cost of revenue.
Other direct costs of revenue are comprised primarily of hosting expenses directly related to the generation of revenue and bidding and platform fees associated with the Company’s exchange platform.
Product development expenses include the development and maintenance of the Company’s product suite and are primarily a function of employee-related costs, which include salaries, incentive compensation, and benefits as well as professional services fees, hosting expenses, and software costs. The Company capitalizes certain product development costs related to developing new functionality for our products, which may cause our product development expense to fluctuate from period to period.
Sales and marketing expenses represent the costs of sales and marketing personnel, which include salaries, incentive compensation, and benefits in addition to advertising, marketing campaigns and campaign management, professional services fees, travel, and software costs. The Company capitalizes certain sales and marketing costs related to developing new functionality for our products, which may cause our sales and marketing expense to fluctuate from period to period.
General and administrative expenses consist primarily of costs incurred to support our business operations across the parent and subsidiary companies, and include employee-related expenses such as salaries, incentive compensation and benefits for employees engaged in finance, accounting, legal, human resources and administration as well as other costs such as professional services and consulting fees, software costs, travel, facilities costs, insurance, stock-based compensation, and depreciation and amortization expense.
Interest and other income (expense), net
Change in fair value of contingent consideration represents the post-acquisition remeasurements of potential future earn-out payments. Each reporting period, the Company updates its assessment of these expected payments relative to the acquisition-date fair value. Loss or gains may arise due to changes in performance estimates, discount rates, or other valuation assumptions.
Interest expense, net consists of interest paid and accrued on our debt and amortization of debt discount, debt issuance costs, and exit and duration fees, offset by interest income earned on our cash and cash equivalents. Since the borrowings outstanding under our credit agreement currently bear interest at variable rates, we expect our interest expense may continue to fluctuate as a result of changes in interest rates.
Unrealized gain (loss) on derivatives represents the fair value re-measurement of the 2025 Warrants at each balance sheet date. These remeasurements will continue until the 2025 Warrants are exercised or expire.
Foreign exchange transaction gain (loss) consists of the revaluation of assets or liabilities that are denominated in currencies other than the functional currency of our applicable operating subsidiaries.
Loss on extinguishment of debt represents the write-off of unamortized debt discount and issuance costs and prepayment penalties, if any, upon the Company’s retirement of debt prior to its maturity.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Net revenue	$565,251	$490,506	15.2%
Costs of revenue and operating expenses
Revenue share	243,638	235,287	3.5%
Other direct costs of revenue	46,971	34,541	36.0%
Product development	40,476	39,464	2.6%
Sales and marketing	58,000	61,642	(5.9)%
General and administrative	142,124	173,647	(18.2)%
Total costs of revenue and operating expenses	531,209	544,581	(2.5)%
Income (loss) from operations	34,042	(54,075)	(163.0)%
Interest and other expense, net
Change in fair value of contingent consideration	(231)	(300)	(23.0)%
Interest expense, net	(58,580)	(34,783)	68.4%
Unrealized gain on derivatives	1,504	—	100.0%
Foreign exchange transaction gain	3,536	1,297	172.6%
Loss on extinguishment of debt	(9,795)	—	100.0%
Other expense, net	(1,816)	(3)	60433.3%
Total interest and other expense, net	(65,382)	(33,789)	93.5%
Loss before income taxes	(31,340)	(87,864)	(64.3)%
Income tax expense	6,392	4,235	50.9%
Net loss	$(37,732)	$(92,099)	(59.0)%
Comparison of Our Results of Operations for the Year Ended March 31, 2026 to March 31, 2025:
Net Revenue

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
On Device Solutions	$382,429	$341,632	11.9%
App Growth Platform	185,742	153,229	21.2%
Elimination	(2,920)	(4,355)	33.0%
Total net revenue	$565,251	$490,506	15.2%
Net revenue increased by $74,745 or 15.2% during the year ended March 31, 2026 compared to the prior year.
On Device Solutions
On Device Solutions (“ODS”) net revenue for the year ended March 31, 2026, increased by $40,797 or 11.9% compared to the year ended March 31, 2025 and was primarily driven by improved performance in the Asia Pacific and China regions. Revenue from application media increased by approximately $38,307 primarily due to higher device volumes internationally and an increase in revenue-per-device in the U.S. and internationally, offset by lower device volumes in the U.S. Net revenue from content media increased by approximately $2,490 primarily due to an increase in activity with a carrier that resulted in higher daily active users on prepaid devices.
App Growth Platform
App Growth Platform (“AGP”) net revenue for the year ended March 31, 2026, increased by $32,513 or 21.2% compared to the year ended March 31, 2025 and was primarily driven by improved performance in the Asia Pacific and China regions. Advertising exchange revenues increased $36,607, which was largely due to the continued onboarding of new publishers and demand partners. Performance and brand advertising revenue declined by approximately $2,826, primarily due to reduced demand in major brands. Net revenues from reseller partnerships decreased by $1,268, between the comparable periods.
Costs of Revenue and Operating Expenses

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Revenue share	$243,638	$235,287	3.5%
Other direct costs of revenue	46,971	34,541	36.0%
Product development	40,476	39,464	2.6%
Sales and marketing	58,000	61,642	(5.9)%
General and administrative	142,124	173,647	(18.2)%
Total costs of revenue and operating expenses	$531,209	$544,581	(2.5)%
Revenue share
Revenue share increased by $8,351 or 3.5% to $243,638 for the year ended March 31, 2026, and was 43.1% as a percentage of total net revenue compared to $235,287, or 48.0% of total net revenue, for the year ended March 31, 2025. The increase in revenue share coincides with the increase in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. The decrease in revenue share as a percentage of total net revenue was primarily driven by product mix changes, including certain high-margin product lines driving a higher percentage of total net revenue between the comparative periods and the absence in the year ended March 31, 2026 of a non-recurring contract-related cost of $3,800 that was included in the year ended March 31, 2025.
Other direct costs of revenue
Other direct costs of revenue increased by $12,430 or 36.0% to $46,971 for the year ended March 31, 2026, and was 8.3% as a percentage of total net revenue compared to $34,541, or 7.0% of total net revenue, for the year ended March 31, 2025. The increase in other direct costs of revenue for the year ended March 31, 2026, compared to the prior year, was primarily driven by favorable monetization methodology changes implemented to the exchange. This change, while driving an increase in bidding and platform fees, also increased revenue, which resulted in a higher margin for the exchange platform. The increase was further driven by the achievement of higher revenue targets in the current year. The increase in other direct costs as a percentage of total net revenue was primarily due to the monetization methodology changes.
Product development
Product development expenses increased by $1,012 or 2.6% to $40,476 for the year ended March 31, 2026 compared to $39,464 for the year ended March 31, 2025. The increase in product development expenses was primarily due to higher employee-related costs, primarily cash incentive compensation, of $3,818 and hosting and software costs of $1,192. These increases were partially offset by decreases in professional service fees of $2,792, severance of $223, and travel and entertainment costs of $144. Additionally, the Company had a $694 increase in capitalized labor and third-party costs related to internally developed software during the year ended March 31, 2026 which served to reduce product development expenses as compared to the year ended March 31, 2025.

Sales and marketing
Sales and marketing expenses decreased by $3,642 or 5.9% to $58,000 for the year ended March 31, 2026 compared to $61,642 for the year ended March 31, 2025. The decrease in sales and marketing expense was primarily due to higher offsetting capitalization of labor costs related to internally developed software of approximately $2,433 and decreases in severance costs of $1,428 and events and lead generation costs of $877. These decreases were partially offset by higher professional service fees of $749 and employee-related costs of $674, which include a decrease in headcount offset by an increase in incentive compensation expense.
General and administrative
General and administrative expenses decreased by $31,523 or 18.2% to $142,124 for the year ended March 31, 2026 compared to $173,647 for the year ended March 31, 2025. The decrease was primarily due to decreases in stock-based compensation of $17,056 and depreciation and amortization expense of $11,226 primarily related to certain intangible assets that became fully amortized between the comparative periods. Additionally, the Company had lower credit loss expense of $2,534, facilities costs of $2,102, business transformation costs of $2,029, severance costs of $1,427, supplies and other costs of $685, and software costs of $504 as compared to the year ended March 31, 2025. These decreases were partially offset by higher employee-related costs of $4,559, primarily cash incentive compensation, and higher professional services and consulting fees of $1,937.
Interest and Other Income (Expense), Net

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Change in fair value of contingent consideration	$(231)	$(300)	23.0%
Interest expense, net	(58,580)	(34,783)	(68.4)%
Unrealized gain on derivatives	1,504	—	100.0%
Foreign exchange transaction gain	3,536	1,297	(172.6)%
Loss on extinguishment of debt	(9,795)	—	100.0%
Other expense, net	(1,816)	(3)	(60,433.3)%
Total interest and other expense, net	$(65,382)	$(33,789)	(93.5)%
Change in fair value of contingent consideration
The change in fair value of contingent consideration decreased $69 or 23.0% to $231 for the year ended March 31, 2026 compared to $300 for the year ended March 31, 2025 as a result of the earn out period associated with the Company’s acquisition of In App Video Services UK LTD being completed as of December 31, 2025.
Interest expense, net
For the years ended March 31, 2026 and 2025, the Company recorded net interest expense of $58,580 and $34,783, respectively, an increase of $23,797 or 68.4%. The increase was primarily due to higher applicable margins on our outstanding debt under the Financing Agreement as compared to the Revolver, which was refinanced on August 29, 2025, and higher amortization of debt discount, issuance costs and exit and duration fees associated with the Financing Agreement. The weighted-average interest rate on our debt during the year ended March 31, 2026 was 11.3% compared to 8.4% for the year ended March 31, 2025. The Company also made total payments of $55,000 on the principal of the term loans during the year ended March 31, 2026, at which time a pro rata portion of the original issue discount and debt issuance costs associated with the Financing Agreement in the amount of $3,205 were accelerated and fully amortized. See Note 12—Debt in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Financing Agreement.
Unrealized gain on derivatives
For the year ended March 31, 2026, the Company recognized unrealized gains on derivatives of $1,504. There was no comparable amount for the year ended March 31, 2025. The increase was due to the issuance of the

2025 Warrants in connection with the Company’s Financing Agreement. The Company classified these warrant instruments as derivative liabilities at fair value and adjusted the instruments to fair value at each reporting period.
Foreign exchange transaction gain
For the years ended March 31, 2026 and 2025, the Company recorded foreign exchange transaction gains of $3,536 and $1,297, respectively, and was primarily attributable to fluctuations in foreign exchange rates for trade accounts receivable and payables denominated in currencies other than the functional currency of foreign entities.
Loss on extinguishment of debt
For the year ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $9,795. There was no comparable balance in the year ended March 31, 2025. The increase was driven by the amortization of the remaining debt issuance costs associated with the Company’s Revolver in connection with the Amended and Restated Credit Agreement, which was terminated and fully paid as of March 31, 2026.
Other Expense, net
Other expense, net increased $1,813 to $1,816 for the year ended March 31, 2026 as compared to $3 for the year ended March 31, 2025 due primarily to certain professional services fees associated with the Company’s equity and financing transactions undertaken during the year ended March 31, 2026.
Income Tax Expense

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Loss before income taxes	$(31,340)	$(87,864)	(64.3)%
Income tax expense	6,392	4,235	50.9%
Effective tax rate	(20.4)%	(4.8)%	(15.6)%
Income tax expense increased $2,157 or 50.9% to $6,392 for the year ended March 31, 2026 in comparison to $4,235 for the year ended March 31, 2025. The increase when comparing the periods was primarily due to an increase in foreign tax rate differences and a valuation allowance on the loss from operations.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under the Financing Agreement. As of March 31, 2026, we had unrestricted cash of approximately $37,719 and restricted cash of approximately $241. For the year ended March 31, 2026, the Company generated a net loss of $37,732 and cash from operating activities of $41,805.
Our principal cash requirements for the twelve-month period following this Annual Report primarily consist of refinancing certain loan tranches under the Financing Agreement and payment of interest and required principal payments thereunder in addition to employee-related costs, contractual payment obligations, including office leases, cloud hosting costs, capital expenditures, minimum commitments under hosting agreements (see Liquidity and Capital Resources—Hosting Agreements below), cash outlays for income taxes, and cash requirements to fund working capital.
We have been and are continuing to explore various cost-saving opportunities, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance certain loan tranches under the Financing Agreement or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.
We are currently seeking to refinance certain loan tranches under the Financing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. Under the Financing Agreement, the Company is required to pay certain exit and duration fees if one of the two remaining tranches of term loans is not repaid by certain dates. See Note 12—Debt under the heading “Financing Agreement” in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of the exit and duration fees. If we successfully refinance such loans on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations, and ability to access debt financing arrangements would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Annual Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflicts in Ukraine, Iran, Israel, Gaza, Lebanon and Syria and the political climate related to China. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets will be available, in an amount sufficient to enable us to pay our debt, refinance Loan tranches under the Financing Agreement or to fund our other liquidity needs. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Financing Agreement is $391,150 as of March 31, 2026. The term loans under the Financing Agreement are fully borrowed and there is no further borrowing capacity under the Financing Agreement. The maturity date of the Financing Agreement is August 29, 2029, and the outstanding balance is classified as long-term debt, net of original issuance discount of $11,917, debt issuance costs of $7,517, unamortized exit and duration fees of $10,753, and the current portion of long-term debt of $7,031 on our consolidated balance sheet as of March 31, 2026. For further description of the terms of the Financing Agreement, see Note 12—Debt under the heading “Financing Agreement” in the notes to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K.
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
As of March 31, 2026, we were in compliance with all covenants under the Financing Agreement.
As described above, we are currently seeking to refinance certain loan tranches under the Financing Agreement and are exploring options to raise additional capital through the sale of equity securities or equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations, and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot guarantee that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain loan tranches under the Financing Agreement by certain dates, the Company will be required to pay exit and duration fees on such tranches when repaid, which could have a material adverse impact on our business, financial condition, and results of operations. On April 20, 2026, the Company entered into an amendment to the Financing Agreement, which modified the timing and potential of certain exit and duration fees. See Note 18—Subsequent Events in the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding amendment to the Financing Agreement.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $192,294 over the next four fiscal years. See Note 17—Commitments and Contingencies in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report for a breakdown of these minimum purchase commitments by year over the next four fiscal years.
Cash Flow Summary

	Year Ended March 31,
	2026	2025	% of Change
	(in thousands)
Net cash provided by operating activities	$41,805	$11,880	251.9%
Net cash used in investing activities	(30,619)	(27,477)	11.4%
Net cash provided by (used in) financing activities	(10,864)	23,281	(146.7)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,446)	(1,205)	103.0%
Net change in cash, cash equivalents, and restricted cash	$(2,124)	$6,479	(132.8)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. If we cannot increase our revenue levels and manage costs appropriately, our future cash flows from operating activities may be negatively affected. Cash provided by operating activities was $41,805 for the year ended March 31, 2026, compared to $11,880 for the year ended March 31, 2025.
The increase of $29,925 in net cash provided by operating activities during the year ended March 31, 2026 as compared to the year ended March 31, 2025 was due primarily to the $88,117 increase in operating income, partially offset by decreases in non-cash stock-based compensation expense and depreciation and amortization expenses of $17,188 and $11,458, respectively. Additionally, our operating cash flows were affected by increases in cash paid for interest and income taxes in the amounts of $11,505 and $19,145, respectively.
Investing Activities
Our primary investing activities have consisted of purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and to a lesser extent acquisitions of businesses. For the year ended March 31, 2026, net cash used in investing activities increased by $3,142 to $30,619. Our cash used in investing activities for the years ended March 31, 2026 and March 31, 2025, was primarily comprised of capital expenditures related to internally developed software.
Financing Activities
Financing cash flows consist primarily of repayments associated with our long-term debt, proceeds from the issuance of shares of common stock in our ATM and through equity incentive plans, and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased $34,145 during the year ended March 31, 2026 as compared to the year ended March 31, 2025. Net cash used in financing activities during the current year included significant activity as we paid in full the Amended and Restated Credit Agreement with the proceeds of the loans provided under the Financing Agreement. The Company incurred debt discount costs of $11,300 which were netted in the proceeds received from the Financing Agreement and paid debt issuance costs of $20,486 in connection with both the Amended and Restated Credit Agreement and the Financing Agreement. The Company also participated in an ATM that raised $56,809, net of seller’s costs and promptly used those proceeds to prepay $55,000 of principal associated with the Financing Agreement.
During the years ended March 31, 2026 and 2025, we withheld and retired shares of common stock to satisfy $937 and $465, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted and performance stock units during the relevant periods. These shares are treated as common stock repurchases in our consolidated financial statements.
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
For contracts with durations less than one year, the Company has adopted the practical expedient in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606-10-50-14 Revenues from Contracts with Customers (“ASC 606”) which allows the Company to exclude disclosure of unsatisfied performance obligations for such contracts.
The Company utilizes the practical expedient in ASC 606 which states the Company is not required to disclose the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.
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
Demand - Developers and Advertisers
The Company generally offers these services through CPI, CPP, and/or CPA arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end-user mobile devices. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.
The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the end-user mobile device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs. Revenue recognition related to CPP arrangements is dependent only upon the delivery of the application to the end user mobile device. As a result, revenue is recognized once delivery of the application has been completed as the Company’s performance obligation has been fulfilled.
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
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, which require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on CPI or CPM basis. Revenue is recognized based on the rate and the number of impressions or end-user actions at the time the ad is rendered or the end user action is completed.
Principal vs Agent Reporting
The determination of whether we act as a principal or as an agent in a transaction requires significant judgment and is based on our assessment of the terms of customer arrangements and the relevant accounting guidance. When we are the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers, and agencies. When we are an agent in a transaction, revenue is reported net of revenue share paid to app publishers or developers.
The Company has determined that it is a principal for its advertiser services for application media and content media when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads, or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
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
Software Development Costs
The Company applies the principles of FASB ASC Topic 985-20, Accounting for the Costs of Computer

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
The Company also applies the principles of FASB ASC Topic 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended.
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
The Company is required to evaluate its ability to realize its deferred tax assets using all available evidence, both positive and negative, and determine if a valuation allowance is needed. Further, ASC 740-10-30-18 outlines the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carry-forwards. The sources of taxable income are listed below from least to most subjective:
•Future reversals of existing taxable temporary differences.
•Future taxable income exclusive of reversing temporary differences and carryforwards.
•Taxable income in prior carryback year(s) if carryback is permitted under the tax law.
•Tax-planning strategies that would, if necessary, be implemented to, for example:
•Accelerate taxable amounts to utilize expiring carryforwards,
•Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss,
•Switch from tax-exempt to taxable investments,
ASC 740-10 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.

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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards. We utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and the option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. The Company may issue either new shares or treasury shares upon exercise of these awards. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the consolidated statements of operations and comprehensive income (loss) in the reporting period for which the exercises occur. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, we must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Business Combinations
We allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative “Step 0” assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting unit and changes in the Company’s fair value.
If the reporting unit does not pass the qualitative assessment, the Company carries out a “Step 1” quantitative test for impairment of goodwill. This is done by comparing the fair value of the reporting unit with the carrying value of the reporting unit that includes goodwill. If the fair value of the reporting unit is greater than its carrying value, including goodwill, no impairment results. The Company utilizes a combination of both an income and market approach and applies a 75% weighting to the income approach and a 25% weighting to the market approach to arrive at the total fair value of our reporting units used for impairment testing. The Company applies a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting units being valued. Determining the fair value of a reporting unit requires the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins, and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. The Company at its option may elect to bypass the qualitative assessment and proceed directly to performing a quantitative goodwill impairment assessment.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has operations both within the U.S. and internationally and is exposed to market risks, primarily interest rate, foreign currency exchange, and fair value risks, in the ordinary course of business.
Interest Rate Fluctuation Risk
The primary objective of the Company’s investment activities is to preserve principal while maximizing income without significantly increasing risk. The Company’s cash and cash equivalents consist of cash and deposits, which are sensitive to interest rate changes.
The Company’s borrowings under the Financing Agreement are subject to variable interest rates and thus expose the Company to interest rate fluctuations. As of March 31, 2026, the Company had an outstanding principal balance of $391,150 and the variable interest rate in effect was 11.7%. A hypothetical increase in market interest rates of 100 basis points would result in an increase in interest expense of approximately $3,912 under the Company’s Financing Agreement. The Company has not used any derivative financial instruments to manage its interest rate risk exposure. The Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
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
Fair Value Risk
The Company holds a financial liability in the form of a derivative liability related to the 2025 Warrants issued in connection with the Financing Agreement, which are measured at fair value and recorded through net income (loss) in our consolidated statements of operations and comprehensive income (loss). The fair value of the derivative liability fluctuates based on the market price of the Company’s common stock. The initial fair value of the derivative liability was estimated using a Black-Scholes model, with an initial valuation of $3.00 per share. An increase in the Company’s stock price would result in an increase in the fair value of the liability and a resulting unrealized loss on derivatives on the consolidated statements of operations and comprehensive income (loss).

Further information regarding the fair value of the derivative liability that is measured on a recurring basis is presented in Note 4—Fair Value Measurements in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITAL TURBINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 26, 2026 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Austin, Texas
May 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Turbine, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digital Turbine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2026, and our report dated May 26, 2026 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Austin, Texas
May 26, 2026

Digital Turbine, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31,
	2026	2025
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$37,960	$40,084
Accounts receivable, net	251,240	181,770
Prepaid expenses	6,060	6,923
Value-added tax receivable	4,461	8,291
Other current assets	12,149	5,711
Total current assets	311,870	242,779
Property and equipment, net	49,111	46,966
Right-of-use assets	7,739	9,924
Intangible assets, net	217,448	257,697
Goodwill	223,053	221,741
Other non-current assets	32,433	33,747
TOTAL ASSETS	$841,654	$812,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$132,807	$139,944
Accrued revenue share	87,215	35,264
Accrued compensation	22,408	7,503
Acquisition purchase price liabilities	436	1,697
Current portion of long-term debt	7,031	—
Other current liabilities	18,402	38,118
Total current liabilities	268,299	222,526
Long-term debt, net	353,932	408,687
Derivative liabilities	2,164	—
Deferred tax liabilities, net	15,818	16,308
Other non-current liabilities	9,280	11,375
Total liabilities	649,493	658,896
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock
Series A convertible preferred stock at $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock
$0.0001 par value: 200,000,000 shares authorized; 121,073,328 issued and 120,315,203 outstanding at March 31, 2026; 106,735,767 issued and 105,977,642 outstanding at March 31, 2025	10	10
Additional paid-in capital	969,062	892,665
Treasury stock (758,125 shares at March 31, 2026, and March 31, 2025)	(71)	(71)
Accumulated other comprehensive loss	(51,766)	(51,304)
Accumulated deficit	(725,174)	(687,442)
Total stockholders’ equity	192,161	153,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$841,654	$812,854

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended March 31,
	2026	2025	2024
Net revenue	$565,251	$490,506	$544,482
Costs of revenue and operating expenses
Revenue share	243,638	235,287	262,226
Other direct costs of revenue	46,971	34,541	34,799
Product development	40,476	39,464	54,157
Sales and marketing	58,000	61,642	61,481
General and administrative	142,124	173,647	169,617
Impairment of goodwill	—	—	336,640
Total costs of revenue and operating expenses	531,209	544,581	918,920
Income (loss) from operations	34,042	(54,075)	(374,438)
Interest and other expense, net
Change in fair value of contingent consideration	(231)	(300)	372
Interest expense, net	(58,580)	(34,783)	(30,838)
Unrealized gain on derivatives	1,504	—	—
Foreign exchange transaction gain	3,536	1,297	101
Loss on extinguishment of debt	(9,795)	—	—
Other expense, net	(1,816)	(3)	(328)
Total interest and other expense, net	(65,382)	(33,789)	(30,693)
Loss before income taxes	(31,340)	(87,864)	(405,131)
Income tax expense	6,392	4,235	15,317
Net loss	(37,732)	(92,099)	(420,448)
Less: net loss attributable to non-controlling interest	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	(37,732)	(92,099)	(420,228)
Other comprehensive loss
Foreign currency translation loss	(462)	(2,349)	(6,271)
Comprehensive loss	(38,194)	(94,448)	(426,719)
Less: comprehensive income attributable to non-controlling interest	—	—	519
Comprehensive loss attributable to Digital Turbine, Inc.	$(38,194)	$(94,448)	$(427,238)
Net loss per common share
Basic	$(0.33)	$(0.89)	$(4.16)
Diluted	$(0.33)	$(0.89)	$(4.16)
Weighted average common shares outstanding
Basic	112,923	103,747	100,975
Diluted	112,923	103,747	100,975

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(37,732)	$(92,099)	$(420,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,452	82,910	83,858
Amortization of debt discount, issuance costs, and exit and duration fees	13,933	1,835	102
Loss on extinguishment of debt	9,795	—	—
Provision for credit losses on accounts receivable	233	2,767	3,202
Unrealized gain on derivatives	(1,504)	—	—
Stock-based compensation expense	16,355	33,543	33,763
Foreign exchange transaction gain	(3,536)	(1,297)	(101)
Change in fair value of contingent consideration	231	300	(372)
Non-cash lease expense	3,502	3,179	3,029
Change in deferred income taxes	(654)	(4,054)	6,900
Impairment of goodwill	—	—	336,640
Changes in operating assets and liabilities:
Accounts receivable	(70,192)	5,823	(19,251)
Prepaid expenses	922	777	688
Value-added tax receivable	4,386	(3,570)	(4,356)
Other current assets	(4,848)	613	(1,931)
Right-of-use assets	(1,061)	(3,928)	(2,123)
Other non-current assets	1,814	939	(5,194)
Accounts payable	(7,183)	(19,345)	40,190
Accrued revenue share	51,827	1,418	(34,955)
Accrued compensation	14,767	298	(3,552)
Other current liabilities	(21,415)	2,410	14,335
Other non-current liabilities	713	(639)	(1,747)
Net cash provided by operating activities	41,805	11,880	28,677
Cash flows from investing activities
Equity investments	—	—	(19,634)
Business acquisition, net of cash acquired	—	—	65
Capital expenditures	(30,619)	(27,477)	(24,279)
Net cash used in investing activities	(30,619)	(27,477)	(43,848)
Cash flows from financing activities
Proceeds from borrowings, net of original issue discount	418,700	38,000	50,000
Payment of debt issuance costs	(20,486)	(1,627)	—
Payment of deferred business acquisition consideration	(1,263)	—	—
Repayment of debt obligations	(466,000)	(13,000)	(77,134)
Acquisition of non-controlling interest in consolidated subsidiaries	—	—	(3,751)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,757	56,809	—	—
Payment of withholding taxes for net share settlement of equity awards	(937)	(465)	(1,286)
Proceeds from options exercised	2,313	373	2,871
Net cash provided by (used in) financing activities	(10,864)	23,281	(29,300)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,446)	(1,205)	2,518
Net change in cash, cash equivalents, and restricted cash	(2,124)	6,479	(41,953)
Cash, cash equivalents, and restricted cash, beginning of period	40,084	33,605	75,558
Cash, cash equivalents, and restricted cash, end of period	$37,960	$40,084	$33,605

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$37,719	$39,393	$32,916
Restricted cash	241	691	689
Total cash, cash equivalents, and restricted cash	$37,960	$40,084	$33,605

Supplemental disclosure of cash flow information
Interest paid	$47,088	$35,583	$30,716
Income taxes paid	$26,295	$7,150	$1,529

Supplemental disclosure of non-cash investing and financing activities
Assets acquired not yet paid	$233	$519	$546
Stock-based compensation included in capitalized software development costs	$1,857	$1,024	$1,644
Fair value of unpaid contingent consideration in connection with business acquisitions	$—	$1,664	$2,366

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share counts)

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2023	99,458,369	$10	100,000	$100	758,125	$(71)	$822,217	$(41,945)	$(175,115)	$2,059	$607,255
Net loss	—	—	—	—	—	—	—	—	(420,228)	(220)	(420,448)
Foreign currency translation	—	—	—	—	—	—	—	(7,010)	—	739	(6,271)
Exercise of stock options	1,050,553	—	—	—	—	—	2,871	—	—	—	2,871
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	1,610,010	—	—	—	—	—	(1,286)	—	—	—	(1,286)
Acquisition of non-controlling interests in Fyber N.V.	—	—	—	—	—	—	(1,173)	—	—	(2,578)	(3,751)
Stock-based compensation expense	—	—	—	—	—	—	35,562	—	—	—	35,562
Balance at March 31, 2024	102,118,932	10	100,000	100	758,125	(71)	858,191	(48,955)	(595,343)	—	213,932
Net loss	—	—	—	—	—	—	—	—	(92,099)	—	(92,099)
Foreign currency translation	—	—	—	—	—	—	—	(2,349)	—	—	(2,349)
Exercise of stock options	93,799	—	—	—	—	—	373	—	—	—	373
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	3,764,911	—	—	—	—	—	(465)	—	—	—	(465)
Stock-based compensation expense	—	—	—	—	—	—	34,566	—	—	—	34,566
Balance at March 31, 2025	105,977,642	10	100,000	100	758,125	(71)	892,665	(51,304)	(687,442)	—	153,958

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2025	105,977,642	10	100,000	100	758,125	(71)	892,665	(51,304)	(687,442)	—	153,958
Net loss	—	—	—	—	—	—	—	—	(37,732)	—	(37,732)
Foreign currency translation	—	—	—	—	—	—	—	(462)	—	—	(462)
Exercise of stock options	1,276,341	—	—	—	—	—	2,313	—	—	—	2,313
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	3,116,084	—	—	—	—	—	(937)	—	—	—	(937)
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,757	9,945,136	—	—	—	—	—	56,809	—	—	—	56,809
Stock-based compensation expense	—	—	—	—	—	—	18,212	—	—	—	18,212
Balance at March 31, 2026	120,315,203	$10	100,000	$100	758,125	$(71)	$969,062	$(51,766)	$(725,174)	$—	$192,161

The accompanying notes are an integral part of these consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
Note 1—Description of Business
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine,” or the “Company”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). The Company offers end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, the Company’s products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates the financial results and reports non-controlling interests representing the economic interests held by other equity holders of subsidiaries that are not 100% owned by the Company. The calculation of non-controlling interests excludes any net income (loss) attributable directly to the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, including the determination of gross versus net revenue reporting, allowance for credit losses on accounts receivable, stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of contingent earn-out considerations, incremental borrowing rates for right-of-use assets and lease liabilities, and tax valuation allowances. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of ongoing macroeconomic uncertainty due to global events such as the conflicts in Ukraine, Iran Israel, Gaza, Lebanon and Syria, inflation, disruptions in supply chains including the 2026 global memory chip shortage resulting from high artificial intelligence (“AI”) demand, recessionary concerns impacting the markets in which the Company operates, geopolitical tensions with China, and others, management has considered the potential impacts on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s consolidated financial statements.
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
For contracts with durations less than one year, the Company has adopted the practical expedient in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606-10-50-14 Revenues from Contracts with Customers (“ASC 606”) which allows the Company to exclude disclosure of unsatisfied performance obligations for such contracts.
The Company utilizes the practical expedient in ASC 606 which states the Company is not required to disclose the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.
ODS - Application Media
Supply - Carriers and OEMs
The Company enters into contracts with carriers and OEMs for its On Device Solutions (“ODS”) segment to help the customer control, manage, and monetize the mobile device through the marketing of application slots or advertisement space/inventory to advertisers and delivering the applications or advertisements to the mobile device. The Company generally offers these services under a revenue share model. These agreements typically include the following services: the access to a SaaS platform, hosting, solution features, and general support and maintenance. The Company has concluded that each promised service is delivered concurrently, interdependently, and continuously with all other promised services over the contract term and, as such, has concluded these promises are a single performance obligation that is delivered to the customer over a series of distinct service periods over the contract term. The Company meets the criteria for overtime recognition because the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, and the same method would be used to measure progress over each distinct service period. The fees for such services are not known at contract inception but are measurable during each distinct service period. The Company's contracts do not include advance non-refundable fees. The Company’s fees for these services are based upon a revenue-share arrangement with the carrier or OEM. Both parties have agreed to share the revenue earned from third-party advertisers, discussed below, for these services.
Demand - Developers and Advertisers
The Company generally offers these services through cost-per-install (“CPI”), cost-per-placement (“CPP”), and/or cost-per-action (“CPA”) arrangements with application developers and advertisers, generally in the form of insertion orders. The insertion orders specify the type of arrangement and additional terms such as advertising campaign budgets and timelines as well as any constraints on advertising types. These customer contracts can be open ended in regard to length of time and can renew automatically unless terminated; however, specific advertising campaigns are generally short-term in nature. Under these agreements, the Company delivers the customer’s applications to end-user mobile devices. The Company gains access and control of application slots on wireless carrier and OEM mobile devices and markets those slots on their behalf to the Company’s customers.
The Company has concluded that the performance obligation within the contract is complete upon delivery of the application to the end-user mobile device. Revenue recognition related to CPI and CPA arrangements is dependent upon an action of the end user. As a result, the transaction price is variable and is fully constrained until an install or action occurs. Revenue recognition related to CPP arrangements is dependent only upon the delivery of the application to the end user mobile device. As a result, revenue is recognized once delivery of the application has been completed as the Company’s performance obligation has been fulfilled.
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
AGP - Marketplace
The Company, through its App Growth Platform (“AGP”) segment provides platforms that allow demand side platforms (“DSPs”) and publishers to buy and sell ad inventory, respectively, in a programmatic, real-time bidding (“RTB”) auction. The Company generally contracts with DSPs through service orders. It also separately contracts with publishers through service orders to provide access to its auction platform and the ad inventory available through the platform. The auction is held when ad inventory becomes available. The exchange platform will send bid requests to various DSPs, which may choose to bid on the available ad inventory. Once a DSP wins an auction, it must deliver an ad, which is generally served through the Company's software development kits (“SDK”). The entire auction process is nearly instantaneous. The Company bills the DSP based on the total number of impressions and the bid price. It then remits the payment to the publishers, net of a revenue share agreed with the publisher that is generally a percentage of the DSPs’ total spending with the publisher through the platform.
AGP - Brand and Performance
The Company, through its AGP segment for its Brand and Performance offerings, contracts directly with advertisers or agencies. through insertion orders, which require the Company to fulfill advertising campaigns by identifying and purchasing targeted ad inventory and serving ads on behalf of the advertiser. The insertion orders or addendum communications provide advertising campaign details, such as campaign start and end date, target demographics, maximum budget, and rate. Rates are generally based on a CPI or CPM basis. Revenue is recognized based on the rate and the number of impressions or end-user actions at the time the ad is rendered or the end user action is completed.
Principal vs Agent Reporting
The determination of whether the Company acts as a principal or as an agent in a transaction requires significant judgment and is based on an assessment of the terms of customer arrangements and the relevant accounting guidance. When the Company is the principal in a transaction, revenue is reported on a gross basis, which is the amount billed to DSPs, advertisers, and agencies. When the Company is an agent in a transaction, revenue is reported net of revenue share paid to app publishers or developers.
The Company has determined that it is a principal for its advertiser services for application media and content media when it controls the application slots or ad space/inventory. This is because it has been allocated such slots or space from the carrier or OEM and is responsible for marketing or monetizing the slots or space. The advertisers look to the Company to acquire such slots or space, and the Company’s software is used to deliver the applications, ads, or content to the mobile device. The Company also may manage application or ad campaigns of advertisers associated with these services. If the applications or advertisements are not delivered to the mobile device or the Company doesn’t comply with certain policies of the advertiser, the Company would be responsible and have to indemnify the customer for these issues. The Company also has discretion in setting the price of the slots or space based on market conditions, collects the transaction prices, and remits the revenue-share percentage of the transaction price to the carrier or OEM.
The Company recognizes the transaction price received from application developers, DSPs, and advertisers and recognizes the transaction price received net of the publishers’ share of the transaction price. The Company then bills the DSPs and advertisers on the gross transaction price amount and pays the publishers their share of such transaction price as a cost of revenue within revenue share in the accompanying consolidated statements of operations and comprehensive income (loss). As a result, receivables and payables are presented gross in the accompanying balance sheet, while certain revenues are reported net.
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
The Company has determined that is an agent in transactions on its Marketplace platforms. The Company acts as an intermediary between DSPs and publishers by providing access to a platform and the SDKs that allow both parties to transact in the buying and selling of ad inventory. The transaction price is determined through a real-time auction, and the Company has no pricing discretion or obligation related to the fulfillment of the advertising delivery.
Segment Reporting
The Company reports its results of operations through the two segments disclosed in Note 5—Segment Information, each of which represents an operating and reportable segment.
Software Development Costs
The Company applies the principles of FASB ASC Topic 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. At this time, the Company does not invest significant capital into the research and development phase of new products and features as the technological feasibility aspect of our platform products has either already been met or is met very quickly.
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
The Company also applies the principles of FASB ASC Topic 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended.
Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a three-year useful life.
For the years ended March 31, 2026, 2025 and 2024, the Company capitalized software development costs in the amount of $32,294, $27,477 and $24,367, respectively. Computer software, net was $45,285 and $42,124, as of March 31, 2026 and 2025, respectively, and is classified as property and equipment.
Cloud Computing Arrangements
The Company incurred costs to implement cloud computing arrangements hosted by third-party vendors. ASC 350-40 requires hosting arrangements that are service contracts to follow the guidance of internal-use software to determine which implementation costs can be capitalized. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statement of operations.
The net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage as of March 31, 2026 and 2025 was:

	March 31,
	2026	2025
Current	$1,233	$1,233
Non-current	3,267	4,500
Cloud computing arrangements, net of accumulated amortization	$4,500	$5,733
The current amount is reported in other current assets, and the non-current amount is recorded in other non-current assets on the consolidated balance sheet.
During the years ended March 31, 2026, 2025 and 2024, amortization expenses for implementation costs of cloud-based computing arrangements were $1,233, $1,300 and $619, respectively.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the stock-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards. We utilize the Black-Scholes option pricing model to value stock options, which involves the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend rates, and the option’s expected life. As a result, the financial statements include amounts that are based on our best estimates and judgments for the expenses recognized for stock-based compensation. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. The Company may issue either new shares or treasury shares upon exercise of these awards. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the consolidated statements of operations and comprehensive income (loss) in the reporting period for which the exercises occur. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, the Company must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected. For further information about our equity awards, refer to Note 14—Stock-Based Compensation.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of all U.S. employees beginning on their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to a certain percentage of an employee’s contributions. For the years ended March 31, 2026, 2025 and 2024, the Company made contributions to the plan of $1,551, $1,593 and $1,868, respectively.
In addition, the Company provides retirement benefits to international employees through various government-mandated and employer-sponsored defined contribution plans. These plans vary by country and are in accordance with local laws and regulations. Employer contributions are generally based on a percentage of employee contributions. For the years ended March 31, 2026, 2025 and 2024, the Company made contributions to these international retirement plans of $2,901, $2,919 and $2,251, respectively.
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740-10, Accounting for Income Taxes (“ASC 740-10”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740-10, the Company determines deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating losses, if it is more likely than not the tax benefits will be realized using the enacted tax rates in effect for the year in which it expects the differences to reverse. To the extent a deferred tax asset cannot be realized, a valuation allowance is established.
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
The Company is required to evaluate its ability to realize its deferred tax assets using all available evidence, both positive and negative, and determine if a valuation allowance is needed. Further, ASC 740-10-30-18 outlines the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carry-forwards. The sources of taxable income are listed below from least to most subjective:
•Future reversals of existing taxable temporary differences.
•Future taxable income exclusive of reversing temporary differences and carryforwards.
•Taxable income in prior carryback year(s) if carryback is permitted under the tax law.
•Tax-planning strategies that would, if necessary, be implemented to, for example:
•Accelerate taxable amounts to utilize expiring carryforwards.
•Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss.
•Switch from tax-exempt to taxable investments.
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
Foreign Currency Translation
The Company uses the U.S. dollar for financial reporting purposes. Some of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Amounts included in our consolidated statement of operations are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $462, $2,349, and $6,271 for the years ended March 31, 2026, 2025 and 2024, respectively, has been reported as a component of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) and consolidated statements of stockholders’ equity.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily consist of cash on deposit with banks and short-term investments purchased with original maturities of three months or less. Restricted cash consists primarily of cash held by banks in a collateral account as collateral to cover the Company's corporate credit cards.

Accounts Receivable
The Company includes billed and unbilled accounts receivable balances in its accounts receivable, net balance. Billed accounts receivable represent amounts billed to customers for which the Company has an unconditional right to consideration. Unbilled accounts receivable represent revenue recognized but billed after the balance sheet date.
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
The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of our debt, less capitalized debt issuance costs, approximates fair value.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are the lesser of eight-to-ten years or the term of the lease for leasehold improvements and three-to-five years for other assets.
Leases
Under ASC Topic 842 Leases (“ASC 842”), the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-, asset-, entity-, and market-based factors. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations and comprehensive income (loss). Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.
The right-of-use asset components of our operating leases are included in right-of-use assets on our consolidated balance sheet, while the current portion of our operating lease liabilities are included in other current liabilities and the long-term portion of our operating lease liabilities in other non-current liabilities on our consolidated balance sheet.

Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired advertiser or publisher relationships, acquired technology, acquired patents, and acquired trade names from a market participant perspective. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative “Step 0” assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting unit and changes in the Company’s fair value.
If the reporting unit does not pass the qualitative assessment, the Company carries out a “Step 1” quantitative test for impairment of goodwill. This is done by comparing the fair value of the reporting unit with the carrying value of the reporting unit that includes goodwill. If the fair value of the reporting unit is greater than its carrying value, including goodwill, no impairment results. The Company utilizes a combination of both an income and market approach and applies a 75% weighting to the income approach and a 25% weighting to the market approach to arrive at the total fair value of our reporting units used for impairment testing. The Company applies a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting units being valued. Determining the fair value of a reporting unit requires the Company to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins, and terminal value. Changes in key estimates or market conditions could result in an impairment charge. The Company at its option may elect to bypass the qualitative assessment and proceed directly to performing a quantitative goodwill impairment assessment.
During the fiscal year ended March 31, 2024, the Company sustained a decline in the quoted market price of the Company’s common stock and the Company’s forecasted operating trends, and an increase in interest rates, which represented potential indicators of impairment related to the goodwill assigned to the AGP reporting unit for the three months ended September 30, 2023. The Company also performed its annual goodwill impairment evaluation as of March 31, 2024, noting continued negative trends in quoted market price, interest rates, and the Company’s forecast. As a result of these reviews, the Company recorded a $147,181 and $189,459 non-deductible, non-cash goodwill impairment charge, respectively, for a total of $336,640 to the AGP reporting unit during the year ended March 31, 2024. There was no impairment of goodwill for the ODS reporting unit during the year ended March 31, 2024.

For the years ended March 31, 2026 and 2025, no goodwill impairment charges were recorded.
Impairment of Long-Lived Assets and Finite Life Intangibles
Long-lived assets, including intangible assets subject to amortization, primarily consist of customer relationships and developed technology that have been acquired and are amortized using the straight-line method over their useful lives, ranging from five to eighteen years, and are reviewed for impairment in accordance with FASB ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.
There were no indications of impairment present or that the carrying amounts may not be recoverable during the fiscal years ended March 31, 2026, 2025, and 2024.
Preferred Stock
The Company applies the guidance enumerated in FASB ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with ASC 480-10. All other issuances of preferred stock are subject to the classification and measurement principles of ASC 480-10. Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposits and accounts receivable.
A significant portion of the Company’s cash was held at seven major financial institutions as of March 31, 2026, which management assessed to be of high credit quality. Two of the major financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 per depository account. Five major financial institutions are located outside the U.S. and therefore are not subject to the jurisdiction of the FDIC. As of March 31, 2026, and 2025, the Company had $36,025 and $38,768 in excess of the FDIC-insured limit, respectively. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by monitoring customers’ accounts receivable balances. As of March 31, 2026, the Company had one customer who accounted for 20.6% of its accounts receivable, net balance. As of March 31, 2025, no customer represented more than 10% of the Company’s accounts receivable, net balance.
The Company did not generate revenue from any single supply partner or customer that was more than 10% of our net revenue during the years ended March 31, 2026, 2025 and 2024.
Recent Accounting Pronouncements (Issued and Adopted)
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 Improvement to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The Company adopted ASU 2023-09 during the year ended March 31, 2026 and applied the new disclosure requirements on a prospective basis. For additional information, see Note 16—Income Taxes.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the consolidated financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 and expects that its adoption will result in additional disclosures in its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") amending the guidance around estimation of credit losses on current accounts receivable and current contract assets to allow entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis. The Company is currently evaluating ASU 2025-05 to determine its impact on the consolidated financial statements.
 In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") amending existing internal-use software guidance, changing the timing and thresholds for capitalizing these software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective, modified, or retrospective basis. The Company is currently evaluating ASU 2025-06 to determine its impact on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11), which clarifies the guidance in ASC Topic 270 Interim Reporting to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements *ASU 2025-12”) to address suggestions received from stakeholders on the Accounting Standards Codification (the "Codification") and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.
Note 3—Acquisitions
Acquisition of One Store International
On October 30, 2024, the Company signed an additional agreement with One Store, the App Store Platform Commercial Agreement (the “Commercial Agreement”), which supersedes the Company’s original agreement with One Store, dated February 5, 2024, which contemplated a future potential joint venture with One Store. The Commercial Agreement allows the Company to take ownership of a license to (1) use the One Store app ("OSP") within the European, Latin American, and U.S. markets (the "Territories"), (2) market, advertise, merchandise, distribute, and sell the OSP through the Company's distribution channels, (3) market the One Store brand within the Territories, and (4) reproduce, use and distribute One Store's intellectual property. In return, upon launch of the business in the Territories, the Company will pay One Store a discounted monthly platform fee as a percentage of the gross merchandising value for the first eighteen months of the term.
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

The Purchase Agreement required total cash consideration of $1,903, to be paid in eighteen equal monthly installments starting on the date the Company begins providing service in the U.S. On the acquisition date, the Company recorded the fair values of the assets acquired and liabilities assumed in the Purchase Agreement, which resulted in the recognition of: (1) total assets of $26, (2) total liabilities of $114, and (3) non-deductible goodwill of $1,991. One Store International and its value, primarily comprised of goodwill, was purchased for its potential synergistic advantage and value derived from the expertise of its workforce and process efficiencies. Transaction costs associated with the acquisition of One Store International were $207 during the year ended March 31, 2025, and recorded in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss). The negotiated purchase price was primarily driven by One Store International’s history of OSP distribution and the part it will play in helping the Company to meet its future obligations under the Commercial Agreement.
During the fourth quarter of fiscal year 2025, the Company recognized a reduction to the purchase price of $206, resulting from working capital adjustments. As of March 31, 2026 and 2025, the purchase price liability balance was $436 and $1,697, respectively. The Company has recorded payments to reduce the purchase price liability in the amounts of $1,263 during the year ended March 31, 2026. No payments were made on the liability during the year ended March 31, 2025.
Separate operating results and pro forma results of operations for One Store International have not been presented as the effect of this acquisition was not material to our financial results.

Note 4—Fair Value Measurements
Equity Securities Without Readily Determinable Fair Values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments in either of the years ended March 31, 2026 or 2025.
As of March 31, 2026 and 2025, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $27,594 and are included in other non-current assets in the consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
As the non-marketable equity securities are investments in privately held companies without a readily determinable fair value, the Company applied the principles of ASC Topic 321-10, Investments - Equity Securities, and elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (loss), net in the Company's consolidated statements of operations and comprehensive income (loss). For the years ended March 31, 2026, 2025 and 2024, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
Fair Value Measurements
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Other non-current assets:
Investments in common stock	$164	$—	$—

Liabilities:
Derivative liabilities:
Warrant instruments	$—	$2,164	$—

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Other non-current assets:
Investments in common stock	$367	$—	$—
As of March 31, 2026 and 2025, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 12—Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets, property and equipment, non-marketable equity securities, as described above, and contingent consideration are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the year ended March 31, 2024, we recognized impairment charges to our goodwill. The fair value of our reporting units is classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2—Basis of Presentation and Summary of Significant Accounting Policies - Goodwill.
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
•App Growth Platform (“AGP”) - AGP customers are primarily advertisers and publishers, and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow DSPs, advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.

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

A summary of segment information follows:

	Year Ended March 31, 2026
	ODS	AGP	Elimination	Consolidated
Net revenue(1)	$382,429	$185,742	$(2,920)	$565,251
Revenue share(1)	209,020	37,538	(2,920)	243,638
Segment profit	$173,409	$148,204	$—	$321,613

	Year Ended March 31, 2025
	ODS	AGP	Elimination	Consolidated
Net revenue(1)	$341,632	$153,229	$(4,355)	$490,506
Revenue share(1)	207,705	31,937	(4,355)	235,287
Segment profit	$133,927	$121,292	$—	$255,219

	Year Ended March 31, 2024
	ODS	AGP	Elimination	Consolidated
Net revenue(1)	$370,112	$178,760	$(4,390)	$544,482
Revenue share(1)	228,296	38,320	(4,390)	262,226
Segment profit	$141,816	$140,440	$—	$282,256
______________
(1)     Amounts are presented on an accrual basis.
A reconciliation of total segment profit to total consolidated income (loss) from operations is presented as follows:

	Year Ended March 31,
	2026	2025	2024
Segment profit	$321,613	$255,219	$282,256
Other direct costs of revenue	46,971	34,541	34,799
Product development	40,476	39,464	54,157
Sales and marketing	58,000	61,642	61,481
General and administrative	142,124	173,647	169,617
Impairment of goodwill	—	—	336,640
Income (loss) from operations	$34,042	$(54,075)	$(374,438)
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.

Geographic Area Information
Long-lived assets, excluding deferred tax assets, by region follow:

	March 31,
	2026	2025
U.S. and Canada	$46,489	$40,149
Europe, Middle East, and Africa	2,575	6,751
Asia Pacific and China	47	66
Consolidated property and equipment, net	$49,111	$46,966

	March 31,
	2026	2025
U.S. and Canada	$2,096	$2,030
Europe, Middle East, and Africa	5,364	7,877
Asia Pacific and China	279	17
Consolidated right-of-use asset	$7,739	$9,924

	March 31,
	2026	2025
U.S. and Canada	$90,347	$108,580
Europe, Middle East, and Africa	123,509	145,253
Asia Pacific and China	3,592	3,864
Consolidated intangible assets, net	$217,448	$257,697

Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Year Ended March 31, 2026
	ODS	AGP	Total
U.S. and Canada	$134,292	$93,396	$227,688
Europe, Middle East, and Africa	114,532	47,941	162,473
Asia Pacific and China	130,139	44,239	174,378
Mexico, Central America, and South America	3,466	166	3,632
Elimination	—	—	(2,920)
Consolidated net revenue	$382,429	$185,742	$565,251

	Year Ended March 31, 2025
	ODS	AGP	Total
U.S. and Canada	$137,704	$94,388	$232,092
Europe, Middle East, and Africa	122,254	40,825	163,079
Asia Pacific and China	77,483	17,996	95,479
Mexico, Central America, and South America	4,191	20	4,211
Elimination	—	—	(4,355)
Consolidated net revenue	$341,632	$153,229	$490,506

	Year Ended March 31, 2024
	ODS	AGP	Total
U.S. and Canada	$148,482	$119,979	$268,461
Europe, Middle East, and Africa	171,967	41,374	213,341
Asia Pacific and China	47,562	17,319	64,881
Mexico, Central America, and South America	2,101	88	2,189
Elimination	—	—	(4,390)
Consolidated net revenue	$370,112	$178,760	$544,482

Note 6—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment for the years ended March 31, 2026 and 2025:

	ODS	AGP	Total
Goodwill as of March 31, 2024	$80,176	$139,896	$220,072
Acquisition (Note 3)	—	1,785	1,785
Foreign currency translation	—	(116)	(116)
Goodwill as of March 31, 2025	80,176	141,565	221,741
Foreign currency translation	—	1,312	1,312
Goodwill as of March 31, 2026	$80,176	$142,877	$223,053
Accumulated goodwill impairment on our consolidated balance sheet was $336,640 as of March 31, 2026 and 2025. See Note 2—Basis of Presentation and Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the year ended March 31, 2024.

Intangible Assets
The components of intangible assets, net as of March 31, 2026 and 2025 were as follows:

	As of March 31, 2026
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	10.36 years	$137,836	$(48,670)	$89,166
Developed technology	2.38 years	145,487	(99,268)	46,219
Publisher relationships	14.92 years	109,542	(27,479)	82,063
Total		$392,865	$(175,417)	$217,448

	As of March 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.29 years	$137,094	$(39,153)	$97,941
Developed technology	3.34 years	144,948	(78,526)	66,422
Trade names	0.33 years	69,966	(63,844)	6,122
Publisher relationships	15.89 years	108,879	(21,667)	87,212
Total		$460,887	$(203,190)	$257,697
During the fiscal years ended March 31, 2026, 2025, and 2024, the Company recorded amortization expense of $41,598, $55,612, and $64,358, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
During the years ended March 31, 2026 and 2025, certain fully amortized intangible assets of approximately $70,242 and $31,000, respectively, were removed from gross intangible assets and accumulated amortization, with no corresponding impact to the consolidated statements of operations and comprehensive income (loss). Once an intangible asset is fully amortized, it's the Company's policy to remove both its cost and accumulated amortization from its consolidated balance sheet.
Estimated amortization expense as of March 31, 2026 is expected to be as follows:

Fiscal year 2027	$35,412
Fiscal year 2028	35,412
Fiscal year 2029	18,458
Fiscal year 2030	14,654
Fiscal year 2031	14,482
Thereafter	99,030
Total	$217,448
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.

Note 7—Accounts Receivable
Accounts receivable consistent of the following:

	March 31,
	2026	2025
Billed	$159,381	$106,880
Unbilled	100,342	84,438
Allowance for credit losses	(8,483)	(9,548)
Accounts receivable, net	$251,240	$181,770
All unbilled receivables as of March 31, 2026 are expected to be billed and collected (subject to the allowance for credit losses) within twelve months.
Allowance for Credit Losses

The changes to the allowance for credit losses on accounts receivable were as follows:

	Year Ended March 31,
	2026	2025
Balance, beginning of period	$9,548	$9,706
Provision for credit losses	233	2,767
Write-offs	(1,298)	(2,925)
Balance, end of period	$8,483	$9,548
The Company recorded $233, $2,767, and $3,202 of credit loss expense during the years ended March 31, 2026, 2025, and 2024, respectively, in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Note 8—Property and Equipment
Property and equipment, including software, consisted of the following:

	March 31,
	2026	2025
Computer equipment	$8,478	$7,933
Developed software	147,399	115,816
Furniture and fixtures	1,378	1,442
Leasehold improvements	3,668	3,648
	160,923	128,839
Accumulated depreciation	(111,812)	(81,873)
Property and equipment, net	$49,111	$46,966
Depreciation and amortization expense for the years ended March 31, 2026, 2025, and 2024 were as follows:

	Year Ended March 31,
	2026	2025	2024
Other direct costs of revenue(1)	$—	$209	$4,045
Product development	35	—	—
General and administrative expenses	29,828	27,089	15,459
Depreciation and amortization expense	$29,863	$27,298	$19,504
______________

(1)     Amounts represent amortization of internally developed software to be sold, leased, or otherwise marketed.
During the years ended March 31, 2026, 2025, and 2024, the Company did not write down any developed software balances to net realizable value.
Note 9—Leases
The Company has entered into or assumed through acquisitions, various non-cancellable operating lease agreements primarily for office space. These lease agreements expire between fiscal years 2027 and 2031 and, in certain cases, include one or more options to renew. The Company recognizes a right-of-use (“ROU”) asset and lease liability at the lease commencement date based on the estimated present value of lease payments over the lease term. Variable lease payments consisting of non-lease components and services are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.
Leases are classified on the consolidated balance sheet as follows:

	March 31,
	2026	2025
Operating lease right-of-use assets	$7,739	$9,924

Current operating lease liabilities	$3,149	$3,390
Non-current operating lease liabilities	4,779	6,111
Total right-of-use liabilities	$7,928	$9,501
The current portion of the Company’s lease liabilities, payable within the next twelve months, is included in other current liabilities, and the long-term portion of the Company’s lease liabilities is included in other non-current liabilities on the consolidated balance sheet.
Maturities, by fiscal year, of our operating lease liabilities as of March 31, 2026 were as follows:

Fiscal year 2027	$3,552
Fiscal year 2028	2,760
Fiscal year 2029	2,138
Fiscal year 2030	424
Fiscal year 2031	28
Thereafter	—
Total undiscounted cash flows	8,902
(Less imputed interest)	(974)
Present value of lease liabilities	$7,928
As of March 31, 2026, the weighted-average remaining lease term of our operating leases was 2.78 years and the weighted-average discount rate used in the calculation of our lease liabilities was 6.66%.
Supplemental cash flow information related to our leases was as follows:

	Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,783	$3,520	$3,443
Right-of-use assets obtained in exchange for operating lease liabilities	1,477	4,096	2,683
Operating lease expenses were $3,891, $5,544, and $4,953 for years ended March 31, 2026, 2025 and 2024, respectively. Our operating lease expense includes variable lease costs and is net of sublease income, both of which are not material.

Note 10—Other Current Liabilities
Other current liabilities consisted of the following:

	March 31,
	2026	2025
Accrued expenses	$9,008	$8,913
Accrued interest	305	1,949
Foreign income tax payable	—	15,015
Current lease liabilities	3,149	3,390
Other current liabilities	5,940	8,851
Total other current liabilities	$18,402	$38,118
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
As of March 31, 2026 and 2025, the current balance of the earn-out liability related to In App was $875 and $1,000, respectively. As of March 31, 2026, the entirety of the liability is included within other current liabilities and is anticipated to be paid in the fourth quarter of the fiscal year 2027.
The Company made total payments of approximately $1,000 as a result of In App meeting the 2024 calendar goals during the fiscal year ended March 31, 2026. The Company made total payments of $0 during the year ended March 31, 2025 as the payment for In App meeting the 2023 calendar goals was paid during the fourth quarter of fiscal year 2024. The Company performed its assessments on the fair value of the contingent consideration at each reporting period and recorded losses of $231 and $300 for the years ended March 31, 2026 and 2025, respectively.
Note 11—Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31,
	2026	2025
Non-current lease liabilities	$4,779	$6,111
Contingent consideration	—	644
Other long-term liabilities	4,501	4,620
Total other non-current liabilities	$9,280	$11,375

Note 12—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	March 31,
	2026		2025
	Amount	Effective Rate	Amount	Effective Rate
Revolver	$—	—%	$411,000	8.2%
Term loans (due August 2029)	391,150	11.7%	—	—%
Less: Original issuance discount	(11,917)		—
Less: Debt issuance costs	(7,517)		(2,313)
Less: Unamortized exit and duration fees	(10,753)		—
Total debt, net	360,963		408,687
Less: Current portion of long-term debt	(7,031)		—
Long-term debt, net	$353,932		$408,687
Revolver
On April 29, 2021, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. (“BoA”), as a lender and administrative agent, and a syndicate of other lenders, which provided for a revolving line of credit (the “Revolver”) and which was amended from time to time before being refinanced as described below under “Financing Agreement”. At the time of such refinancing, the Amended and Restated Credit Agreement provided for the following terms: (i) the amount of the Revolver was $411,000, (ii) the maturity date was August 29, 2026, (iii) the annual interest rate was, at the Company’s election, (a) Secured Overnight Financing Rate (“SOFR”) plus 5.50% from June 13, 2025 to August 29, 2025 and 7.50% from August 30, 2025 and thereafter or (b) Base Rate (means for any day the highest of (x) the Federal Funds Rate plus 0.50%, (y) BoA prime rate, and (z) SOFR plus 1.00%) plus 4.50% from June 13, 2025 to August 29, 2025 and 6.50% from August 30, 2025 and thereafter, (iv) the letter of credit fee was 5.5% through August 29, 2025, with an increase to 7.5% after August 29, 2025, (v) financial covenants of a decreasing consolidated secured net leverage ratio starting at 5.25 and decreasing to 4.00 on and after June 30, 2026 and an increasing fixed charge coverage ratio starting at 1.10 increasing to 1.30 on and after June 30, 2026, (vi) mandatory prepayments of net cash proceeds from equity issuances and certain other extraordinary receipts, and (vii) certain covenants including additional monthly reporting obligations, quarterly projections, biweekly 13-week cash flow forecast reporting, access rights, engagement of a financial advisor to, among other things, provide written analyses, including variance analyses, of actual amounts and projected amounts as set forth in the Company’s business plan and budget and 13-week cash flow forecasts, and provide the lenders with reasonable access to the financial advisor. The Company’s payment and performance obligations under the Amended and Restated Credit Agreement and related loan documents were secured by its grant of a security interest in substantially all of its personal property assets, whether now existing or hereafter acquired, subject to certain exclusions, and the issued and outstanding equity of certain foreign subsidiaries, including Digital Turbine (EMEA) LTD., Fyber B.V. and Digital Turbine (IL) Ltd. If the Company were to acquire any real property assets with a fair market value in excess of $5,000, it is required to grant a security interest in such real property as well. All such security interests were required to be first priority security interests, subject to certain permitted liens.
The Revolver included a fee equal to 0.35% per annum for the Revolver’s unused commitments.
The Company incurred debt issuance costs of $15,861 for the Amended and Restated Credit Agreement, inclusive of costs incurred for the prior amendments. Deferred debt issuance costs were recorded as a reduction of the carrying value of the debt on the consolidated balance sheet. All deferred debt issuance costs were amortized on a straight-line basis over the term.
Because the Company refinanced the Amended and Restated Credit Agreement as described below, the Company terminated and fully paid off the outstanding balance of the Revolver as of March 31, 2026, and all remaining deferred debt issuance costs were fully amortized on the effective date of termination into loss on extinguishment of debt of $9,795.

Financing Agreement
On August 29, 2025 (the “Closing Date”), the Company refinanced the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was repaid in full with the proceeds of the loans provided under the Financing Agreement (defined below) and terminated.
On the Closing Date, the Company and certain wholly owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as both administrative and collateral agent, and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
During the year ended March 31, 2026, subsequent to the execution of the Financing Agreement, the Company made payments of $55,000, on the principal of the Loans with proceeds raised from utilizing the Company’s At-the-Market offering, see Note 13—At-the-Market Offering, except for $3,002, which was paid with operating cash. Under the Financing Agreement, any and all proceeds raised from an equity issuance during the term of the Loans are subject to use for mandatory prepayment of the Loans, including proceeds from at-the-market equity issuances. Under the Financing Agreement, the Company has the option to retain proceeds from one or more at-the-market equity issuances up to the aggregate amount not to exceed $5,000. As of March 31, 2026, the Company has not retained any proceeds from such equity issuances.
Pursuant to the Financing Agreement, the Company issued warrants to the lenders providing the term loans. The Company recorded the warrants as a liability at their full fair value and allocated the remaining proceeds from the incremental borrowings of the Financing Agreement to the Term Loans, net of a discount.
The Loans accrue interest, at the Company’s option, at a term SOFR rate or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter, beginning September 30, 2026, until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. As of March 31, 2026, $7,031 was recorded as the current portion of long-term debt on the Company’s consolidated balance sheet, with the remainder of the principal of the Loans recorded as long-term debt, net.
The Financing Agreement requires certain exit and duration fees which are earned on various contractual dates through August 2026 and added to the outstanding principal balance when due. In the event that the Company does not prepay the applicable term loan principal by August 2026, the Company would be required to add total exit fees of $8,100 and duration fees of $21,500 to its principal balance. The Company uses the effective interest method to recognize the exit and duration fees over the term of the debt. The effective interest rate for the period from the date of issuance through March 31, 2026 on the effected tranche was 20.62%. As of March 31, 2026, the Company may be required to increase its outstanding principal balance by up to an additional $3,600 in exit fees and $10,750 in duration fees should the principal of a certain tranche remain unpaid by August 2026.
The table below summarizes the changes in the Company’s unamortized exit and duration fees during the year ended March 31, 2026:

Balance as of March 31, 2025	$—
Exit and duration fees recognized over the effective interest method	(4,497)
Exit and duration fees added to outstanding principal	15,250
Balance as of March 31, 2026	$10,753

As of March 31, 2026, the future principal payments by fiscal year, for the outstanding debt, inclusive of both exit and duration fees, are as follows

Fiscal year 2027	$7,031
Fiscal year 2028	9,376
Fiscal year 2029	9,376
Fiscal year 2030	365,367
Total payments	$391,150
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $20,000 from and after April 1, 2026 until the maturity date, of which no less than $10,000 must be maintained within the U.S. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows.
As of March 31, 2026, the Company was in compliance with all covenants under the Financing Agreement.
On April 20, 2026, the Company amended its Financing Agreement to modify certain liquidity requirement covenants and to adjust the timing and reduce the amounts of its exit and duration fees specified in the Financing Agreement. See Note 18—Subsequent Events for further details of this amendment.
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
The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. The table below is a summary of changes in the fair value of the Company’s valuations for the derivative liability for the year ended March 31, 2026:

Balance as of March 31, 2025	$—
Issuance of 2025 Warrants	3,668
Change in fair value	(1,504)
Balance as of March 31, 2026	$2,164

Interest expense, net
The components of the Company’s interest expense, net were as follows:

	Year Ended March 31,
	2026	2025	2024
Interest expense on outstanding principal balances	$44,627	$32,772	$29,566
Amortization of debt discount, issuance costs, and exit and duration fees	13,933	1,823	906
Unused line of credit fees	20	188	366
Total interest expense, net	$58,580	$34,783	$30,838
Note 13—At-the-Market Offering
On August 5th, 2025, the Company entered into a Sales Agreement (the "Sales Agreement") with RBC Capital Markets, LLC and Craig-Hallum Capital Group LLC (collectively, the "Agents") as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Common Stock for aggregate gross proceeds of up to $150,000. During the year ended March 31, 2026, the Company sold 9,945,136 shares of Common Stock at an average selling price of $5.89 per share, yielding aggregate gross proceeds of $58,566, and incurred commission costs of $1,757 associated with such sales.
On February 2, 2026, the Company delivered notice to the Agents of the termination of the Sales Agreement. The Company terminated the Sales Agreement at its sole discretion, as permitted under Section 7(a) of the Sales Agreement. The termination was effective as of February 2, 2026.
Note 14—Stock-Based Compensation
2020 Equity Incentive Plan of Digital Turbine, Inc.
On September 15, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan of Digital Turbine, Inc. (the “2020 Plan”), pursuant to which the Company may grant equity incentive awards to directors, employees, and other eligible participants. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options.
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of March 31, 2026, 2,837,757 shares of common stock were available for issuance as future awards under the 2020 Plan.
Stock Options
Stock options are granted with an exercise price no lower than the fair market value at the grant date. They typically encompass a vesting period of two to three years and a contractual term of ten years. Share-based compensation expense for stock options is recognized on a straight-line basis over the requisite vesting period, determined by the grant-date fair value for the portion of the award expected to vest. The Company employs the Black-Scholes options pricing model to estimate the fair value of its stock options. The Company may issue either new shares or treasury shares upon exercise of these awards.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2025	7,239,383	$9.13	6.02	$3,738
Granted	1,168,725	4.45
Exercised	(1,276,341)	1.93
Forfeited / Expired	(558,857)	17.21
Options outstanding as of March 31, 2026	6,572,910	$9.02	6.31	$2,571
Options exercisable as of March 31, 2026	4,441,425	$11.27	5.11	$2,171
At March 31, 2026, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $5,280, with an expected remaining weighted-average recognition period of 1.94 years.
Restricted Stock
Awards of restricted stock units may be either grants of time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PSUs”) that are issued at no cost to the recipient. The stock-based compensation expense for these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period. The Company periodically grants PSUs to certain key employees that are subject to the achievement of specified internal performance metrics over a specified performance period. The terms and conditions of the PSUs generally allow for vesting of the awards ranging between forfeiture and up to 200% of target. Stock-based compensation expense for PSUs with a performance condition are recognized on a straight-line basis based on the most likely attainment scenario over the performance period. The most likely attainment scenario is reevaluated each period.
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
The following table summarizes RSU, PSU, and RSA activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2025	5,575,944	$5.53
Granted	3,338,575	4.44
Vested	(3,332,114)	5.08
Forfeited	(686,567)	4.84
Unvested restricted shares outstanding as of March 31, 2026	4,895,838	$4.83
At March 31, 2026, total unrecognized stock-based compensation expense related to RSUs, PSUs and RSAs was $12,871, with an expected remaining weighted-average recognition period of 1.84 years.
For RSUs, PSUs and RSAs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 212,970 shares, 187,298 shares, and 119,155 shares to satisfy $937, $465, and $1,286 of employees’ tax obligations during the years ended March 31, 2026, 2025 and 2024, respectively. These shares are treated as common stock repurchases in our consolidated financial statements.
Valuation of Awards
For stock options granted, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. The Black-Scholes option pricing model incorporates various assumptions, including volatility, expected term, risk-free interest rates, and dividend yields. The assumptions utilized in this model during the years ended March 31, 2026, 2025, and 2024 are presented below.

Year Ended March 31,
	2026	2025	2024
Risk-free interest rate	3.67% to 3.81%	3.66% to 4.44%	3.82% to 4.29%
Expected life of the options (years)	4.87 to 4.89	4.81 to 4.82	4.70 to 4.72
Expected volatility	103% to 105%	94% to 97%	88% to 88%
Expected dividend yield	—%	—%	—%
Total fair value of options vested and total intrinsic value of options exercised were as follows for the fiscal years presented:

	Year Ended March 31,
	2026	2025	2024
Total fair value of options vested	$4,190	$7,779	$12,334
Total intrinsic value of options exercised	5,699	138	6,441
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended March 31, 2026, 2025, and 2024, was $16,355, $33,543, and $33,763, respectively, and was primarily recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Note 15—Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Year Ended March 31,
	2026	2025	2024
Net loss	$(37,732)	$(92,099)	$(420,448)
Less: net loss attributable to non-controlling interest	—	—	(220)
Net loss attributable to Digital Turbine, Inc.	$(37,732)	$(92,099)	$(420,228)
Weighted average common shares outstanding, basic	112,923	103,747	100,975
Basic net loss per common share	$(0.33)	$(0.89)	$(4.16)
Weighted average common shares outstanding, diluted	112,923	103,747	100,975
Diluted net loss per common share	$(0.33)	$(0.89)	$(4.16)
Potentially dilutive outstanding securities of 3,853,037, 7,760,981, and 4,405,087 for the years ended March 31, 2026, 2025, and 2024, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 16—Income Taxes
The components of our income (loss) prior to income taxes were as follows:

	Year Ended March 31,
	2026	2025	2024
U.S.	$(49,887)	$(109,128)	$(170,057)
Foreign	18,547	21,264	(235,074)
Loss before income taxes	$(31,340)	$(87,864)	$(405,131)
The components of the Company’s income tax provision (benefit) attributable to operations are as follows:

	Year Ended March 31,
	2026	2025	2024
Current:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	6,739	8,241	8,262
	6,739	8,241	8,262
Deferred:
U.S. federal	(8)	(9)	5,925
State and local	(3)	—	5,491
Foreign	(336)	(3,997)	(4,361)
	(347)	(4,006)	7,055
Income tax expense	$6,392	$4,235	$15,317

Beginning in the year ended March 31, 2026, we adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 was as follows:

	Year Ended March 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$(6,581)	21.0%
State and local income taxes, net of federal income tax effect	(3)	—%
Foreign tax effects
Israel
Statutory tax rate difference between Israel and U.S.	(3,630)	11.6%
Other	96	(0.3)%
Germany
Statutory tax rate difference between Germany and U.S.	(1,650)	5.3%
Changes in valuation allowance	7,318	(23.4)%
Deferred tax rate remeasurement	(2,016)	6.4%
Other	62	(0.2)%
Brazil
Changes in valuation allowance	1,076	(3.4)%
Return to provision	336	(1.1)%
Other	(241)	0.8%
Luxembourg
Return to provision	375	(1.2)%
Other	(369)	1.2%
Netherlands
Changes in valuation allowance	513	(1.6)%
Other	(103)	0.3%
Norway
Changes in valuation allowance	390	(1.2)%
Other	(218)	0.7%
Singapore
Changes in valuation allowance	1,035	(3.3)%
Return to provision	(441)	1.4%
Other	22	(0.1)%
Other Foreign Jurisdictions	(114)	0.4%
Tax credits
Research and development tax credits	(947)	3.0%
Changes in valuation allowances	9,101	(29.0)%
Nontaxable or nondeductible items
Stock-based compensation	485	(1.6)%
Unrealized gain on derivatives	(316)	1.0%
Other	106	(0.3)%
Changes in unrecognized tax benefits	203	(0.7)%
Other
Prior period adjustments	1,566	(5.0)%
Other	337	(1.1)%
Effective tax rate	$6,392	(20.4)%

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and provides a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025	2024
Statutory federal income tax rate	$(18,518)	$(85,077)
State income taxes, net of federal benefit	(2,591)	—
State rate remeasurement	523	1,680
Nondeductible expenses	—	176
Disallowed executive compensation	2,018	1,145
Excess deductions for stock-based compensation	1,572	2,783
Foreign rate differential	(5,049)	(544)
Impairment of goodwill	—	64,346
Research and development tax credit	(1,721)	(721)
Change in uncertain tax liability	364	144
Change in valuation allowance	29,551	29,010
Return to provision adjustments	(1,976)	2,375
Other miscellaneous	62	—
Income tax expense	$4,235	$15,317
ASC 740 requires the consideration of a valuation allowance, on a jurisdictional basis, to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The following table represents the roll forward of our valuation allowance:

	Year Ended March 31,
	2026	2025	2024
Balance at the beginning of the year	$85,403	$55,852	$26,842
Valuation allowance charged to income tax expense	21,589	29,551	29,010
Balance at the end of the year	$106,992	$85,403	$55,852
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 was as follows:

Year Ended March 31, 2026
U.S. federal	$—
State and local	—
Foreign
Israel	25,208
Other foreign jurisdictions	1,087
Total foreign	26,295
Total cash taxes paid, net of refunds	$26,295

The significant components of net deferred tax balances were as follows:

	March 31,
	2026	2025
Deferred tax assets
Net operating loss carry-forward	$101,931	$90,177
Stock-based compensation	5,774	5,698
Accrued compensation	3,673	172
Capitalized research and experimentation expenses	—	3,114
Disallowed interest expense	27,326	15,963
Other	634	471
Total deferred tax assets	139,338	115,595
Valuation allowance	(106,992)	(85,403)
Deferred tax assets, net of valuation allowance	32,346	30,192
Deferred tax liabilities
Depreciation and amortization	(1,280)	(1,310)
Capitalized research and experimentation expenses	(8,151)	—
Intangibles and goodwill	(38,733)	(45,190)
Total deferred tax liabilities	(48,164)	(46,500)
Deferred tax liabilities, net	$(15,818)	$(16,308)
The following details the scheduled expiration dates of the Company’s net operating loss (NOL) carryforwards as of March 31, 2026:

	2027 Through 2036	2037 Through 2046	Indefinite	Total
U.S. federal	$—	$37,357	$99,020	$136,377
State and local	12,459	150,836	4,282	167,577
Foreign	927	702	210,097	211,726
Total net operating loss carryforwards	$13,386	$188,895	$313,399	$515,680
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
The Company has not provided for deferred taxes on undistributed earnings from foreign subsidiaries as of March 31, 2026. The Company has not provided for any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax, or foreign exchange gain or loss that would be due when cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings, if eventually remitted, is not practicable.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2026, 2025, and 2024, is as follows:

	Year Ended March 31,
	2026	2025	2024
Balance at the beginning of the year	$2,532	$2,168	$2,024
Additions for tax positions of prior years	189	364	144
Balance at the end of the year	$2,721	$2,532	$2,168
Included in the net deferred income tax assets (liabilities) balances at March 31, 2026, 2025, and 2024, on our consolidated balance sheet are $2,721, $2,532, and $2,168, respectively, of unrecognized tax benefits, which would effect the annual effective tax rate if recognized. The Company recognized interest and penalties on uncertain income tax liabilities in income tax expense of $419, $227, and $232 during the years ended March 31, 2026, 2025, and 2024, respectively. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.
The Company’s U.S. federal, state, and foreign income tax returns generally remain subject to examination for the tax years ended 2021 through 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact on its effective tax rate but expects these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as necessary.
Note 17—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $192,294 over the next four fiscal years.
Future minimum payments under these hosting agreements with a remaining term in excess of one year are as follows:

Fiscal year 2027	$48,294
Fiscal year 2028	49,000
Fiscal year 2029	53,000
Fiscal year 2030	42,000
Thereafter	—
Total	$192,294
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

Note 18—Subsequent Events
Amendment to Financing Agreement
On April 20, 2026, the Company amended its Financing Agreement. The amendment reduced the liquidity covenant requirement within for the period between April 1, 2026 and December 31, 2026 from $20,000 to $15,000 and modified the timing and amount of its exit and duration fees. The Company (i) paid a $5,000 amendment fee, capitalized as additional debt issuance costs to be amortized over the remaining term of the Financing Agreement; (ii) limited its remaining exit fees to $1,350; and (iii) limited future duration fees to $5,000, which will be waived if the Company prepays the principal of a certain tranche of the outstanding term loan by December 31, 2026. The exit fees were added to the outstanding principal balance on the Amendment Date.
Amendment to Warrants to Purchase Common Stock
On April 20, 2026, the Company amended the 2025 Warrant agreement to suspend the Company’s obligation to provide certain registration rights with respect to the resale of shares of Common Stock underlying the Warrants held by or issuable to the holders from time to time until October 1, 2026.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2026.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Chief Financial Officer Departure
On May 22, 2026, Steve Lasher, Chief Financial Officer (“CFO”) of Digital Turbine, Inc. (the “Company”), resigned from his position with the Company to seek another opportunity. Such resignation shall be effective on May 31, 2026. Mr. Lasher will remain with the Company into June 2026 to help transition his CFO responsibilities.
On May 22. 2026, Josh Kinsell, the Company’s Chief Accounting Officer, was appointed interim CFO of the Company. Such appointment will be effective as of June 1, 2026. The Company is engaging an executive search firm for additional CFO candidates.
A description of Mr. Kinsell’s experience and compensation is disclosed in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 17, 2025, and such description is incorporated herein by reference. In addition, Mr. Kinsell’s salary and annual incentive target were increased in connection with such appointment.

Executive Compensation
On May 25, 2026, the Compensation and Human Capital Management Committee of the Company approved a cash incentive bonus program for Michael Akkerman, the Chief Business Officer of the Company, pursuant to which Mr. Akkerman would be paid a cash bonus of up to $1,000,000 as follows: up to 40% ($400,000) payable upon the Company’s achievement of the first half of fiscal year 2027 annual operating plan adjusted EBITDA target and up to 60% ($600,000) payable upon the Company’s achievement of the fiscal year 2027 annual operating plan adjusted EBITDA target, provided that Mr. Akkerman is still employed as of the six-month and twelve-month anniversaries, respectively, of the May 25, 2026 approval date.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
2020 Equity Incentive Plan and Amended and Restated 2011 Equity Incentive Plan
On September 15, 2020, the Company’s stockholders approved the 2020 Plan, pursuant to which the Company may grant equity incentive awards to directors, employees, and other eligible participants. The 2020 Plan became effective on September 15, 2020, and has a term of ten years. A total of 12,000,000 shares of common stock were reserved for grant under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. Stock options may be either incentive stock options, as defined in Section 422 Code, or non-qualified stock options.
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of March 31, 2026, 2,837,757 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The 2011 Plan and 2020 Plan are collectively referred to as "Digital Turbine's Incentive Plans."
The 2011 Plan reserved 20,000,000 shares for issuance, of which zero remain available as of March 31, 2026. No future grants will be issued pursuant to the 2011 Plan. At the point when the 2011 Plan was retired, 4,452,064 remained unissued. All future awards will be issued under the 2020 Plan.
The 2020 Plan reserves 20,560,000 shares for issuance, of which 2,837,757 remained available for issuance as of March 31, 2026.

Equity Compensation Plan Information
The following table sets forth information concerning Digital Turbine's Incentive Plans as of March 31, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders
Amended and Restated 2011 Equity Incentive Plan	2,053,007	$3.61	—
2020 Equity Incentive Plan	4,519,903	11.48	2,837,757
Equity compensation plan not approved by security holders	—	—	—
Total	6,572,910	$9.02	2,837,757
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
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

Exhibit No.	Description
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

3.10	Certificate of Amendment of the Bylaws dated March 6, 2015 (incorporated by reference to our Current Report on Form 8-K (File No. 001-10039) filed with the Commission on March 11, 2015).
3.11	Amendment of Bylaws of Digital Turbine, Inc., adopted March 17, 2015, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039), filed with the Commission on March 20, 2015.
3.12	Fourth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Commission on February 3, 2021).
3.13	Fifth Amendment to Bylaws of Digital Turbine, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-214321) filed with the Commission on December 23, 2016.
4.2	Description of our Capital Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed with the Commission on June 10, 2021).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).
4.3.1	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.1	Form of Indemnification with Directors and Executive Officers, incorporated by reference to our Current Report on Form 8-K (File No. 000-10039 ), filed with the Commission on May 10, 2012. †
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
10.6
Separation Agreement, dated February 5, 2025, by and between Digital Turbine, Inc. and Barrett Garrison (incorporated by reference to Exhibit 10.6.2 of our Annual Report on Form 10-K filed with the SEC on June 16, 2025)†

10.7
License and Software Agreement between AT&T Mobility LLC and the Company, dated as of November 2, 2015, incorporated by reference to Exhibit 10.25 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018. ††

10.7.1
Amendment No. 1 to the License and Software Agreement between AT&T Mobility and the Company, dated as of October 17, 2018, incorporated by reference to Exhibit 10.25.1 of our Current Report on Form 10-Q (File No, 001-35958), filed with the Commission on November 5, 2018.

10.7.2	Amendment No.2 to the License and Software Agreement between AT&T Mobility and the Company, dated as of June 12, 2019. ††

Exhibit No.	Description
10.7.3	Amendment No.3 to the License and Software Agreement between AT&T Mobility and the Company, dated as of June 7, 2021. ††
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

10.16.3
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 13, 2025, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Fyber B.V., Digital Turbine (IL) LTD., Digital Turbine (EMEA) LTD., a the other loan parties party thereto, and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.16.3 of the Annual Report on Form 10-K filed with the Commission on June 16, 2025).

10.16.4
Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 13, 2025, by and among Digital Turbine, Inc., Digital Turbine Media, Inc., Digital Turbine USA, Inc., Fyber B.V., Digital Turbine (IL) LTD., Digital Turbine (EMEA) LTD., a the other loan parties party thereto, and Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2025).

10.17
Employment Agreement, dated as of November 7, 2022, by and among Digital Turbine, Inc. and Senthilkumaran Kanagaratnam (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 25, 2023). †

10.17.1
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

Exhibit No.	Description
10.20
Amendment to Notice of Grant and Restricted Stock Unit Agreement (Performance-Based), dated as of September 30, 2023, by and between Digital Turbine, Inc. and William Stone (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2023). †

10.21	Form of Contingent Stock Option Grant Agreement.(incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 28, 2024). †
10.22
Employment Agreement, dated as of May 15, 2024 by and among Digital Turbine, Inc. and Michael Akkerman.(incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on May 28, 2024). †

10.23
Cash Incentive Compensation Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and William G. Stone III. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 7, 2024). †

10.24
Cash Bonus Agreement, dated as of June 11, 2024, by and between Digital Turbine, Inc. and Senthil Kanagaratnam. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Commission on August 7, 2024). †

10.25
Employment Agreement, dated effective as of February 5, 2025, by and between Digital Turbine, Inc. and Stephen Lasher (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K filed with the Commission on June 16, 2025). †

10.26
Sales Agreement, dated August 5, 2025, by and between Digital Turbine, Inc., RBC Capital Markets, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.27
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

10.28
First Amendment to Financing Agreement, dated April 20, 2026, by and among the Company, each subsidiary of the Company listed as a “Borrower” on the signature pages thereto, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).

10.29	Employment Agreement, dated as of February 23, 2026, by and between Digital Turbine, Inc. and Benneaser John. *†
19.1	Insider Trading Policy*
21.1	List of Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Stephen Lasher, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Stephen Lasher, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Compensation Recoupment Policy*
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Digital Turbine, Inc.

Dated: May 26, 2026	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Deutschman	Chairman of the Board	May 26, 2026
Robert Deutschman

/s/ William Gordon Stone III	Chief Executive Officer (Principal Executive Officer) and Director	May 26, 2026
William Gordon Stone III

/s/ Stephen Andrew Lasher	Chief Financial Officer (Principal Financial Officer)	May 26, 2026
Stephen Andrew Lasher

/s/ Joshua Kinsell	Chief Accounting Officer (Principal Accounting Officer)	May 26, 2026
Joshua Kinsell

/s/ Roy Chestnutt	Director	May 26, 2026
Roy Chestnutt

/s/ Holly Hess Groos	Director	May 26, 2026
Holly Hess Groos

/s/ Mohan Gyani	Director	May 26, 2026
Mohan Gyani

/s/ Jeffrey Karish	Director	May 26, 2026
Jeffrey Karish

/s/ Michelle Sterling	Director	May 26, 2026
Michelle Sterling