Form 10-Q
period 2026-06-30
Digital Turbine, Inc.
filed 2026-08-05
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of July 31, 2026, the Company had 121,016,250 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$43,206	$37,960
Accounts receivable, net	263,063	251,240
Prepaid expenses	6,734	6,060
Value-added tax receivable	3,192	4,461
Other current assets	17,077	12,149
Total current assets	333,272	311,870
Property and equipment, net	48,173	49,111
Right-of-use assets	8,145	7,739
Intangible assets, net	208,485	217,448
Goodwill	222,909	223,053
Other non-current assets	22,509	32,433
TOTAL ASSETS	$843,493	$841,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$150,866	$132,807
Accrued revenue share	85,755	87,215
Accrued compensation	12,310	22,408
Acquisition purchase price liabilities	436	436
Current portion of long-term debt	9,375	7,031
Other current liabilities	17,852	14,671
Total current liabilities	276,594	264,568
Long-term debt, net	343,488	353,932
Derivative liabilities	12,963	2,164
Deferred tax liabilities, net	14,531	15,818
Other non-current liabilities	5,325	4,838
Total liabilities	652,901	641,320
Commitments and contingencies (Note 13)
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 121,694,163 issued and 120,936,038 outstanding at June 30, 2026; 121,073,328 issued and 120,315,203 outstanding at March 31, 2026	10	10
Additional paid-in capital	971,823	969,062
Treasury stock, (758,125 shares at June 30, 2026, and March 31, 2026)	(71)	(71)
Accumulated other comprehensive loss	(52,940)	(51,766)
Accumulated deficit	(728,330)	(717,001)
Total stockholders’ equity	190,592	200,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,493	$841,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net revenue	$165,983	$130,926
Costs of revenue and operating expenses
Revenue share	71,048	58,138
Other direct costs of revenue	12,964	10,804
Product development	10,590	10,147
Sales and marketing	15,333	13,589
General and administrative	32,987	42,909
Total costs of revenue and operating expenses	142,922	135,587
Income (loss) from operations	23,061	(4,661)
Interest and other expense, net
Interest expense, net	(12,890)	(9,954)
Unrealized loss on derivatives	(10,799)	—
Foreign exchange transaction gain (loss)	681	(914)
Other expense, net	(9,094)	(668)
Total interest and other expense, net	(32,102)	(11,536)
Loss before taxes	(9,041)	(16,197)
Income tax expense (benefit)	2,288	(2,093)
Net loss	(11,329)	(14,104)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,174)	4,200
Comprehensive loss	$(12,503)	$(9,904)
Net loss per share
Basic	$(0.09)	$(0.13)
Diluted	$(0.09)	$(0.13)
Weighted average common shares outstanding
Basic	120,672	106,627
Diluted	120,672	106,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(11,329)	$(14,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,805	23,337
Amortization of debt discount, issuance costs, and exit and duration fees	1,600	1,154
Provision for credit losses on accounts receivable	277	788
Unrealized loss on derivatives	10,799	—
Stock-based compensation expense	2,448	6,267
Fair value adjustment to non-marketable equity securities	9,281	—
Foreign exchange transaction loss (gain)	(681)	914
Non-cash lease expense	869	790
Change in deferred income taxes	(1,259)	797
Changes in operating assets and liabilities:
Accounts receivable	(12,228)	(22,917)
Prepaid expenses	(681)	595
Value-added tax receivable	1,279	(368)
Other current assets	(4,612)	(727)
Right-of-use assets	—	(141)
Other non-current assets	278	291
Accounts payable	18,054	(26,939)
Accrued revenue share	(1,457)	44,493
Accrued compensation	(10,057)	2,112
Other current liabilities	(1,597)	(6,276)
Other non-current liabilities	70	(1,278)
Net cash provided by operating activities	17,859	8,788
Cash flows from investing activities
Proceeds from sale of assets	4,700	—
Capital expenditures	(6,679)	(7,616)
Net cash used in investing activities	(1,979)	(7,616)
Cash flows from financing activities
Payment of original debt discount	(5,000)	—
Payment of debt issuance costs	—	(9,298)
Payment of deferred business acquisition consideration	—	(534)
Repayment of debt obligations	(4,700)	(40)
Payment of withholding taxes for net share settlement of equity awards	(271)	(144)
Proceeds from options exercised	281	1,560
Net cash used in financing activities	(9,690)	(8,456)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(944)	1,332
Net change in cash, cash equivalents, and restricted cash	5,246	(5,952)
Cash, cash equivalents, and restricted cash, beginning of period	37,960	40,084
Cash, cash equivalents, and restricted cash, end of period	$43,206	$34,132

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$42,930	$33,427
Restricted cash	276	705
Total cash, cash equivalents, and restricted cash	$43,206	$34,132

Supplemental disclosure of cash flow information
Interest paid	$11,585	$8,665
Income taxes paid	$7,506	$3,066

Supplemental disclosure of non-cash investing and financing activities
Assets acquired not yet paid	$128	$326
Stock-based compensation included in capitalized software development costs	$303	$557
Fair value of unpaid contingent consideration in connection with business acquisitions	$—	$644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share counts)
(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2026	120,315,203	$10	100,000	$100	758,125	$(71)	$969,062	$(51,766)	$(717,001)	$200,334
Net loss	—	—	—	—	—	—	—	—	(11,329)	(11,329)
Foreign currency translation	—	—	—	—	—	—	—	(1,174)	—	(1,174)
Shares issued:
Exercise of stock options	94,568	—	—	—	—	—	281	—	—	281
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	526,267	—	—	—	—	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	—	—	—	—	2,751	—	—	2,751
Balance at June 30, 2026	120,936,038	$10	100,000	$100	758,125	$(71)	$971,823	$(52,940)	$(728,330)	$190,592

	For the Three Months Ended June 30, 2025
	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(679,269)	$162,131
Net loss	—	—	—	—	—	—	—	—	(14,104)	(14,104)
Foreign currency translation	—	—	—	—	—	—	—	4,200	—	4,200
Shares issued:
Exercise of stock options	926,215	—	—	—	—	—	1,560	—	—	1,560
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	1,008,970	—	—	—	—	—	(144)	—	—	(144)
Stock-based compensation expense	—	—	—	—	—	—	6,824	—	—	6,824
Balance at June 30, 2025	107,912,827	$10	100,000	$100	758,125	$(71)	$900,905	$(47,104)	$(693,373)	$160,467

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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are prepared and presented in accordance with United States of America generally accepted accounting principles (“GAAP”) and the reporting regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of Digital Turbine, Inc. and the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Revision of Prior Period Financial Statements
During the preparation of the Company's condensed consolidated financial statements as of and for the three months ended June 30, 2026, the Company identified an immaterial error related to certain liabilities recognized in connection with a prior business combination. These liabilities were previously presented within other current liabilities and other non-current liabilities in the consolidated balance sheet as of March 31, 2026 and 2025. Upon further evaluation, the Company concluded that the liabilities did not meet the recognition criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and therefore should not have been recognized as assumed liabilities as part of the acquisition accounting. The corresponding offset would have decreased goodwill, which was subsequently included in the impairment charge recognized during the year ended March 31, 2024. The correction of this error reduced other current liabilities by $3,731 and other non-current liabilities by $4,442 as of March 31, 2026 and 2025, resulting in a total decrease in liabilities of $8,173. The corresponding adjustment decreased accumulated deficit, and as a result, increased total stockholders' equity, by $8,173. The correction of this error did not impact the Company's previously reported cash flows or compliance with debt covenants and was not material to the previously reported interim and annual results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include:
•revenue recognition, including the determination of gross versus net revenue reporting,
•allowance for credit losses,
•stock-based compensation,
•fair value of acquired intangible assets and goodwill,
•useful lives of acquired intangible assets and property and equipment,

•incremental borrowing rates for right-of-use assets and lease liabilities,
•fair value of derivative liabilities, and
•tax valuation allowances.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of ongoing macroeconomic uncertainty due to global events such as the conflicts in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine, inflation, disruptions in supply chains, including the continued global memory chip shortage resulting from high artificial intelligence (“AI”) demand, recessionary concerns impacting the markets in which the Company operates, geopolitical tensions with China, and others, management has considered the potential impacts on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Recent Accounting Pronouncements Issued and Adopted
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") amending the guidance around estimation of credit losses on current accounts receivable and current contract assets to allow entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast. The Company adopted the ASU 2025-05, effective April 1, 2026, on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Issued and Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in ASC Topic 270 Interim Reporting to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”) to address suggestions received from stakeholders on the ASC and to make other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.
Note 3—Fair Value Measurements
Equity Securities Without Readily Determinable Fair Values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments during the three months ended June 30, 2026 or in either of the years ended March 31, 2026 or 2025.
As of June 30, 2026 and March 31, 2026, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $17,978 and $27,594, respectively, and is included in other non-current assets in the condensed consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
As the non-marketable equity securities are investments in privately held companies without a readily determinable fair value, the Company applied the principles of FASB ASC Topic 321-10, Investments - Equity Securities, and elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other expense, net in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2026, the Company identified an observable transaction indicating a decline in fair value for one of its strategic equity investments and recorded a non-cash adjustment to fair value of $9,281 accordingly. The Company did not make any adjustments to the carrying value of equity securities without readily determinable fair values during the three months ended June 30, 2025.
Fair Value Measurements
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Other non-current assets:
Investments in common stock	$164	$—	$—

Liabilities:
Derivative liabilities:
Warrant instruments	$—	$12,963	$—

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Other non-current assets:
Investments in common stock	$164	$—	$—

Liabilities:
Derivative liabilities:
Warrant instruments	$—	$2,164	$—
As of June 30, 2026 and March 31, 2026, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 9—Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets, property and equipment, non-marketable equity securities, as described above, and contingent consideration are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the three months ended June 30, 2026, the Company recorded a non-cash fair value adjustment of $9,281 to a certain non-marketable equity security. The fair value of our reporting units is classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information.
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

•App Growth Platform (“AGP”) - AGP customers are primarily advertisers and publishers, and the segment provides platforms that allow mobile app publishers and developers to monetize their monthly active users via display, native, and video advertising. The AGP platforms allow demand side platforms (“DSPs”), advertisers, agencies, and publishers to buy and sell digital ad impressions, primarily through programmatic, real-time bidding auctions and, in some cases, through direct-bought/sold advertiser budgets. The segment also provides brand and performance advertising products to advertisers and agencies.
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

A summary of segment information follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net Revenue	Revenue Share	Segment Profit	Net Revenue	Revenue Share	Segment Profit
ODS	$109,996	$60,131	$49,865	$95,448	$52,694	$42,754
AGP	56,596	11,526	45,070	36,292	6,258	30,034
Elimination	(609)	(609)	—	(814)	(814)	—
Consolidated	$165,983	$71,048	$94,935	$130,926	$58,138	$72,788

	Three Months Ended June 30,
	2026	2025
Segment profit	$94,935	$72,788
Other direct costs of revenue	12,964	10,804
Product development	10,590	10,147
Sales and marketing	15,333	13,589
General and administrative	32,987	42,909
Income (loss) from operations	$23,061	$(4,661)
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
The Company’s segments operate in the following regions: the U.S. and Canada, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and China (“APAC”), and Mexico, Central America and South America (“LATAM”).
Long-lived assets, excluding deferred tax assets, by region follow:

	Property and Equipment, Net		Right-of-Use Asset		Intangible Assets, Net
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
U.S. and Canada	$46,196	$46,489	$3,268	$2,096	$86,573	$90,347
EMEA	1,930	2,575	4,661	5,364	118,428	123,509
APAC	47	47	216	279	3,484	3,592
Total	$48,173	$49,111	$8,145	$7,739	$208,485	$217,448
The Company had no significant long-lived assets in LATAM as of June 30, 2026 and March 31, 2026.

Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	ODS	AGP	Consolidated	ODS	AGP	Consolidated
U.S. and Canada	$38,048	$24,056	$62,104	$37,218	$16,313	$53,531
EMEA	30,164	13,362	43,526	26,003	11,431	37,434
APAC	39,642	19,175	58,817	31,051	8,391	39,442
LATAM	2,142	3	2,145	1,176	157	1,333
Elimination	—	—	(609)	—	—	(814)
Total	$109,996	$56,596	$165,983	$95,448	$36,292	$130,926

Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment for the three months ended June 30, 2026 were as follows:

	ODS	AGP	Total
Goodwill as of March 31, 2026	$80,176	$142,877	$223,053
Foreign currency translation	—	(144)	(144)
Goodwill as of June 30, 2026	$80,176	$142,733	$222,909
Accumulated goodwill impairment on our condensed consolidated balance sheet was $336,640 at both June 30, 2026 and March 31, 2026.
Intangible Assets
The components of intangible assets, net as of June 30, 2026 and March 31, 2026 were as follows:

	As of June 30, 2026
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	10.13 years	$137,693	$(50,940)	$86,753
Developed technology	2.14 years	145,467	(104,376)	41,091
Publisher relationships	14.67 years	109,536	(28,895)	80,641
Total		$392,696	$(184,211)	$208,485

	As of March 31, 2026
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	10.36 years	$137,836	$(48,670)	$89,166
Developed technology	2.38 years	145,487	(99,268)	46,219
Publisher relationships	14.92 years	109,542	(27,479)	82,063
Total		$392,865	$(175,417)	$217,448
The Company recorded amortization expense of $8,866 and $13,451 during the three months ended June 30, 2026 and 2025, respectively, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2026, estimated amortization expense for future fiscal years is expected to be as follows:

Fiscal year 2027 (remaining nine months)	$26,551
Fiscal year 2028	35,401
Fiscal year 2029	18,447
Fiscal year 2030	14,645
Fiscal year 2031	14,473
Thereafter	98,968
Total	$208,485
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.
Note 6—Accounts Receivable
Accounts receivable consisted of the following:

	June 30,	March 31,
	2026	2026
Billed	$172,720	$159,381
Unbilled	99,080	100,342
Allowance for credit losses	(8,737)	(8,483)
Accounts receivable, net	$263,063	$251,240
All unbilled receivables as of June 30, 2026 are expected to be billed and collected, subject to the allowance for credit losses, within twelve months.
Allowance for Credit Losses
The changes to the allowance for credit losses on accounts receivable for the three months ended June 30, 2026 were as follows:

Allowance for credit losses as of March 31, 2026	$8,483
Provision for credit losses	277
Write-offs	(23)
Allowance for credit losses as of June 30, 2026	$8,737
The Company recorded $277 and $788 of credit loss expense during the three months ended June 30, 2026 and 2025, respectively. The provision for credit loss expense is reported in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Note 7—Property and Equipment
Property and equipment, including software, consisted of the following:

	June 30,	March 31,
	2026	2026
Computer equipment	$8,133	$8,478
Developed software	154,755	147,399
Furniture and fixtures	1,380	1,378
Leasehold improvements	3,649	3,668
	167,917	160,923
Accumulated depreciation	(119,744)	(111,812)
Property and equipment, net	$48,173	$49,111

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025
Other direct cost of revenue(1)	$—	$283
Product development	3	9
General and administrative expenses	7,936	9,593
Depreciation and amortization expense	$7,939	$9,885
____________
(1) Amounts represent amortization of internally developed software to be sold, leased or otherwise marketed.
Cloud Computing Arrangements
The net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage were as follows:

	June 30,	March 31,
	2026	2026
Current	$1,233	$1,233
Non-current	2,959	3,267
Cloud computing arrangements, net of accumulated amortization	$4,192	$4,500
The current amount is reported in other current assets, and the non-current amount is recorded in other non-current assets on the condensed consolidated balance sheet.
During the three months ended June 30, 2026, and 2025, amortization expenses for implementation costs of cloud-based computing arrangements were $308 and $308, respectively.
Note 8—Other Current Liabilities
Other current liabilities consisted of the following:

	June 30,	March 31,
	2026	2026
Accrued expenses	$8,274	$9,008
Accrued interest	123	305
Foreign income tax payable	—	875
Current lease liabilities	3,227	3,149
Other current liabilities	6,228	1,334
Total other current liabilities	$17,852	$14,671
During the three months ended June 30, 2026, the Company entered into an agreement with a third-party to sell its dormant exchange, originally acquired in connection with the AdColony acquisition in 2021, for total cash consideration of $4,700 (the “Consideration”). The Company deferred the Consideration as the transfer of assets was not completed by June 30, 2026. The Consideration was recorded in other current liabilities within the Company’s condensed consolidated balance sheet. The Company will recognize the gain in the second quarter of fiscal 2027.

Note 9—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	June 30, 2026		March 31, 2026
	Amount	Effective Rate	Amount	Effective Rate
Term loan A (due August 2029)	$285,000	11.2%	$285,000	11.7%
Term loan B (due August 2029)	102,800	11.6	106,150	11.7
Less: Original debt discount	(14,704)		(11,917)
Less: Debt issuance costs	(6,966)		(7,517)
Less: Unamortized exit and duration fees	(13,267)		(10,753)
Total debt, net	352,863		360,963
Less: Current portion of long-term debt	(9,375)		(7,031)
Long-term debt, net	$343,488		$353,932
Financing Agreement
On August 29, 2025 (the “Closing Date”), the Company and certain wholly owned subsidiaries of the Company, as guarantors (the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as both administrative and collateral agent, and the lenders from time to time party thereto (“Lenders”), pursuant to which the Lenders made loans and other extensions to the Company under certain term loan credit facilities on the terms and conditions as set forth therein. The proceeds from the Financing Agreement were used to repay in full the outstanding balance under and terminate the Company’s amended and restated credit agreement with Bank of America, who served as lender and administrative agent.
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430,000 (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. Since the Closing Date, the Company repaid in full a term loan tranche in the aggregate amount of $55,000 using proceeds from the Company's At-the-Market equity sales offering, which was subsequently terminated.
Pursuant to the Financing Agreement, the Company issued warrants to the lenders providing the term loans. The Company recorded the warrants as a liability at their full fair value and allocated the remaining proceeds from the incremental borrowings of the Financing Agreement to the term loans, net of a discount.
The Loans accrue interest, at the Company’s option, at a term Secured Overnight Financing Rate (“SOFR rate”) or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter, beginning September 30, 2026, until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2,344 in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. As of June 30, 2026, $9,375 was recorded as the current portion of long-term debt on the Company’s consolidated balance sheet, with the remainder of the principal of the Loans recorded as long-term debt, net.
On April 20, 2026 (the “Amendment Date”), the Company amended its Financing Agreement. The amendment reduced the liquidity covenant requirement for the period between April 1, 2026 and December 31, 2026 from $20,000 to $15,000 and modified the timing and amount of its exit and duration fees. The Company (i) paid a $5,000 amendment fee, capitalized as original debt discount to be amortized over the remaining term of the Financing Agreement; (ii) limited its remaining exit fees to $1,350; and (iii) limited future duration fees to $5,000, payable in cash, which will be waived if the Company prepays the principal of a certain tranche of the outstanding term loan by December 31, 2026. The exit fees were added to the outstanding principal balance on the Amendment Date.

The Financing Agreement requires certain exit and duration fees which are earned on various contractual dates through December 31, 2026 and a portion of these fees are added to the outstanding principal balance when due. As of June 30, 2026, the Company has added total exit fees of $5,850 and duration fees of $10,750 to its principal balance. The Company uses the effective interest method to recognize the exit and duration fees over the term of the debt. The effective interest rate for the period from the date of issuance through June 30, 2026, on the affected tranche was 17.21%. As of June 30, 2026, the Company may be required to pay $5,000 in duration fees should the principal of a certain tranche remain unpaid as of December 31, 2026.
The table below summarizes the changes in the Company’s unamortized exit and duration fees during the three months ended June 30, 2026:

Balance as of March 31, 2026	$10,753
Exit and duration fees recognized over the effective interest method	1,164
Exit and duration fees added to outstanding principal	1,350
Balance as of June 30, 2026	$13,267
As of June 30, 2026, the future principal payments by fiscal year, for the outstanding debt, inclusive of both exit and duration fees, are as follows:

Fiscal year 2027 (remaining nine months)	$7,031
Fiscal year 2028	9,376
Fiscal year 2029	9,376
Fiscal year 2030	362,017
Total payments	$387,800
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10,000 from the Closing Date until March 31, 2026 and (B) $15,000 from and after April 1, 2026 until December 2026, of which no less than $5,000 must be maintained within the U.S. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows.
As of June 30, 2026, the Company was in compliance with all covenants under the Financing Agreement.

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
The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. The table below is a summary of changes in the fair value of the Company’s valuations for the derivative liability for the three months ended June 30, 2026:

Balance as of March 31, 2026	$2,164
Change in fair value	10,799
Balance as of June 30, 2026	$12,963
Interest expense, net
The components of the Company’s interest expense, net were as follows:

	Three Months Ended June 30,
	2026	2025
Interest expense on outstanding principal balances	$(11,290)	$(8,788)
Amortization of debt discount, issuance costs, and exit and duration fees	(1,600)	(1,154)
Unused line of credit fees	—	(12)
Total interest expense, net	$(12,890)	$(9,954)
Note 10—Stock-Based Compensation
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
On August 27, 2024, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,560,000 shares, from 12,000,000 shares to 20,560,000 shares and to make certain other changes. As of June 30, 2026, 1,640,216 shares of common stock were available for issuance as future awards under the 2020 Plan.

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
The following table summarizes stock option activity for the three months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2026	6,572,910	$9.02	6.31	$2,571
Granted	—	—
Exercised	(94,568)	2.97
Forfeited / Expired	(740,099)	6.28
Options outstanding as of June 30, 2026	5,738,243	$9.47	5.07	$43,051
Options exercisable as of June 30, 2026	4,831,194	$10.48	4.42	$35,033
At June 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $2,449, with an expected remaining weighted-average recognition period of 1.79 years.
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

The following table summarizes RSU and RSA activity for the three months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2026	3,110,101	$4.38
Granted	2,877,368	4.11
Vested	(572,273)	5.23
Forfeited	(391,563)	5.00
Unvested restricted shares outstanding as of June 30, 2026	5,023,633	$4.07
At June 30, 2026, total unrecognized stock-based compensation expense related to RSUs and RSAs was $14,950, with an expected remaining weighted-average recognition period of 2.43 years.
The following table summarizes the PSU activity for the three months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested performance-based shares outstanding as of March 31, 2026	1,785,737	$5.62
Granted	—	—
Vested	—	—
Forfeited	(548,165)	3.35
Unvested performance-based shares outstanding as of June 30, 2026	1,237,572	$6.63
At June 30, 2026, total unrecognized stock-based compensation expense related to PSUs was $1,609, with an expected remaining weighted-average recognition period of 1.58 years.
For RSUs, PSUs and RSAs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the three months ended June 30, 2026 and 2025, the Company withheld and retired approximately 45,658 and 37,521shares to satisfy $271 and $144 of employees’ tax obligations respectively. These shares are treated as common stock repurchases in our consolidated financial statements.
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended June 30, 2026 and 2025, was $2,448 and $6,267, respectively, and was recorded primarily within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense excludes the portion capitalized to software development costs related to employees who are directly associated with internal-use software development.

Note 11—Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026	2025
Basic loss per share:
Numerator:
Net loss	$(11,329)	$(14,104)
Denominator:
Weighted average common shares outstanding, basic	120,672	106,627

Basic net loss per common share	$(0.09)	$(0.13)
Diluted loss per share:
Numerator:
Net loss	$(11,329)	$(14,104)
Denominator:
Weighted average common shares outstanding, diluted	120,672	106,627

Diluted net loss per common share	$(0.09)	$(0.13)
Potentially dilutive outstanding securities of 2,835,473 and 5,402,327 for the three months ended June 30, 2026 and 2025, respectively, were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 12—Income Taxes
The Company’s provision for income taxes as a percentage of pre-tax loss (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. In accordance with ASC 740 Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in the Company’s forecasted effective tax rate.

	Three Months Ended June 30,
	2026	2025
Loss before taxes	$(9,041)	$(16,197)
Income tax expense (benefit)	2,288	(2,093)
Effective tax rate	(25.3)%	12.9%
Differences between the tax provision and the statutory tax rate for three months ended June 30, 2026 and 2025 are primarily related to foreign tax rate differences and a valuation allowance on loss from operations.
Note 13—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $37,469 for the remaining nine months of fiscal year 2027 and $144,000 over the next three fiscal years through March 31, 2030.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seek,” “should,” “could,” “can,” “would,” “may,” “might,” “intend,” “plan,” “target,” “project,” “contemplate,” “predict,” “suggest,” “potential,” and “continue” and the negative of these words and other similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are estimates based on assumptions, known historical results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
All numbers are in thousands, except share and per share amounts.
Company Overview
Digital Turbine, Inc., through its subsidiaries (collectively “Digital Turbine” or the “Company,” “we,” or “us”), is a leading independent mobile growth platform that levels up the landscape for advertisers, publishers, carriers, and device original equipment manufacturers (“OEMs”). We offer end-to-end products and solutions leveraging proprietary technology to all participants in the mobile application ecosystem, enabling brand discovery and advertising, user acquisition and engagement, and operational efficiency for advertisers. In addition, our products and solutions provide monetization opportunities for OEMs, carriers, and application (“app” or “apps”) publishers and developers.
Recent Developments for the Three Months Ended June 30, 2026
The Company announced a strategic partnership with Orange, one of the world's leading telecommunications operators, serving 340 million customers across 26 countries in the EMEA region. Through this partnership, Digital Turbine will bring its alternative app distribution platform and its SingleTap technology to Orange subscribers during the latter half of this fiscal year.
The Company announced Artificial Intelligence (“AI”)-focused collaborations with Google Cloud and Databricks. Through the integration of Databricks Genie Spaces and Databricks Apps into its technology stack, the Company is accelerating its data and AI strategy to enable smarter and privacy-conscious mobile experiences at a global scale. The Company is embedding AI directly into the core intelligence systems powering its platform to improve targeting, recommendations, and real-time optimization across apps, devices, and on-device surfaces.
The Company named Benneaser John as its Chief Technology Officer on April 6, 2026. Mr. John brings extensive AI and enterprise technology leadership experience to the Company.
The Company entered into an agreement with a third-party to sell its dormant exchange (the “Exchange”), originally acquired in connection with the AdColony acquisition in 2021, for total cash consideration of $4,700. The Company will recognize the gain in the second quarter of fiscal 2027 and has used the proceeds to pay down a portion of its outstanding debt.
As a result of achieving certain leverage ratio thresholds under its Financing Agreement, the applicable margin of the Company’s most significant loan tranche was reduced by 50 basis points.
Amendment to Financing Agreement
On April 20, 2026, the Company amended its Financing Agreement. The amendment reduced the liquidity covenant requirement for the period between April 1, 2026 and December 31, 2026 from $20,000 to $15,000 and modified the timing and amount of its exit and duration fees. The Company (i) paid a $5,000 amendment fee, capitalized as original debt discount to be amortized over the remaining term of the Financing Agreement; (ii) limited its remaining exit fees to $1,350; and (iii) limited future duration fees to $5,000, payable in cash, which will be waived if the Company prepays the principal of a certain tranche of the outstanding term loan by December 31, 2026. The exit fees were added to the outstanding principal balance on the Amendment Date.
Impact of Economic Conditions and Geopolitical Developments
The Company, as a global company, is subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Ukraine, Israel, Gaza, Iran, Lebanon and Syria, geopolitical tensions involving China including but not limited to various U.S. federal and state governmental agencies continued examination of the distribution and use of apps developed and/or published by China-based companies, market conditions related to inflation, recessionary concerns, fluctuating foreign currency exchange rates, increases in trade tariffs, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry, supply chain, including the continued global memory chip shortage associated with high AI demand, and energy market disruption issues. As a result of these macroeconomic conditions and uncertainties, certain of our customers have, and others may, defer or reduce their use of our services, which has had, and could in the future have, a negative impact on our net revenues. We have suspended our business activities in Russia and Belarus to the extent required by applicable law, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Despite our significant presence in the region, we do not expect the ongoing conflicts in Iran, Israel, Gaza, Lebanon, and Syria to have a material impact on our operations or our financial results. In addition, our borrowings outstanding under our Financing Agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation.
See Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 26, 2026, for additional information related to risks associated with macroeconomic challenges.
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
Unrealized gain (loss) on derivatives represents the fair value re-measurement of the 2025 Warrants at each balance sheet date and is heavily dependent on the price of our common stock at each reporting period. These remeasurements will continue until the 2025 Warrants are exercised or expire.
Foreign exchange transaction gain (loss) consists of the revaluation of assets or liabilities that are denominated in currencies other than the functional currency of our applicable operating subsidiaries.
Other income (expense), net primarily consists of non-recurring transactions for the Company.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
Net revenue	$165,983	100.0%	$130,926	100.0%	26.8%
Costs of revenue and operating expenses
Revenue share	71,048	42.8	58,138	44.4	22.2
Other direct costs of revenue	12,964	7.8	10,804	8.3	20.0
Product development	10,590	6.4	10,147	7.8	4.4
Sales and marketing	15,333	9.2	13,589	10.4	12.8
General and administrative	32,987	19.9	42,909	32.8	(23.1)
Total costs of revenue and operating expenses	142,922	86.1	135,587	103.6	5.4
Income (loss) from operations	23,061	13.9	(4,661)	(3.6)	(594.8)
Interest and other expense, net
Interest expense, net	(12,890)	(7.8)	(9,954)	(7.6)	29.5
Unrealized loss on derivatives	(10,799)	(6.5)	—	—	100.0
Foreign exchange transaction gain (loss)	681	0.4	(914)	(0.7)	(174.5)
Other expense, net	(9,094)	(5.5)	(668)	(0.5)	n/m
Total interest and other expense, net	(32,102)	(19.3)	(11,536)	(8.8)	178.3
Loss before income taxes	(9,041)	(5.4)	(16,197)	(12.4)	(44.2)
Income tax expense (benefit)	2,288	1.4	(2,093)	(1.6)	(209.3)
Net loss	$(11,329)	(6.8)%	$(14,104)	(10.8)%	(19.7)%
Comparison of Our Results of Operations for the Three Months Ended June 30, 2026 to June 30, 2025:
Net revenue

	Three Months Ended June 30,
	2026	2025	Change
Net revenue
On Device Solutions	$109,996	$95,448	15.2%
App Growth Platform	56,596	36,292	55.9
Elimination	(609)	(814)	(25.2)
Total net revenue	$165,983	$130,926	26.8%
Net revenue increased by $35,057 or 26.8% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. See the segment discussion below for further details regarding net revenue.
On Device Solutions
On Device Solutions revenue increased by $14,548, or 15.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and was primarily driven by improved performance internationally. Revenue from application media increased by approximately $13,714 due to an increase in new device volumes and revenue-per-device internationally, partially offset by a decrease in new device sales and revenue-per-device in the U.S., in addition to increased activity of certain strategic demand contracts in the current period.
App Growth Platform
App Growth Platform revenue increased by $20,304, or 55.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and was primarily driven by improved performance in the Asia Pacific and China regions. The increase was primarily a result of an increase in advertising exchange revenue of $14,342, which was largely due to the continued onboarding and growth of new publishers and demand partners.

Brand and performance advertising increased approximately $5,962, which was largely due to increased spend by major partners.
Costs of revenue and operating expenses

	Three Months Ended June 30,
	2026	2025	Change
Costs of revenue and operating expenses
Revenue share	$71,048	$58,138	22.2%
Other direct costs of revenue	12,964	10,804	20.0
Product development	10,590	10,147	4.4
Sales and marketing	15,333	13,589	12.8
General and administrative	32,987	42,909	(23.1)
Total costs of revenue and operating expenses	$142,922	$135,587	5.4%
Revenue share
Revenue share increased by $12,910, or 22.2%, to $71,048 for the three months ended June 30, 2026, compared to $58,138 for the three months ended June 30, 2025. The increase in revenue share is primarily attributable to higher net revenues when comparing the two periods. Revenue share as a percentage of total net revenue was 42.8% and 44.4% for the three months ended June 30, 2026 and 2025, respectively. The decrease in revenue share as a percentage of total net revenue was primarily due to revenue mix changes, as evidenced by the growth in our AGP segment during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other direct costs of revenue
Other direct costs of revenue increased by $2,160, or 20.0%, to $12,964 for the three months ended June 30, 2026 and was 7.8% as a percentage of total net revenue compared to $10,804, or 8.3% of total net revenue, for the three months ended June 30, 2025. The increase in other direct costs was primarily due to higher platform and bidding fees and higher hosting costs between comparable periods.
Product development
Product development expenses increased by $443, or 4.4%, to $10,590 for the three months ended June 30, 2026 compared to $10,147 for the three months ended June 30, 2025. The increase in product development expense, was primarily due to increases in hosting, software, and other license costs of $462 and personnel-related costs of $392, as well as lower offsetting capitalization of labor costs related to internally-developed software of $805. These increases were partially offset by a decrease in professional services costs of $1,238.
Sales and marketing
Sales and marketing expenses increased by $1,744, or 12.8%, to $15,333 for the three months ended June 30, 2026 compared to $13,589 for the three months ended June 30, 2025. The increase in sales and marketing expense was primarily due to higher personnel-related costs of $1,401 and professional services costs of $325.
General and administrative
General and administrative expenses decreased by $9,922, or 23.1%, to $32,987 for the three months ended June 30, 2026 compared to $42,909 for the three months ended June 30, 2025. The decrease in general and administrative expenses was primarily due to decreased depreciation and amortization costs of $6,532 and share-based compensation costs of $3,699.

Interest and other expense, net

	Three Months Ended June 30,
	2026	2025	Change
Interest and other expense, net
Interest expense, net	$(12,890)	$(9,954)	29.5%
Unrealized loss on derivatives	(10,799)	—	100.0
Foreign exchange transaction gain (loss)	681	(914)	(174.5)
Other expense, net	(9,094)	(668)	n/m
Total interest and other expense, net	$(32,102)	$(11,536)	178.3%
Interest expense, net
For the three months ended June 30, 2026, interest expense, net, increased by $2,936, or 29.5%, compared to the three months ended June 30, 2025, primarily due to an increase in the applicable margins on our outstanding debt. The average interest rate was 11.65% and 8.63% for the three months ended June 30, 2026 and 2025, respectively.
Unrealized loss on derivatives
For the three months ended June 30, 2026, the Company recognized an unrealized loss on derivatives of $10,799. There was no comparable amount for the three months ended June 30, 2025. The increase was due to the issuance of the 2025 Warrants in connection with the Company’s Financing Agreement. The Company classified these warrant instruments as derivative liabilities at fair value and adjusted the instruments to fair value at each reporting period.
Foreign exchange transaction gain (loss)
For the three months ended June 30, 2026, the Company recorded foreign exchange transaction gains of $681 compared to losses of $914 for the three months ended June 30, 2025. These amounts are primarily attributable to fluctuations in foreign exchange rates for trade accounts receivables and payables denominated in currencies other than the functional currency of foreign entities.
Other expense, net
For the three months ended June 30, 2026, other expense, net increased $8,426 to $9,094 compared to $668 for the three months ended June 30, 2025. The increase in other expense, net was primarily due to a non-cash fair value adjustment of $9,281 relating to the revaluation of one of the Company’s non-marketable, strategic equity investments. The increase was partially offset by a reduction in professional services fees associated with the Company's financing transactions, which were incurred in the three months ended June 30, 2025 and did not recur in the current period. For further description of the Company’s non-marketable equity investments, see Note 3—Fair Value Measurements in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense (benefit)

	Three Months Ended June 30,
	2026	2025	Change
Loss before taxes	$(9,041)	$(16,197)	(44.2)%
Income tax expense (benefit)	2,288	(2,093)	(209.3)
Effective tax rate	(25.3)%	12.9%
Income tax expense increased $4,381, or 209.3%, to $2,288 for the three months ended June 30, 2026 from a benefit of $2,093 for the three months ended June 30, 2025. The increase in our tax expense is primarily due to the reduction in our loss before taxes when comparing the two periods as well as changes to our valuation allowances and other discrete items.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under the Financing Agreement. As of June 30, 2026, we had unrestricted cash of approximately $42,930 and restricted cash of approximately $276. For the three months ended June 30, 2026, the Company generated a net loss of $11,329 and cash from operating activities of $17,859.
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
We may from time to time seek to refinance existing indebtedness or raise additional capital through equity or debt financing arrangements in order to optimize our capital structure and reduce borrowing costs. Under the Financing Agreement, the Company is required to pay duration fees of $5,000 if one of the two remaining tranches of term loans is not repaid by December 31, 2026. See Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the exit and duration fees. If we successfully refinance such loans on acceptable terms, we believe our existing cash and cash equivalents, cash flow from operations, and ability to access debt financing arrangements would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation, and geopolitical developments, including the conflicts in Ukraine, Iran, Israel, Gaza, Lebanon and Syria and the political climate related to China. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets transactions will be available, in amounts sufficient to enable us to pay our debt, refinance our existing indebtedness or to fund our other liquidity needs. We have been and are continuing to explore various cost-saving opportunities, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance existing indebtedness or raise additional capital through equity or debt financing arrangements, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Financing Agreement was $387,800 as of June 30, 2026. The term loans under the Financing Agreement are fully borrowed and there is no further borrowing capacity under the Financing Agreement. The maturity date of the Financing Agreement is August 29, 2029, and the outstanding balance is classified as long-term debt, net of original debt discount of $14,704, debt issuance costs of $6,966, unamortized exit and duration fees of $13,267, and the current portion of long-term debt of $9,375 on our consolidated balance sheet as of June 30, 2026. For further description of the terms of the Financing Agreement, see Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
As of June 30, 2026, we were in compliance with all covenants under the Financing Agreement.
As described above, we may from time to time seek to refinance existing indebtedness or raise additional capital through equity or debt financing arrangements in order to optimize our capital structure and reduce borrowing costs. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations, and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot guarantee that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain loan tranches under the Financing Agreement by December 31, 2026, the Company will be required to pay duration fees in the amount of $5,000. See Note 9— Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the exit and duration fees.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $37,469 for the remaining nine months of fiscal year 2027 and $144,000 over the next three fiscal years through March 31, 2030. See Note 13—Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Summary

	Three Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$17,859	$8,788	103.2%
Net cash used in investing activities	(1,979)	(7,616)	(74.0)
Net cash used in financing activities	(9,690)	(8,456)	14.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(944)	1,332	(170.9)
Net change in cash, cash equivalents and restricted cash	$5,246	$(5,952)	(188.1)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. If we cannot increase our revenue levels and manage costs appropriately, our future cash flows from operating activities may be negatively affected. Cash provided by operating activities was $17,859 and $8,788 for the three months ended June 30, 2026 and 2025, respectively.
The increase of $9,071 in net cash provided by operating activities during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due primarily to the $27,722 increase in operating income, partially offset by decreases in non-cash depreciation and amortization expenses and stock-based compensation expense of $6,532 and $3,819 respectively. Additionally, our operating cash flows were affected by increases in cash paid for income taxes and interest in the amounts of $4,440 and $2,920, respectively.
Investing Activities
Our primary investing activities consist of purchases of property and equipment, sales of assets, capital expenditures in support of creating and enhancing our technology infrastructure, and to a lesser extent acquisitions of businesses. Net cash used in investing activities decreased by $5,637 when comparing the three months ended June 30, 2026 to 2025, and this decrease was primarily due to $4,700 of proceeds from the sale of the Exchange during the three months ended June 30, 2026. There was no comparable transaction during the three months ended June 30, 2025.
Financing Activities
Financing cash flows consist primarily of repayments associated with our long-term debt, proceeds from the issuance of shares of common stock through our equity incentive plans, and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased $1,234 during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of higher principal payments on the Company’s long-term debt in the amount of $4,700 and a $5,000 payment for original issue discount in connection with our amendment to the Financing Agreement, partially offset by a decrease of $9,298 in payments relating to debt issuance costs. Additionally, proceeds from options exercised decreased by $1,279 when comparing the two periods. Principal payments for the three months ended June 30, 2026 included $4,700 resulting from the sale of the Exchange. For further description of the terms of and amendment to the Financing Agreement, see Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2026 and 2025, the Company withheld and retired shares of common stock to satisfy $271 and $144, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted and performance stock units during the relevant periods. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
An accounting estimate is considered critical if it involves significant subjectivity and judgment, and if changes in the estimate have had or are reasonably likely to have a material effect on our consolidated financial statements. Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on management’s selection and application of accounting policies, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes.
There have been no material changes to our critical accounting estimates during the three months ended June 30, 2026, as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. For additional information on all of our significant accounting policies, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2026.
Recent Accounting Pronouncements
See Note 2—Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended March 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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
ITEM 1A. RISK FACTORS
The Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 26, 2026.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
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

31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Joshua Kinsell, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Joshua Kinsell, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101
The following financial information from Digital Turbine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Digital Turbine, Inc.

Dated: August 5, 2026	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: August 5, 2026	By:	/s/ Joshua Kinsell
Joshua Kinsell
Chief Financial Officer (Interim) and Chief Accounting Officer
(Principal Financial Officer)