Form 10-Q
period 2026-09-30
Digital Turbine, Inc.
filed 2026-11-09
CIK 317788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 4, 2026, the Company had 121,895,264 shares of its common stock, $0.0001 par value per share, outstanding.

DIGITAL TURBINE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$51,620	$37,960
Accounts receivable, net	266,404	251,240
Prepaid expenses	4,868	6,060
Value-added tax receivable	3,361	4,461
Other current assets	17,233	12,149
Total current assets	343,486	311,870
Property and equipment, net	49,363	49,111
Right-of-use assets	7,222	7,739
Intangible assets, net	199,447	217,448
Goodwill	222,725	223,053
Other non-current assets	22,541	32,433
TOTAL ASSETS	$844,784	$841,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$127,952	$129,491
Accrued revenue share	107,252	95,116
Accrued compensation	12,989	22,408
Acquisition purchase price liabilities	436	436
Current portion of long-term debt	9,375	7,031
Other current liabilities	16,596	14,671
Total current liabilities	274,600	269,153
Long-term debt, net	344,230	353,932
Derivative liabilities	10,770	2,164
Deferred tax liabilities, net	13,465	15,818
Other non-current liabilities	4,833	4,838
Total liabilities	647,898	645,905
Commitments and contingencies (Note 13)
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value; 2,000,000 shares authorized, 100,000 issued and outstanding (liquidation preference of $1)	100	100
Common stock, $0.0001 par value: 200,000,000 shares authorized; 122,479,980 issued and 121,721,855 outstanding at September 30, 2026; 121,073,328 issued and 120,315,203 outstanding at March 31, 2026	10	10
Additional paid-in capital	975,020	969,062
Treasury stock, (758,125 shares at September 30, 2026, and March 31, 2026)	(71)	(71)
Accumulated other comprehensive loss	(53,606)	(51,766)
Accumulated deficit	(724,567)	(721,586)
Total stockholders’ equity	196,886	195,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,784	$841,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$178,683	$140,377	$344,666	$271,303
Costs of revenue and operating expenses
Revenue share	87,719	63,093	160,702	121,231
Other direct costs of revenue	13,565	11,242	26,529	22,046
Product development	9,949	10,979	20,539	21,126
Sales and marketing	14,449	14,446	29,782	28,035
General and administrative	32,694	34,083	65,681	76,992
Total costs of revenue and operating expenses	158,376	133,843	303,233	269,430
Income from operations	20,307	6,534	41,433	1,873
Interest and other (income) expense, net
Interest expense, net	14,214	14,276	27,104	24,230
Unrealized (gain) loss on derivatives	(2,193)	2,335	8,606	2,335
Foreign exchange transaction (gain) loss	88	(1,136)	(593)	(222)
Loss on extinguishment of debt	—	9,795	—	9,795
Other (income) expense, net	(4,755)	1,207	4,339	1,875
Total interest and other expense, net	7,354	26,477	39,456	38,013
Income (loss) before taxes	12,953	(19,943)	1,977	(36,140)
Income tax expense (benefit)	2,670	1,452	4,958	(641)
Net income (loss)	10,283	(21,395)	(2,981)	(35,499)
Other comprehensive income (loss)
Foreign currency translation (gain) loss	666	2,204	1,840	(1,996)
Comprehensive income (loss)	$9,617	$(23,599)	$(4,821)	$(33,503)
Net income (loss) per share
Basic	$0.08	$(0.20)	$(0.02)	$(0.33)
Diluted	$0.06	$(0.20)	$(0.02)	$(0.33)
Weighted average common shares outstanding
Basic	121,286	109,128	120,979	107,885
Diluted	129,225	109,128	120,979	107,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,981)	$(35,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,820	38,203
Amortization of debt discount, issuance costs, and exit and duration fees	4,686	3,932
Loss on extinguishment of debt	—	9,795
Provision for credit losses on accounts receivable	566	842
Unrealized loss on derivatives	8,606	2,335
Stock-based compensation expense	4,429	11,718
Fair value adjustment to non-marketable equity securities	9,281	—
Foreign exchange transaction gain	(593)	(222)
Non-cash lease expense	1,777	1,747
Change in deferred income taxes	(2,311)	41
Changes in operating assets and liabilities:
Accounts receivable	(15,880)	(25,201)
Prepaid expenses	1,181	893
Value-added tax receivable	1,075	(843)
Other current assets	(4,767)	(2,149)
Right-of-use assets	—	62
Other non-current assets	270	675
Accounts payable	(1,708)	(28,208)
Accrued revenue share	12,143	45,045
Accrued compensation	(9,369)	5,457
Other current liabilities	(2,811)	(3,340)
Other non-current liabilities	(712)	(2,035)
Net cash provided by operating activities	36,702	23,248
Cash flows from investing activities
Proceeds from sale of assets	4,700	—
Capital expenditures	(15,568)	(15,386)
Net cash used in investing activities	(10,868)	(15,386)
Cash flows from financing activities
Proceeds from borrowings, net of original issue discount	—	418,700
Payment of original debt discount	(5,000)	—
Payment of debt issuance costs	—	(19,915)
Payment of deferred business acquisition consideration	—	(842)
Repayment of debt obligations	(7,044)	(421,092)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs of $420	—	13,573
Payment of withholding taxes for net share settlement of equity awards	(370)	(301)
Proceeds from options exercised	1,313	1,645
Net cash used in financing activities	(11,101)	(8,232)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,073)	(430)
Net change in cash, cash equivalents, and restricted cash	13,660	(800)
Cash, cash equivalents, and restricted cash, beginning of period	37,960	40,084
Cash, cash equivalents, and restricted cash, end of period	$51,620	$39,284

	Six Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$51,353	$38,846
Restricted cash	267	438
Total cash, cash equivalents, and restricted cash	$51,620	$39,284

Supplemental disclosure of cash flow information
Interest paid(1)	$22,836	$22,288
Income taxes paid	$9,692	$4,614

Supplemental disclosure of non-cash investing and financing activities
Assets acquired not yet paid	$151	$277
Right-of-use assets obtained in exchange for operating lease liabilities	$1,158	$—
Stock-based compensation included in capitalized software development costs	$586	$1,036
____________
(1) The Company’s Form 10-Q for the quarterly period ended September 30, 2025 previously inadvertently reported interest paid as $13,623 for the six months ended, which represented interest paid for the three-months then ended instead of cumulative interest paid for the six-months then ended. This disclosure error was limited to the September 30, 2025 reporting period, and interest paid was correctly reported in subsequent periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Turbine, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share counts)
(Unaudited)

	For the Six Months Ended September 30, 2026
	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2026	120,315,203	$10	100,000	$100	758,125	$(71)	$969,062	$(51,766)	$(721,586)	$195,749
Net loss	—	—	—	—	—	—	—	—	(13,264)	(13,264)
Foreign currency translation loss	—	—	—	—	—	—	—	(1,174)	—	(1,174)
Shares issued:
Exercise of stock options	94,568	—	—	—	—	—	281	—	—	281
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	526,267	—	—	—	—	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	—	—	—	—	2,751	—	—	2,751
Balance at June 30, 2026	120,936,038	10	100,000	100	758,125	(71)	971,823	(52,940)	(734,850)	184,072
Net income	—	—	—	—	—	—	—	—	10,283	10,283
Foreign currency translation loss	—	—	—	—	—	—	—	(666)	—	(666)
Shares issued:										—
Exercise of stock options	220,900	—	—	—	—	—	1,032	—	—	1,032
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	564,917	—	—	—	—	—	(99)	—	—	(99)
Stock-based compensation expense	—	—	—	—	—	—	2,264	—	—	2,264
Balance at September 30, 2026	121,721,855	$10	100,000	$100	758,125	$(71)	$975,020	$(53,606)	$(724,567)	$196,886

	For the Six Months Ended September 30, 2025
	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	105,977,642	$10	100,000	$100	758,125	$(71)	$892,665	$(51,304)	$(679,269)	$162,131
Net loss	—	—	—	—	—	—	—	—	(14,104)	(14,104)
Foreign currency translation gain	—	—	—	—	—	—	—	4,200	—	4,200
Shares issued:
Exercise of stock options	926,215	—	—	—	—	—	1,560	—	—	1,560
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	1,008,970	—	—	—	—	—	(144)	—	—	(144)
Stock-based compensation expense	—	—	—	—	—	—	6,824	—	—	6,824
Balance at June 30, 2025	107,912,827	10	100,000	100	758,125	(71)	900,905	(47,104)	(693,373)	160,467
Net loss	—	—	—	—	—	—	—	—	(21,395)	(21,395)
Foreign currency translation loss	—	—	—	—	—	—	—	(2,204)	—	(2,204)
Shares issued:
Exercise of stock options	42,278	—	—	—	—	—	85	—	—	85
Issuance of restricted shares and vesting of restricted units, net of share settlements for tax withholdings	671,509	—	—	—	—	—	(157)	—	—	(157)
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $420.	3,125,089	—	—	—	—	—	13,573	—	—	13,573
Stock-based compensation expense	—	—	—	—	—	—	5,930	—	—	5,930
Balance at September 30, 2025	111,751,703	$10	100,000	$100	758,125	$(71)	$920,336	$(49,308)	$(714,768)	$156,299

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
Revision of Prior Period Financial Statements
During the preparation of the Company's condensed consolidated financial statements as of and for the three months ended June 30, 2026, the Company identified an immaterial error related to certain liabilities recognized in connection with a prior business combination. These liabilities were previously presented within other current liabilities and other non-current liabilities in the consolidated balance sheet as of March 31, 2026 and 2025. Upon further evaluation, the Company concluded that the liabilities did not meet the recognition criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC" or the “Codification”) Topic 805, Business Combinations (“ASC 805”), and therefore should not have been recognized as assumed liabilities as part of the acquisition accounting. The corresponding offset would have decreased goodwill, which was subsequently included in the impairment charge recognized during the year ended March 31, 2024. The correction of this error reduced other current liabilities by $3.7 million and other non-current liabilities by $4.4 million as of March 31, 2026 and 2025, resulting in a total decrease in liabilities of $8.2 million. The corresponding adjustment decreased accumulated deficit, and as a result, increased total stockholders' equity, by $8.2 million.
During the preparation of the Company's condensed consolidated financial statements as of and for the three and six months ended September 30, 2026, the Company identified an immaterial error resulting in incremental costs related to its contractual revenue share obligations, related to our On Device Solutions (“ODS”) and App Growth Platform (“AGP”) segments, that originated in prior periods. The immaterial errors relate to revenue derived from the Company’s use of technology that delivers applications to mobile devices that no longer receive software updates from device manufacturers and for revenue derived from the Company’s use of technology that places applications on mobile devices following the failure of prior application delivery attempts. The errors resulted in an understatement of revenue share expense and a corresponding understatement of accounts payable and accrued revenue share liabilities. The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company has revised the prior period amounts to correct the prior periods included in its condensed consolidated financial statements as summarized below. The Company will also revise the comparative periods in future filings to reflect the correction of the errors. The remainder of the notes to the Company’s consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustments described above.
The following summarizes the revisions to the Company’s condensed consolidated financial statements for the periods presented in this report:

	As of March 31, 2026
	As Reported	Adjustments	As Corrected
	(in thousands)
Accounts payable	$132,807	$(3,316)	$129,491
Accrued revenue share	87,215	7,901	95,116
Other current liabilities	18,402	(3,731)	14,671
Total current liabilities	268,299	854	269,153
Other non-current liabilities	9,280	(4,442)	4,838
Total liabilities	649,493	(3,588)	645,905
Accumulated deficit	(725,174)	3,588	(721,586)
Total stockholders’ equity	192,161	3,588	195,749

	Three Months Ended June 30, 2026
	As Reported	Adjustments	As Corrected
	(in thousands, except per share amounts)
Revenue share	$71,048	$1,935	$72,983
Revenue share by operating segment
On Device Solutions	60,131	3,369	63,500
App Growth Platform	11,526	(1,434)	10,092
Elimination	(609)	—	(609)
Total costs of revenue and operating expenses	142,922	1,935	144,857
Income (loss) from operations	23,061	(1,935)	21,126
Loss before taxes	(9,041)	(1,935)	(10,976)
Net loss	(11,329)	(1,935)	(13,264)
Comprehensive loss	(12,503)	(1,935)	(14,438)
Net loss per share
Basic	$(0.09)	$(0.02)	$(0.11)
Diluted	$(0.09)	$(0.02)	$(0.11)
The correction of these errors did not impact the Company's previously reported net cash provided from operations or compliance with debt covenants and was not material to the previously reported interim and annual results of operations.
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
In light of ongoing macroeconomic uncertainty due to global events such as the conflicts in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine, inflation, fluctuations in the interest rate environment, disruptions in supply chains, including the continued global memory chip shortage resulting from high artificial intelligence (“AI”) demand, recessionary concerns impacting the markets in which the Company operates, geopolitical tensions with China, and others, management has considered the potential impacts on the Company’s critical and significant accounting estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of its assets or liabilities as a result of such factors. Management's estimates may change as new events occur and additional information is obtained. Actual results could differ from estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
Change in Presentation
The Company changed its presentation of its amortization of debt discount and issuance costs in its condensed consolidated statements of operations and comprehensive income (loss). Amortization of debt discount and issuance costs was previously presented as a separate line item and is now presented in interest expense, net. Accordingly, prior period amounts have been reclassified to conform to the current period presentation. This reclassification had no effect on net income (loss). See Note 9—Debt for additional information regarding our debt.
Summary of Significant Accounting Policies
With the exception of the policy described below, there have been no significant changes to the Company’s significant accounting policies as described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Performance-Based Restricted Stock Units with Market Conditions
During the three months ended September 30, 2026, the Company granted performance-based restricted stock units (“PSUs”) that included a market condition. The grant-date fair value of PSUs with market conditions is estimated using a Monte Carlo simulation model, which incorporates assumptions for expected volatility, risk-free interest rate, expected term, and dividend yield. Unlike awards with only performance or service conditions, compensation cost for awards with a market condition is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the service condition is met. The number of shares that ultimately vest depends on the outcome of the market condition at the end of the measurement period. See Note 10—Stock-Based Compensation for the assumptions used in the Monte Carlo simulation and additional information regarding these awards.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”) to address suggestions received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.
Note 3—Fair Value Measurements
Equity Securities Without Readily Determinable Fair Values
Occasionally, the Company may purchase certain non-marketable equity securities for strategic reasons. The Company did not make any such investments during the three or six months ended September 30, 2026 or in either of the years ended March 31, 2026 or 2025.
As of September 30, 2026 and March 31, 2026, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $18.0 million and $27.6 million, respectively, and is included in other non-current assets in the condensed consolidated balance sheet. These equity securities without readily determinable fair values represent the Company’s strategic investments in alternative app stores.
As the non-marketable equity securities are investments in privately held companies without a readily determinable fair value, the Company applied the principles of FASB ASC Topic 321-10, Investments - Equity Securities, and elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other (income) expense, net in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2026, the Company identified an observable transaction indicating a decline in fair value for one of its strategic equity investments and recorded a non-cash adjustment to fair value of $9.3 million accordingly. The Company did not make any adjustments to the carrying value of equity securities without readily determinable fair values during the three months ended September 30, 2026 or the three and six months ended September 30, 2025.

Fair Value Measurements
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.

	Fair Value Measurements at September 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Other non-current assets:
Investments in common stock	$164	$—	$—

Liabilities:
Derivative liabilities:
Warrant instruments	$—	$10,770	$—

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Other non-current assets:
Investments in common stock	$164	$—	$—

Liabilities:
Derivative liabilities:
Warrant instruments	$—	$2,164	$—
As of September 30, 2026 and March 31, 2026, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 9—Debt for additional information regarding our debt.
The fair value of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, property and equipment, non-marketable equity securities, as described above, and contingent consideration are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. The fair value of non-financial assets and liabilities is classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. During the three months ended June 30, 2026, the Company recorded a non-cash fair value adjustment of $9.3 million to a certain non-marketable equity security.

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
A summary of segment information is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net Revenue	Revenue Share	Segment Profit	Net Revenue	Revenue Share	Segment Profit
	(in thousands)
ODS	$115,604	$70,776	$44,828	$96,464	$55,562	$40,902
AGP	63,457	17,321	46,136	44,685	8,303	36,382
Elimination	(378)	(378)	—	(772)	(772)	—
Consolidated	$178,683	$87,719	$90,964	$140,377	$63,093	$77,284

	Six months ended September 30, 2026			Six months ended September 30, 2025
	Net Revenue	Revenue Share	Segment Profit	Net Revenue	Revenue Share	Segment Profit
	(in thousands)
ODS	$225,600	$134,276	$91,324	$191,912	$108,256	$83,656
AGP	120,053	27,413	92,640	80,977	14,561	66,416
Elimination	(987)	(987)	—	(1,586)	(1,586)	—
Consolidated	$344,666	$160,702	$183,964	$271,303	$121,231	$150,072

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Segment profit	$90,964	$77,284	$183,964	$150,072
Other direct costs of revenue	13,565	11,242	26,529	22,046
Product development	9,949	10,979	20,539	21,126
Sales and marketing	14,449	14,446	29,782	28,035
General and administrative	32,694	34,083	65,681	76,992
Income from operations	$20,307	$6,534	$41,433	$1,873
The reporting package provided to the Company’s CODM does not include the measure of assets by segment, as that information is not reviewed by the CODM when assessing segment performance or allocating resources.
Geographic Area Information
The Company’s segments operate in the following regions: the U.S. and Canada, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and China (“APAC”) and Mexico, Central America and South America (“LATAM”).
Long-lived assets, excluding deferred tax assets, by region follow:

	Property and Equipment, Net		Right-of-Use Asset		Intangible Assets, Net
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026
	(in thousands)
U.S. and Canada	$47,989	$46,489	$3,077	$2,096	$82,799	$90,347
EMEA	1,324	2,575	3,935	5,364	113,231	123,509
APAC	50	47	210	279	3,417	3,592
Total	$49,363	$49,111	$7,222	$7,739	$199,447	$217,448
The Company had no significant long-lived assets in LATAM as of September 30, 2026 and March 31, 2026.

Net revenue by geography is based on the billing addresses of the Company’s customers and a reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	ODS	AGP	Consolidated	ODS	AGP	Consolidated
	(in thousands)
U.S. and Canada	$33,663	$27,777	$61,440	$34,185	$23,178	$57,363
EMEA	33,380	13,773	47,153	29,662	11,568	41,230
APAC	46,192	21,907	68,099	31,583	9,930	41,513
LATAM	2,369	—	2,369	1,034	9	1,043
Elimination	—	—	(378)	—	—	(772)
Total	$115,604	$63,457	$178,683	$96,464	$44,685	$140,377

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
	ODS	AGP	Consolidated	ODS	AGP	Consolidated
	(in thousands)
U.S. and Canada	$71,711	$51,833	$123,544	$71,403	$39,491	$110,894
EMEA	63,544	27,135	90,679	55,665	22,999	78,664
APAC	85,834	41,082	126,916	62,634	18,321	80,955
LATAM	4,511	3	4,514	2,210	166	2,376
Elimination	—	—	(987)	—	—	(1,586)
Total	$225,600	$120,053	$344,666	$191,912	$80,977	$271,303
Note 5—Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment for the six months ended September 30, 2026 were as follows:

	ODS	AGP	Total
	(in thousands)
Goodwill as of March 31, 2026	$80,176	$142,877	$223,053
Foreign currency translation	—	(328)	(328)
Goodwill as of September 30, 2026	$80,176	$142,549	$222,725
Accumulated goodwill impairment on our consolidated balance sheet was $336.6 million at both September 30, 2026 and March 31, 2026 .
Intangible Assets
The components of intangible assets, net as of September 30, 2026 and March 31, 2026 were as follows:

	As of September 30, 2026
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Customer relationships	9.90 years	$137,568	$(53,212)	$84,356
Developed technology	1.92 years	145,428	(109,470)	35,958
Publisher relationships	14.43 years	109,414	(30,281)	79,133
Total		$392,410	$(192,963)	$199,447

	As of March 31, 2026
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Customer relationships	10.36 years	$137,836	$(48,670)	$89,166
Developed technology	2.38 years	145,487	(99,268)	46,219
Publisher relationships	14.92 years	109,542	(27,479)	82,063
Total		$392,865	$(175,417)	$217,448
The Company recorded amortization expense, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amortization of intangible assets	$8,854	$10,410	$17,720	$23,861
As of September 30, 2026, estimated amortization expense for future fiscal years is expected to be as follows (in thousands):

Fiscal year 2027 (remaining six months)	$17,685
Fiscal year 2028	35,371
Fiscal year 2029	18,429
Fiscal year 2030	14,631
Fiscal year 2031	14,459
Thereafter	98,872
Total	$199,447
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.
Note 6—Accounts Receivable
Accounts receivable consisted of the following:

	September 30,	March 31,
	2026	2026
	(in thousands)
Billed	$174,900	$159,381
Unbilled	100,438	100,342
Allowance for credit losses	(8,934)	(8,483)
Accounts receivable, net	$266,404	$251,240
All unbilled receivables as of September 30, 2026 are expected to be billed and collected, subject to the allowance for credit losses, within twelve months.

Allowance for Credit Losses
The changes to the allowance for credit losses on accounts receivable for the six months ended September 30, 2026 were as follows (in thousands):

Allowance for credit losses as of March 31, 2026	$8,483
Provision for credit losses	566
Write-offs	(115)
Allowance for credit losses as of September 30, 2026	$8,934
The Company recorded credit loss expense, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Provision for credit losses	$289	$54	$566	$842
Note 7—Property and Equipment
Property and equipment, including software, consisted of the following:

	September 30,	March 31,
	2026	2026
	(in thousands)
Computer equipment	$8,187	$8,478
Developed software	163,822	147,399
Furniture and fixtures	1,394	1,378
Leasehold improvements	3,630	3,668
	177,033	160,923
Accumulated depreciation	(127,670)	(111,812)
Property and equipment, net	$49,363	$49,111
Depreciation and amortization expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Product development	$—	$—	$3	$—
General and administrative expenses	8,161	4,456	16,097	14,341
Depreciation and amortization expense	$8,161	$4,456	$16,100	$14,341

Cloud Computing Arrangements
The net carrying value of capitalized implementation costs related to cloud computing arrangements that were incurred during the application development stage were as follows:

	September 30, 2026	March 31, 2026
	(in thousands)
Current	$1,233	$1,233
Non-current	2,777	3,267
Cloud computing arrangements, net of accumulated amortization	$4,010	$4,500
The current amount is reported in other current assets, and the non-current amount is recorded in other non-current assets on the condensed consolidated balance sheet.
Amortization expenses for the implementation costs of cloud-based computing arrangements, in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amortization expense	$308	$308	$616	$616
Note 8—Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	March 31, 2026
	(in thousands)
Accrued expenses	$8,341	$9,008
Accrued interest	124	305
Foreign income tax payable	3,801	875
Current lease liabilities	2,681	3,149
Other current liabilities	1,649	1,334
Total other current liabilities	$16,596	$14,671
During the three months ended June 30, 2026, the Company entered into an agreement with a third party to sell its dormant exchange (the “Exchange”), originally acquired in connection with the AdColony acquisition in 2021, for total cash consideration of $4.7 million (the “Consideration”). The Company deferred the Consideration as the transfer of the Exchange was not completed by June 30, 2026. The Consideration was recorded in other current liabilities within the Company’s condensed consolidated balance sheet. Upon completion of the transfer of the Exchange, the Company recognized the gain of $4.7 million during the three months ended September 30, 2026 in other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

Note 9—Debt
The following table summarizes borrowings under the Company’s debt obligations and the associated interest rates:

	September 30, 2026		March 31, 2026
	Amount	Effective Rate	Amount	Effective Rate
	(in thousands, except interest rate)
Term loan A (due August 2029)	$283,219	11.6%	$285,000	11.7%
Term loan B (due August 2029)	102,237	11.9	106,150	11.7
Less: Original debt discount	(14,549)		(11,917)
Less: Debt issuance costs	(6,417)		(7,517)
Less: Unamortized exit and duration fees	(10,885)		(10,753)
Total debt, net	353,605		360,963
Less: Current portion of long-term debt	(9,375)		(7,031)
Long-term debt, net	$344,230		$353,932
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
The Financing Agreement (i) has a four-year term from the Closing Date and (ii) provides for three separate tranches of term loans in an aggregate principal amount of $430.0 million (the “Loans”), all of which were borrowed in full by the Company on the Closing Date. The Loans are secured by substantially all of the assets by Company and Guarantors, subject to certain exceptions. Since the Closing Date, the Company repaid in full a term loan tranche in the aggregate amount of $55.0 million using proceeds from the Company's At-the-Market equity sales offering, which was subsequently terminated.
Pursuant to the Financing Agreement, the Company issued warrants to the lenders providing the term loans. The Company recorded the warrants as a liability at their full fair value and allocated the remaining proceeds from the incremental borrowings of the Financing Agreement to the term loans, net of a discount.
The Loans accrue interest, at the Company’s option, at a term Secured Overnight Financing Rate (“SOFR rate”) or a reference rate for U.S. dollar borrowings, plus an applicable margin. The applicable margin for Loans accruing interest at the term SOFR rate ranges from 7.50% to 8.00% and ranges from 6.50% to 7.00% for loans accruing interest at the reference rate. The outstanding principal amount of the Loans is subject to scheduled repayment as follows: (i) on the last day of each fiscal quarter, beginning September 30, 2026, until the maturity of the Loans, the Company will repay the outstanding principal amount of term loans in an amount equal to $2.3 million in the aggregate across the remaining two tranches and (ii) on the maturity date, the Company will pay the remaining aggregate outstanding principal amount, including all accrued and unpaid interest thereon. As of September 30, 2026, $9.4 million was recorded as the current portion of long-term debt on the Company’s consolidated balance sheet, with the remainder of the principal of the Loans recorded as long-term debt, net.
On April 20, 2026 (the “Amendment Date”), the Company amended its Financing Agreement. The amendment reduced the liquidity covenant requirement for the period between April 1, 2026 and December 31, 2026 from $20.0 million to $15.0 million and modified the timing and amount of its exit and duration fees. The liquidity covenant reverts to $20.0 million on January 1, 2027 through the maturity of the Financing Agreement. The Company (i) paid a $5.0 million amendment fee, capitalized as original debt discount to be amortized over the remaining term of the Financing Agreement; (ii) limited its remaining exit fees to $1.4 million; and (iii) limited future duration fees to $5.0 million, payable in cash, which will be waived if the Company prepays the principal of a certain tranche of the outstanding term loan by December 31, 2026. The exit fees were added to the outstanding principal balance on the Amendment Date.
The Financing Agreement requires certain exit and duration fees which are earned on various contractual dates through December 31, 2026 and a portion of these fees are added to the outstanding principal balance when due. As of September 30, 2026, the Company has added total exit fees of $5.9 million and duration fees of $10.8 million to its principal balance. The Company uses the effective interest method to recognize the exit and duration fees over the term of the debt. The effective interest rate for the period from the date of issuance through September 30, 2026, on the affected tranche was 17.38%. As of September 30, 2026, the Company may be required to pay $5.0 million in duration fees should the principal of a certain tranche remain unpaid as of December 31, 2026.
The table below summarizes the changes in the Company’s unamortized exit and duration fees during the six months ended September 30, 2026 (in thousands):

Balance as of March 31, 2026	$10,753
Exit and duration fees recognized over the effective interest method	(1,218)
Exit and duration fees added to outstanding principal	1,350
Balance as of September 30, 2026	$10,885
As of September 30, 2026, the future principal payments by fiscal year, for the outstanding debt, inclusive of both exit and duration fees, are as follows (in thousands):

Fiscal year 2027 (remaining six months)	$4,688
Fiscal year 2028	9,376
Fiscal year 2029	9,376
Fiscal year 2030	362,016
Total payments	$385,456
The Financing Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Financing Agreement requires the Company to maintain (i) a maximum leverage ratio with step-downs every fiscal quarter and (ii) minimum liquidity of (A) $10.0 million from the Closing Date until March 31, 2026 and (B) $15.0 million from and after April 1, 2026 until December 2026, of which no less than $5.0 million must be maintained within the U.S. The liquidity covenant reverts to $20.0 million on January 1, 2027 through the maturity of the Financing Agreement. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flows.
As of September 30, 2026, the Company was in compliance with all covenants under the Financing Agreement.
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
The Warrants provide certain customary registration rights with respect to the resale of shares of Common Stock underlying 2025 Warrants held by or issuable to the holders from time to time. The 2025 Warrants also contain customary indemnity and contribution obligations in connection with such registration.
The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. The table below is a summary of changes in the fair value of the Company’s valuations for the derivative liability for the six months ended September 30, 2026 (in thousands):

Balance as of March 31, 2026	$2,164
Change in fair value	8,606
Balance as of September 30, 2026	$10,770
Interest expense, net
The components of the Company’s interest expense, net were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense on outstanding principal balances	$11,128	$11,490	$22,418	$20,278
Amortization of debt discount, issuance costs, and exit and duration fees	3,086	2,778	4,686	3,932
Unused line of credit fees	—	8	—	20
Total interest expense, net	$14,214	$14,276	$27,104	$24,230
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
Our stockholders approved amendments to the 2020 Plan on August 27, 2024 and August 25, 2026 to increase the number of shares of common stock reserved for issuance by 8,560,000 and 10,630,000 shares, respectively. Following the 2026 amendment, the total number of shares reserved for issuance under the 2020 Plan increased to 31,190,000 shares, in addition to certain other changes. As of September 30, 2026, 11,498,025 shares of common stock were available for issuance as future awards under the 2020 Plan.
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
The following table summarizes stock option activity for the six months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2026	6,572,910	$9.02	6.31	$2,571
Granted	—	—
Exercised	(315,468)	4.16
Forfeited / Expired	(981,641)	7.98
Options outstanding as of September 30, 2026	5,275,801	$9.51	5.19	$32,702
Options exercisable as of September 30, 2026	4,487,993	$10.46	4.65	$27,063
At September 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $2.1 million, with an expected remaining weighted-average recognition period of 1.56 years.
Restricted Stock
Awards of restricted stock units are grants of time-based restricted stock units (“RSUs”) that are issued at no cost to the recipient. The stock-based compensation expense for these awards is determined using the fair market value of the Company’s common stock on the date of the grant. No capital transaction occurs until the units vest, at which time they are converted to restricted or unrestricted stock. Compensation expense for RSUs with a time condition is recognized on a straight-line basis over the requisite service period.
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
The following table summarizes RSU and RSA activity for the six months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding as of March 31, 2026	3,110,101	$4.38
Granted	3,456,361	3.60
Vested	(1,146,816)	4.72
Forfeited	(531,976)	4.69
Unvested restricted shares outstanding as of September 30, 2026	4,887,670	$3.71
At September 30, 2026, total unrecognized stock-based compensation expense related to RSUs and RSAs was $18.1 million, with an expected remaining weighted-average recognition period of 2.27 years.
Performance-Based Stock Units
The Company periodically grants PSUs, at no cost to the recipient, to certain key employees that are subject to the achievement of specified internal performance metrics over a specified performance period. The terms and conditions of the PSUs generally allow for vesting of the awards ranging between forfeiture and up to 200% of target. Stock-based compensation expense for PSUs with a performance condition is determined using the fair market value of the Company’s common stock on the date of the grant and recognized on a straight-line basis based on the most likely attainment scenario over the performance period. The most likely attainment scenario is reevaluated each period.
During the three months ended September 30, 2026, the Company granted 191,716 PSUs subject to both a market condition and service condition requiring continued employment through June 15, 2029. The market condition is based on the Company’s total shareholder return (“TSR”) relative to the TSR of a defined peer group over the measurement period, with vesting ranging from 0% to 150% of the target number of shares depending on the Company’s relative TSR ranking. The grant-date fair value of these awards was estimated using a Monte Carlo simulation model.
The following table summarizes the assumptions and related grant-date fair value of the PSUs subject to market conditions granted during the three months ended September 30, 2026:

Volatility	115.58%
Expected term (in years)	2.78
Dividend yield	—%
Risk-free interest rate	4.35%
Grant-date fair value per share	$11.58-12.50
The following table summarizes the PSU activity for the six months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested performance-based shares outstanding as of March 31, 2026	1,785,737	$5.62
Granted(1)	383,433	10.91
Vested	—	—
Forfeited	(548,165)	3.35
Unvested performance-based shares outstanding as of September 30, 2026	1,621,005	$5.06
_____________
(1) Includes 191,716 of PSUs with a market condition valued using a Monte Carlo simulation, with an average grant-date fair value of $12.04 per share.
At September 30, 2026, total unrecognized stock-based compensation expense related to PSUs was $5.2 million, with an expected remaining weighted-average recognition period of 2.46 years. This amount excludes $1.3 million of unrecognized compensation cost related to 328,981 unvested shares for which the performance conditions are not considered probable of achievement.
Shares Withheld for Tax Purposes
For RSUs, RSAs and PSUs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the six months ended September 30, 2026 and 2025, we withheld and retired approximately 55,632 and 72,600 shares to satisfy $0.4 million and $0.3 million of employees’ tax obligations, respectively. These shares are treated as common stock repurchases in our condensed consolidated financial statements.

Stock-Based Compensation Expense
Stock-based compensation expense, within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss), was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock-based compensation expense	$1,981	$5,451	$4,429	$11,718
Note 11—Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Basic income (loss) per share:
Numerator:
Net income (loss)	$10,283	$(21,395)	$(2,981)	$(35,499)
Denominator:
Weighted average common shares outstanding, basic	121,286	109,128	120,979	107,885

Basic net income (loss) per common share	$0.08	$(0.20)	$(0.02)	$(0.33)

Diluted income (loss) per share:
Numerator:
Net income (loss), basic	$10,283	$(21,395)	$(2,981)	$(35,499)
Unrealized (gain) loss on derivatives	(2,193)	—	—	—
Net income (loss), diluted	8,090	(21,395)	(2,981)	(35,499)
Denominator:
Weighted average common shares outstanding, basic	121,286	109,128	120,979	107,885
Dilutive effect of potential common shares relating to unvested share awards	7,263	—	—	—
Dilutive effect of potential common shares from the 2025 Warrants	676	—	—	—
Weighted average common shares outstanding, diluted	129,225	109,128	120,979	107,885

Diluted net income (loss) per common share	$0.06	$(0.20)	$(0.02)	$(0.33)
When calculating diluted net income (loss) per share, the Company is required under ASC Topic 260 Earnings Per Share (“ASC 260”) to adjust net income (loss) for the effect of items relating to dilutive potential common shares. The Company has identified its unvested restricted stock units, performance stock units, and stock options, in addition to the 2025 Warrants (as described further in Note 9—Debt), as potentially dilutive securities.
For the three months ended September 30, 2026, the Company adjusted its reported net income by the effect of unrealized gain on derivatives in the amount of $2.2 million, as the 2025 Warrants were in the money and considered dilutive shares in the earnings per share calculation. For the three months ended September 30, 2025 and six months ended September 30, 2026 and 2025, the Company excluded the impact of the unrealized loss on derivatives for its 2025 Warrants, notwithstanding the warrants being in the money, because the Company remained in a net loss position and the warrant holders do not share in the Company’s net loss under the two-class method.

Anti-dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive outstanding securities	1,195,347	4,784,947	8,477,222	4,770,940
Note 12—Income Taxes
The Company’s provision for income taxes as a percentage of pre-tax income (loss) (“effective tax rate”) is based on a current estimate of the annual effective income tax rate, adjusted to reflect the impact of discrete items. n accordance with ASC 740 Accounting for Income Taxes, jurisdictions forecasting losses that are not benefited due to valuation allowances are not included in the Company’s forecasted effective tax rate.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Income (loss) before taxes	$12,953	$(19,943)	$1,977	$(36,140)
Income tax expense (benefit)	2,670	1,452	4,958	(641)
Effective tax rate	20.6%	(7.3)%	250.8%	1.8%
The difference between the effective tax rate and the statutory tax rate for the three months ended September 30, 2026 and 2025 are primarily related to foreign income tax rate differences. The difference between the effective tax rate and the statutory tax rate for the six months ended September 30, 2026 and 2025 are primarily related to foreign income tax rate differences and a valuation allowance on net operating loss carryforwards.
Note 13—Commitments and Contingencies
Hosting Agreements
The Company enters into hosting agreements with service providers and in some cases, those agreements include minimum commitments that require the Company to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one-year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $25.5 million for the remaining six months of fiscal year 2027 and $144.0 million over the next three fiscal years through March 31, 2030.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”). The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “seek,” “should,” “could,” “can,” “would,” “may,” “might,” “intend,” “plan,” “target,” “project,” “contemplate,” “predict,” “suggest,” “potential,” and “continue” and the negative of these words and other similar expressions, as they relate to our management or us, are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in or implied by these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as well as those described elsewhere in this Report and in our other public filings. The risks included are not exhaustive and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time-to-time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We do not undertake any obligation to update any forward-looking statements made in this Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are estimates based on assumptions, known historical results and trends at the time they are made, to anticipate future results or trends. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
Appointment of Chief Financial Officer
The Company announced on November 5, 2026 the appointment of Daniel Lentz as its Chief Financial Officer, with a start date of November 30, 2026.
Amendment to Financing Agreement
On April 20, 2026, the Company amended its Financing Agreement. The amendment reduced the liquidity covenant requirement for the period between April 1, 2026 and December 31, 2026 from $20.0 million to $15.0 million and modified the timing and amount of its exit and duration fees. The Company (i) paid a $5.0 million amendment fee, capitalized as original debt discount to be amortized over the remaining term of the Financing Agreement; (ii) limited its remaining exit fees to $1.4 million; and (iii) limited future duration fees to $5.0 million, payable in cash, which will be waived if the Company prepays the principal of a certain tranche of the outstanding term loan by December 31, 2026. The exit fees were added to the outstanding principal balance on the Amendment Date.
Impact of Economic Conditions and Geopolitical Developments
The Company, as a global company, is subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine, geopolitical tensions involving China including but not limited to various U.S. federal and state governmental agencies continued examination of the distribution and use of apps developed and/or published by China-based companies, market conditions related to inflation, recessionary concerns and their impact on consumer confidence, fluctuating foreign currency exchange rates, increases in trade tariffs, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry, supply chain, including the continued global memory chip shortage associated with high AI demands, and energy market disruption issues. As a result of these macroeconomic conditions and uncertainties, certain of our customers have, and others may, defer or reduce their use of our services, which has had, and could in the future have, a negative impact on our business, financial condition, and results of operations. We have suspended our business activities in Russia and Belarus to the extent required by applicable law, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Despite our significant presence in the region, we do not expect the ongoing conflicts in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine to have a material impact on our operations or our financial results. In addition, our borrowings outstanding under our Financing Agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our business, financial condition, and results of operations.
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
Other direct costs of revenue are comprised primarily of hosting costs directly related to the generation of revenue and bidding and platform fees associated with the Company’s exchange platform. The Company anticipates hosting costs will continue to increase in absolute dollars, but remain relatively consistent as a percentage of revenues, in connection with increased usage to support its platform.
Product development expenses include the development and maintenance of the Company’s product suite and are primarily a function of employee-related costs, which include salaries, incentive compensation, and benefits as well as professional services fees, hosting costs, and software costs, which include AI-related costs. The Company capitalizes certain product development costs related to developing new functionality for our products, which may cause our product development expense to fluctuate from period to period.
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
Interest and Other (Income) Expense, Net
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
Other (income) expense, net primarily consists of non-recurring transactions for the Company.

RESULTS OF OPERATIONS
Comparison of Our Results of Operations for the Three Months Ended September 30, 2026 to September 30, 2025:
Net Revenue

	Three Months Ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Net revenue
On Device Solutions	$115,604	64.7%	$96,464	68.7%	19.8%
App Growth Platform	63,457	35.5	44,685	31.8	42.0
Elimination	(378)	(0.2)	(772)	(0.5)	(51.0)
Total net revenue	$178,683	100.0%	$140,377	100.0%	27.3%
On Device Solutions
ODS revenue for the three months ended September 30, 2026, increased by $19.1 million or 19.8% compared to the three months ended September 30, 2025. Revenue from application media increased by $20.1 million, primarily due to an increase in new device volumes and revenue-per-device internationally, partially offset by a decrease in new device sales in the U.S.
App Growth Platform
AGP revenue for the three months ended September 30, 2026, increased by $18.8 million or 42.0% compared to the three months ended September 30, 2025, and was primarily driven by improved performance internationally, with the majority of that increase in the Asia-Pacific and China region. The increase was primarily driven by higher advertising exchange revenue of approximately $13.6 million, which was largely due to the continued onboarding of new publishers and demand partners, and an increase in performance and brand advertising revenue by approximately $5.2 million primarily due to increased spend by major partners.
Costs of Revenue and Operating Expenses

	Three Months Ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Costs of revenue and operating expenses
Revenue share	$87,719	49.1%	$63,093	44.9%	39.0%
Other direct costs of revenue	13,565	7.6	11,242	8.0	20.7
Product development	9,949	5.6	10,979	7.8	(9.4)
Sales and marketing	14,449	8.1	14,446	10.3	—
General and administrative	32,694	18.3	34,083	24.3	(4.1)
Total costs of revenue and operating expenses	$158,376	88.6%	$133,843	95.3%	18.3%
Revenue Share. Revenue share increased by $24.6 million or 39.0% to $87.7 million for the three months ended September 30, 2026, and was 49.1% as a percentage of total net revenue compared to $63.1 million, or 44.9% of total net revenue, for the three months ended September 30, 2025. The increase was largely consistent with the increase in net revenues. Revenue share as a percentage of total net revenue increased from 44.9% to 49.1% for the three months ended September 30, 2025 and September 30, 2026, respectively. The increase was driven by an increase in total net revenue over the same periods, and by product mix changes.
Other Direct Costs of Revenue. Other direct costs of revenue increased by $2.3 million or 20.7% to $13.6 million for the three months ended September 30, 2026, compared to the $11.2 million for the September 30, 2025. The increase in other direct costs for the three months ended September 30, 2026 was primarily driven by increases in hosting costs of $1.7 million and bidding and platform fees of $0.7 million.
Product Development. Product development expenses decreased by $1.1 million or 9.4% to $9.9 million for the three months ended September 30, 2026, compared to $11.0 million for the three months ended September 30, 2025. The decrease in product development expenses was primarily driven by an increase in offsetting net capitalization of labor and professional services costs related to internally-developed software of $0.9 million and reductions in professional services fees of $0.9 million and employee-related costs of $0.2 million, partially offset by higher software costs and hosting costs of $0.6 million and $0.2 million, respectively, when comparing the periods.
Sales and Marketing. Sales and marketing expenses remained flat at $14.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company noted higher professional services fees of $0.4 million, marketing costs of $0.2 million, and recruiting, relocation and training costs of $0.1 million, which were offset by a decrease in employee-related costs of $0.8 million, which included a reduction to incentive-based compensation expense of $1.1 million primarily due to the departure of a senior executive.
General and Administrative. General and administrative expenses decreased by $1.4 million or 4.1% to $32.7 million for the three months ended September 30, 2026, as compared to $34.1 million for the three months ended September 30, 2025. The decrease was primarily due to a reduction in stock based compensation expense of $3.4 million, and professional services fees of $0.7 million. These decreases were partially offset by increases in depreciation and amortization expense of $2.2 million, primarily related to the Company’s internally developed software, and facilities costs of $0.4 million.
Interest and Other Expense, Net

	Three Months Ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Interest and other expense, net
Interest expense, net	$14,214	8.0%	$14,276	10.2%	(0.4)%
Unrealized (gain) loss on derivatives	(2,193)	(1.2)	2,335	1.7	(193.9)
Foreign exchange transaction (gain) loss	88	—	(1,136)	(0.8)	(107.7)
Loss on extinguishment of debt	—	—	9,795	7.0	(100.0)
Other (income) expense, net	(4,755)	(2.7)	1,207	0.9	(494.0)
Total interest and other expense, net	$7,354	4.1%	$26,477	18.9%	(72.2)%
Interest expense, net. For the three months ended September 30, 2026, interest expense, net, decreased by $0.1 million or 0.4% compared to the three months ended September 30, 2025 and was comprised of the following:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Interest expense on outstanding principal balances	$11,128	$11,490
Amortization of debt discount, issuance costs, and exit and duration fees	3,086	2,778
Unused line of credit fees	—	8
Total interest expense, net	$14,214	$14,276

The decrease of $0.1 million was primarily due to a decrease of $0.4 million in the interest expense charged on outstanding principal balances primarily due to a reduction of $34.4 million in the outstanding principal of the Company’s Financing Agreement to $385.5 million as of September 30, 2026 from $419.9 million as of September 30, 2025, offset by an increase in interest rates when comparing the periods. Our average interest rates for the three months ended September 30, 2026 and 2025 were 11.6% and 11.1%, respectively. This decrease was partially offset by an increase of $0.3 million of amortization of debt discount, issuance costs and exit and duration fees as a result of additional debt discount, exit and duration fees incurred when comparing the two periods.
Unrealized (gain) loss on derivatives. For the three months ended September 30, 2026, there was an unrealized gain of $2.2 million as compared to the unrealized loss of $2.3 million for the three months ended September 30, 2025. The change when comparing the periods was primarily driven by changes in the Company’s stock price.
Foreign exchange transaction (gain) loss. For the three months ended September 30, 2026, the Company recorded a foreign exchange transaction loss of $0.1 million in comparison to foreign exchange transaction gains of $1.1 million for the three months ended September 30, 2025. The changes were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivable and payable denominated in currencies other than the functional currency of the Company’s foreign entities.
Loss on extinguishment of debt. The Company recorded a loss of $9.8 million for the three months ended September 30, 2025 due to the extinguishment of its Amended and Restated Credit Agreement with Bank of America on August 29, 2025. There was no loss on extinguishment of debt during the three months ended September 30, 2026.
Other (income) expense, net. The Company recorded other income, net of $4.8 million for the three months ended September 30, 2026 primarily due to a $4.7 million gain on the sale of its dormant exchange (the “Exchange”) to a third party. The Exchange had been acquired in connection with the AdColony acquisition in 2021. This compares to other expense, net of $1.2 million for the three months ended September 30, 2025 primarily related to certain professional services fees associated with the Company’s equity and financing transactions undertaken during the period.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands, except percentages)
Income (loss) before taxes	$12,953	$(19,943)	(165.0)%
Income tax expense (benefit)	2,670	1,452	83.9
Effective tax rate	20.6%	(7.3)%
Income tax expense increased $1.2 million to $2.7 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025. The increase in our expense is primarily due to an increase in income before taxes largely offset by changes to our valuation allowances and other discrete items when comparing the periods.

Comparison of Our Results of Operations for the Six Months Ended September 30, 2026 to September 30, 2025:
Net Revenue

	Six months ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Net revenue
On Device Solutions	$225,600	65.5%	$191,912	70.7%	17.6%
App Growth Platform	120,053	34.8	80,977	29.8	48.3
Elimination	(987)	(0.3)	(1,586)	(0.6)	(37.8)
Total net revenue	$344,666	100.0%	$271,303	100.0%	27.0%
On Device Solutions
ODS revenue for the six months ended September 30, 2026, increased by $33.7 million or 17.6% compared to the six months ended September 30, 2025. Revenue from application media revenue increased by approximately $32.1 million for the six months ended September 30, 2026, primarily due to higher device volumes internationally and an increase in revenue-per-device in the US and internationally, partially offset by lower device volumes in the US.
App Growth Platform
AGP revenue for the six months ended September 30, 2026, increased by $39.1 million or 48.3% compared to the six months ended September 30, 2025. The increase was primarily a result of an increase in advertising exchange of approximately $28.0 million, which was largely due to the continued onboarding of new publishers and demand partners. Performance and brand advertising revenue increased by approximately $11.1 million, primarily due to increased demand by major brands.
Costs of Revenue and Operating Expenses

	Six months ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Costs of revenue and operating expenses
Revenue share	$160,702	46.6%	$121,231	44.7%	32.6%
Other direct costs of revenue	26,529	7.7	22,046	8.1	20.3
Product development	20,539	6.0	21,126	7.8	(2.8)
Sales and marketing	29,782	8.6	28,035	10.3	6.2
General and administrative	65,681	19.1	76,992	28.4	(14.7)
Total costs of revenue and operating expenses	$303,233	88.0%	$269,430	99.3%	12.5%
Revenue Share. Revenue share increased by $39.5 million or 32.6% to $160.7 million for the six months ended September 30, 2026, and was 46.6% as a percentage of total net revenue compared to $121.2 million, or 44.7% of total net revenue, for the six months ended September 30, 2025. The increase in revenue share was attributable to the increase in total net revenue over the same periods, as these costs are typically paid as a percentage of our revenue. Revenue share as a percentage of total net revenue increased from 44.7% to 46.6% for the six months ended September 30, 2025 and September 30, 2026, respectively, and was driven by product mix changes.

Other Direct Costs of Revenue. Other direct costs of revenue increased by $4.5 million or 20.3% to $26.5 million for the six months ended September 30, 2026 compared to $22.0 million for the six months ended September 30, 2025. The increase in other direct costs for the six months ended September 30, 2026 was primarily driven by an increase in hosting costs of $2.3 million and bidding and platform fees of $2.2 million.
Product Development. Product development expenses decreased by $0.6 million or 2.8% to $20.5 million for the six months ended September 30, 2026, compared to $21.1 million for the six months ended September 30, 2025. The decrease in product development expenses was primarily driven by a decrease in professional services fees of $2.1 million, partially offset by increases in software-, hosting-, and employee-related costs of $0.8 million, $0.5 million and $0.2 million, respectively.
Sales and Marketing. Sales and marketing expenses increased by $1.7 million or 6.2% to $29.8 million for the six months ended September 30, 2026 compared to $28.0 million for the six months ended September 30, 2025. The increase in sales and marketing expenses was primarily due to higher net employee-related costs of $0.7 million, which includes an increase for employee base salaries and benefits of $1.5 million offset by a reduction to incentive-based compensation expense of $0.8 million, professional services fees of $0.7 million, marketing costs of $0.2 million and recruiting, relocation and training costs of $0.1 million.
General and Administrative. General and administrative expenses decreased by $11.3 million or 14.7% to $65.7 million for the six months ended September 30, 2026, compared to $77.0 million for the six months ended September 30, 2025. The decrease was primarily due to decreases in employee-related costs of $6.5 million, primarily driven by a reduction in stock-based compensation expense of $7.1 million, depreciation and amortization expense of $4.4 million and professional services fees of $0.6 million. The decrease in depreciation and amortization expense was primarily related to certain intangible assets that became fully amortized during the six months ended September 30, 2025, partially offset by increased amortization associated with the Company’s internally developed software when comparing the periods.
Interest and Other Expense, Net

	Six months ended September 30,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Change
	(in thousands, except percentages)
Interest and other expense, net
Interest expense, net	$27,104	7.9%	$24,230	8.9%	11.9%
Unrealized loss on derivatives	8,606	2.5	2,335	0.9	268.6
Foreign exchange transaction gain	(593)	(0.2)	(222)	(0.1)	167.1
Loss on extinguishment of debt	—	—	9,795	3.6	(100.0)
Other expense, net	4,339	1.3	1,875	0.7	131.4
Total interest and other expense, net	$39,456	11.4%	$38,013	14.0%	3.8%
Interest expense, net. For the six months ended September 30, 2026, interest expense, net, increased by $2.9 million or 11.9%, compared to the six months ended September 30, 2025, and was comprised of the following:

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Interest expense on outstanding principal balances	$22,418	$20,278
Amortization of debt discount, issuance costs, and exit and duration fees	4,686	3,932
Unused line of credit fees	—	20
Total interest expense, net	$27,104	$24,230
Interest expense on outstanding principal balances increased by $2.1 million when comparing the six months ended September 30, 2026 to the six months ended September 30, 2025. The increase was primarily due to increased interest rates, partially offset by a reduction of $34.4 million in the outstanding principal of the Company’s Financing Agreement to $385.5 million as of September 30, 2026 from $419.9 million as of September 30, 2025. Average interest rates for the six months ended September 30, 2026 and 2025 were 11.6% and 9.9%, respectively. The increase in our average interest rate includes increases to both the base rate and applicable margins on our debt when comparing the periods. Additionally, amortization of debt discount, issuance costs and exit and duration fees increased by $0.8 million due to additional debt discount, exit and duration fees incurred when comparing the two periods.
Unrealized Loss on Derivatives. For the six months ended September 30, 2026, the unrealized loss on derivatives was $8.6 million, an increase of $6.3 million compared to $2.3 million for the six months ended September 30, 2025. The increase was primarily due to changes in the Company’s stock price when comparing the two periods.
Foreign Exchange Transaction Gain. The Company recorded foreign exchange transaction gains of $0.6 million and $0.2 million for the six months ended September 30, 2026 and September 30, 2025, respectively. The foreign exchange gains were primarily attributable to fluctuations in foreign exchange rates for trade accounts receivable and payable denominated in currencies other than the functional currency of the Company’s foreign entities.
Loss on Extinguishment of Debt. For the six months ended September 30, 2025, the Company recorded a loss on extinguishment of $9.8 million associated with the extinguishment of the Company’s Amended and Restated Credit Agreement with Bank of America, which was terminated and fully paid on August 29, 2025. There was no loss on extinguishment of debt during the six months ended September 30, 2026.
Other Expense, net. For the six months ended September 30, 2026, the Company recorded other expense, net of $4.3 million, as compared to other expense, net of $1.9 million for the six months ended September 30, 2025. The increase of $2.4 million was primarily due to a non-cash fair value adjustment of $9.3 million relating to the revaluation of one of the Company’s non-marketable, strategic equity investments during the six months ended September 30, 2026, partially offset by a $4.7 million gain on the sale of the Exchange to a third party during the six months ended September 30, 2026 and $1.8 million of certain professional services fees associated with the Company’s equity and financing transactions undertaken during the six months ended September 30, 2025.
Income Tax Expense (Benefit)

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands, except percentages)
Income (loss) before taxes	$1,977	$(36,140)	(105.5)%
Income tax expense (benefit)	4,958	(641)	(873.5)
Effective tax rate	250.8%	1.8%
Income tax expense increased $5.6 million to an expense of $5.0 million for the six months ended September 30, 2026, from a benefit of $0.6 million for the six months ended September 30, 2025. The increase is primarily due to the increase in income before taxes as well as changes to our valuation allowances and other discrete items when comparing the periods.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash from operations, and borrowings under the Financing Agreement. As of September 30, 2026, we had unrestricted cash of approximately $51.4 million and restricted cash of approximately $0.3 million. For the six months ended September 30, 2026, the Company generated a net loss of $3.0 million and cash from operating activities of $36.7 million.
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
We are evaluating opportunities to refinance our existing indebtedness and may also seek to raise additional capital through equity or debt financing arrangements in order to optimize our capital structure and reduce borrowing costs. Under the Financing Agreement, the Company is required to pay duration fees of $5.0 million if one of the two remaining tranches of term loans is not repaid by December 31, 2026. See Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the exit and duration fees. We believe our existing cash and cash equivalents, cash flow from operations, and ability to access debt financing arrangements would be sufficient to meet our working capital and other business requirements for at least 12 months from the filing date of this Report. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include general and regional economic, financial, competitive, legislative, regulatory, and other factors such as the U.S. and global economic climate uncertainty, the impact of tariffs, the state of the equity and debt markets and the ability to raise capital in such markets, health epidemics, economic and macroeconomic factors like labor shortages, supply chain disruptions, inflation, changes in interest rates and their impact on borrowing costs, consumer confidence levels, and geopolitical developments, including the conflicts in Israel, Gaza, Lebanon, Syria, Iran, Russia and Ukraine, and the political climate related to China. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets transactions will be available, in amounts sufficient to enable us to pay our debt, refinance our existing indebtedness or to fund our other liquidity needs. We have been and are continuing to explore various cost-saving opportunities, and we intend to continue seeking opportunities to generate additional revenue through operations. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance existing indebtedness or raise additional capital through equity or debt financing arrangements, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected. See Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information related to the foregoing risks.
Capital Resources
Our outstanding secured indebtedness under the Financing Agreement was $385.5 million as of September 30, 2026. The term loans under the Financing Agreement are fully borrowed and there is no further borrowing capacity under the Financing Agreement. The maturity date of the Financing Agreement is August 29, 2029, and the outstanding balance is classified as long-term debt, net of original debt discount of $14.5 million, debt issuance costs of $6.4 million, unamortized exit and duration fees of $10.9 million, and the current portion of long-term debt of $9.4 million on our consolidated balance sheet as of September 30, 2026. For further description of the terms of the Financing Agreement, see Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Our Financing Agreement also contains a maximum leverage ratio and minimum liquidity amount. If we fail to satisfy these covenants, the lender may declare a default, which could lead to acceleration of the debt maturity. Any such default would have a material adverse effect on us. In addition, the Financing Agreement contains certain mandatory prepayment provisions, including from proceeds raised from equity issuances and, beginning in fiscal year 2027, 50% of any excess cash flow.
As of September 30, 2026, we were in compliance with all covenants under the Financing Agreement.
As described above, we are evaluating opportunities to refinance our existing indebtedness and may also seek to raise additional capital through equity or debt financing arrangements in order to optimize our capital structure and reduce borrowing costs. If we raise additional funds by issuing equity or equity-linked securities, it may be at a price and on terms and conditions that are less favorable to the Company, and the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring new indebtedness, we may be subject to increased interest rates, increased fixed payment obligations, and could also be subject to additional restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be less favorable to the Company. We cannot guarantee that we will be able to refinance any of our indebtedness or enter into equity or equity-linked financing arrangements on commercially reasonable terms, or at all.
If the Company is unable to refinance certain loan tranches under the Financing Agreement by December 31, 2026, the Company will be required to pay duration fees in the amount of $5.0 million. In addition, the liquidity covenant reverts to $20.0 million on January 1, 2027 through the maturity of the Financing Agreement and the 50% excess cash flow sweep will begin January 1, 2027. See Note 9— Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the exit and duration fees, liquidity covenant and cash flow sweep requirements.
Hosting Agreements
We enter into hosting agreements with service providers, and, in some cases, those agreements include minimum commitments that require us to purchase a minimum amount of service over a specified time period (“the minimum commitment period”). The minimum commitment period is generally one year in duration, and the hosting agreements include multiple minimum commitment periods. Our minimum purchase commitments under these hosting agreements total approximately $25.5 million for the remaining six months of fiscal year 2027 and $144.0 million over the next three fiscal years through March 31, 2030. See Note 13—Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Cash Flow Summary

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$36,702	$23,248	57.9%
Net cash used in investing activities	(10,868)	(15,386)	(29.4)
Net cash used in financing activities	(11,101)	(8,232)	34.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,073)	(430)	149.5
Net change in cash, cash equivalents and restricted cash	$13,660	$(800)	(1,807.5)%
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated from user acquisition and advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from customers and payments to our carrier and publisher partners as well as other vendors. If we cannot increase our revenue levels and manage costs appropriately, our future cash flows from operating activities may be negatively affected. Cash provided by operating activities was $36.7 million and $23.2 million for the six months ended September 30, 2026 and 2025, respectively.
The increase of $13.5 million in net cash provided by operating activities during the six months ended September 30, 2026 as compared to the six months ended September 30, 2025 was due primarily to the $39.6 million increase in operating income, partially offset by an increase to our net change in operating assets and liabilities of $10.9 million and decreases in stock-based compensation expense and depreciation and amortization expense of $7.3 million and $4.4 million, respectively, when comparing the six months ended September 30, 2026 to 2025. The change in operating assets and liabilities represented a use of cash of $20.6 million and $9.6 million for the six months ended September 30, 2026 and 2025, respectively. Additionally, our operating cash flows were affected by increases in cash paid for income taxes of $5.1 million.

Investing Activities
Our primary investing activities consist of purchases of property and equipment, sales of assets, capital expenditures in support of creating and enhancing our technology infrastructure, and to a lesser extent acquisitions of businesses. Net cash used in investing activities decreased by $4.5 million when comparing the six months ended September 30, 2026 to 2025, and this decrease was primarily due to $4.7 million of proceeds from the sale of the Exchange during the six months ended September 30, 2026. There was no comparable transaction during the six months ended September 30, 2025.
Financing Activities
Financing cash flows consist primarily of repayments associated with our long-term debt, proceeds from the issuance of shares of common stock through our equity incentive plans, and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased $2.9 million during the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The net financing cash outflow of $11.1 million for the six months ended September 30, 2026 primarily included principal payments on the Company’s long-term debt of $7.0 million, partially funded by the $4.7 million proceeds from the sale of the Exchange, and a $5.0 million payment for original issue discount in connection with our amendment to the Financing Agreement. The net financing cash outflow of $8.2 million for the six months ended September 30, 2025 included the Company’s repayment of its Amended and Restated Credit Agreement with Bank of America and the payment of debt issuance costs associated with the Financing Agreement of $421.1 million and $19.9 million, respectively, partially offset by proceeds from the Company’s Financing Agreement and At-the-Market equity sales offering in the amounts of $418.7 million and $13.6 million. For further description of the terms of and amendment to the Financing Agreement, see Note 9—Debt in the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
During the six months ended September 30, 2026 and 2025, the Company withheld and retired shares of common stock to satisfy $0.4 million and $0.3 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted and performance stock units during the relevant periods. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
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
During the three months ended September 30, 2026, the Company granted 191,716 PSUs that include a market condition. The fair value of these awards was estimated using a Monte Carlo simulation model, which requires management to make assumptions regarding expected stock price volatility, the risk-free interest rate, the expected term of the award, and dividend yield. These assumptions involve inherent uncertainty, and changes in them could materially affect the estimated fair value and the associated stock-based compensation expense recognized over the requisite service period. Compensation cost for these awards is recognized on a straight-line basis over the service period regardless of whether the market condition is achieved. See Note 10—Stock-Based Compensation for additional information, including the assumptions used in the Monte Carlo simulation.
Other than described above for the PSUs with a market-based performance criteria, there have been no material changes to our critical accounting estimates during the six months ended September 30, 2026, as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. For additional information on all of our significant accounting policies, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk described below, the Company is not aware of any material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 26, 2026.
Changes to the policies, technologies, practices of, or the laws and regulations that govern, third-party platforms and other ecosystem participants could materially limit our ability to deliver, measure and monetize advertising.
Our advertising and app distribution businesses depend on operating systems, app stores, devices, publishers or other supply-side partners, and advertising and measurement technologies controlled by third parties, including Google, Apple, OEMs and wireless carriers. These parties have broad discretion to adopt, change, interpret, and enforce their terms of service, policies, technical standards, application programming interfaces (“APIs”) and fees, often with little or no notice, and their decisions may favor their own products and services and may not align with our interests or those of our customers and partners.
Changes or other actions by these parties that could adversely affect our business and ability to monetize advertising or impact the value of our services include, among others: restrictions on device identifiers and tracking (such as Apple’s App Tracking Transparency framework and evolving Google restrictions on the Android Advertising ID, including the development of Google’s Privacy Sandbox for Android); publishers or supply-side platforms limiting the data we receive in response to privacy laws or other legal or industry developments; modifications to app store policies, preinstallation rules, or fee structures; updates to operating system permissions, defaults, or software development kits and API availability; policy changes by device manufacturers and operating systems pertaining to the enablement of app installs, driven by recent age verification laws; platform enforcement actions against us or our partners; and competitive conduct by platform operators that favor their own advertising products. Regulatory and legal developments, including antitrust proceedings and remedies involving Google and Apple, the European Union’s Digital Markets Act, and privacy laws, may also prompt platform changes that are difficult to predict.
Any of these changes could reduce the availability or quality of data used for targeting, attribution, and optimization, lower advertiser demand and the prices we can charge, restrict or eliminate our access to distribution channels or partners, cause carriers or OEMs to reduce or terminate their use of our products, or require us to make costly modifications to our products and business practices on short timelines. Losing access to data, ad bidding, or digital ad space could substantially reduce our revenue. We may not be able to anticipate or adapt to these changes in a timely or cost-effective manner, and our investments in alternative solutions, such as contextual targeting, first-party data and privacy-preserving measurement, may not be successful. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Fourth Amendment to the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026).
10.2	Employment Agreement, dated as of November 2, 2026, between Digital Turbine, Inc. and Daniel Lentz. †
31.1	Certification of William Stone, Principal Executive Officer. *
31.2	Certification of Joshua Kinsell, Principal Financial Officer. *
32.1	Certification of William Stone, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Joshua Kinsell, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
101
The following financial information from Digital Turbine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Digital Turbine, Inc.

Dated: November 9, 2026	By:	/s/ William Gordon Stone III
William Gordon Stone III
Chief Executive Officer
(Principal Executive Officer)

Digital Turbine, Inc.

Dated: November 9, 2026	By:	/s/ Joshua Kinsell
Joshua Kinsell
Chief Financial Officer (Interim) and Chief Accounting Officer
(Principal Financial Officer)